Form 10-K
period 1996-03-31
ARBOR SOFTWARE CORP
filed 1996-06-24
CIK 1001113

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26934

                           ARBOR SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                  77-0277772
(State or other jurisdiction     (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

  1325 CHESAPEAKE TERRACE,            94089
   SUNNYVALE, CALIFORNIA            (Zip Code)
   (Address of principal
     executive office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 727-5800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of May 31, 1996 was $663,503,603.

    The number of shares outstanding of the registrant's Common Stock as of May 31, 1996 was 10,921,870.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement dated June 24, 1996 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 23, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           ARBOR SOFTWARE CORPORATION
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

                                                         PART I
Item 1.     Business.......................................................................................           1
Item 2.     Properties.....................................................................................          12
Item 3.     Legal Proceedings..............................................................................          12
Item 4.     Submission of Matters to a Vote of Security Holders............................................          13
Item 4a.    Executive Officers of the Registrant...........................................................          13

                                                        PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters...........................          14
Item 6.     Selected Consolidated Financial Data...........................................................          14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          15
Item 8.     Financial Statements and Supplementary Data....................................................          20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........          34

                                                        PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          34
Item 11.    Executive Compensation.........................................................................          34
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          34
Item 13.    Certain Relationships and Related Transactions.................................................          34

                                                        PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          34
Signatures ................................................................................................          37

                                     PART I

    THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 6, 1995 (REG. NO. 33-97098).

ITEM 1. BUSINESS
GENERAL

    Arbor Software Corporation ("Arbor" or the "Company") develops, markets and supports client/server multidimensional database software for business planning, analysis, and management reporting. The Company's Essbase software is a powerful on-line analytical processing ("OLAP") solution that integrates data from throughout an enterprise, including data from relational databases, data warehouses and other data repositories, and allows users to perform multidimensional analysis on this data utilizing the most popular spreadsheets. Essbase users can easily access and organize large volumes of historical and projected data, rapidly perform interactive what-if scenario analyses and share this information with users throughout the enterprise.

    To succeed in today's increasingly competitive markets, businesses must accelerate the rate at which they identify and respond to changing business conditions. An organization's market agility and ultimate success are dependent upon its ability to rapidly collect, organize and analyze data to make effective business decisions. Many organizations have begun to implement business process reengineering initiatives to improve planning and analysis and decision making. Consequently, they have made substantial investments in information systems to automate many activities, resulting in the generation of large quantities of data. Spreadsheets, databases, data warehouses and query and reporting tools are used to store, manipulate and review this data. Each performs specific functions but does not fully address an organization's need to transform data into useful information upon which decisions can be based.

    On-line analytical processing software is an emerging category of software specifically designed for business planning and analysis. OLAP provides a basis for strategic and tactical decision making by allowing users to work with large volumes of historical and projected data located throughout an enterprise and transform such data into useful information.

    The powerful Essbase OLAP solution enables users to easily organize and view in multiple dimensions large volumes of historical and projected data from heterogeneous sources, to rapidly perform interactive scenario analyses and to share information with other users throughout the enterprise without significant utilization of MIS resources. Essbase consists of the Essbase Server, Essbase Spreadsheet Client and Essbase Application Manager, and may be augmented with optional tools to extend and enhance the functionality of the Essbase solution. Essbase is intuitive, easy to use and rapidly deployable, possesses robust calculation capabilities, provides rapid response to user requests and incorporates user-generated scenario data. Essbase also has the flexibility to reorganize and present data from a variety of perspectives without disturbing the integrity of the underlying historical data or causing the degradation of network performance.

    The Company believes that realization of future success will be largely dependent upon its ability to establish Essbase as a standard platform for on-line analytical processing. To accelerate the adoption of Essbase as a standard for OLAP, the Company plans to maintain its technology leadership in performance, analytical power, deployability, and open architecture and to foster strategic relationships with providers of software applications, tools, services and hardware platforms. In addition, to further the establishment of Essbase as a standard platform for on-line analytical processing, the Company intends to ensure that Essbase adheres to industry standards, leverages existing customer investments in information technology and focuses on solutions in a broad range of markets.

ESSBASE SOFTWARE

    Essbase is a comprehensive on-line analytical processing solution comprised of the Essbase Server, Essbase Spreadsheet Client and Essbase Application Manager. In addition, the Company offers optional modules that extend and enhance Essbase functionality.

    THE ESSBASE SERVER. The Essbase Server is a multidimensional database engine that supports simultaneous, multi-user access, analysis and write-back of data using multiple dimensions such as channel, geography, customer, fiscal period or budget versus actual. The data model, all data and data security controls reside at the Essbase Server, where data computation functions are performed. This approach to database calculations maximizes data integrity, reduces network traffic requirements and eliminates the need for high-performance client PCs and workstations. Specifically implemented as a client/server solution, Essbase can support simultaneous reading and writing by multiple users without perceptible impact on network performance and presents data to the user through a spreadsheet client or other common client interface. The Essbase Server operates on Windows NT, OS/2 and Unix operating systems.

    THE ESSBASE SPREADSHEET CLIENT. The Essbase Spreadsheet Client enables users with a variety of third party front-ends, including Microsoft Excel (Windows and Macintosh) and Lotus 1-2-3 for Windows to connect and seemlessly interact with Essbase. Users work within the spreadsheet interface to activate special Essbase features through mouse clicks and familiar "drag and drop" operations. For example, to retrieve data into a spreadsheet from the Essbase Server, the user chooses the "Retrieve" command from the pull-down Essbase menu, and clicks the mouse. The requested data is immediately displayed and available to be analyzed, manipulated and charted within the user's spreadsheet. Besides providing immediate data access, the Essbase Spreadsheet Client provides multidimensional analysis capabilities such as drill down and pivoting. Because of the tight integration of the Essbase Spreadsheet Client with the most widely used spreadsheet applications, the Essbase Spreadsheet Client can be easily deployed throughout the organization.

    THE ESSBASE  APPLICATION MANAGER.    The primary  functions of  the  Essbase
Application Manager are:

    - DATABASE DEFINITION. The database structure is defined using an intuitive outline format and is stored separately from the actual database. During the definition of the database structure, the Essbase Application Manager provides an evolving visual representation of dimensions, hierarchical structures within dimensions and embedded dimensional calculations.

    - DATA LOADING. The Essbase Application Manager provides powerful functions for loading data into an Essbase database and building tight links between data repositories and Essbase applications. Data can be loaded from relational databases, data warehouses, legacy database repositories, production systems, flat file extracts and spreadsheet files or any combination of each. Users can select, manipulate or substitute incoming data values as desired. Once defined, these rules can be stored and used on all subsequent data loads.

    - DIMENSION BUILDING. The Essbase Application Manager allows new database dimensions to be defined and new members of a dimension to be added to an existing outline, off-line from the actual database. Essbase dimension building capabilities are designed for quick and flexible adaptation of data structures to changing business conditions. New dimensions can be added automatically when new data is loaded. In addition, users can automatically aggregate data to new dimensions without having to reload the entire database.

    - CALCULATIONS DEFINITION. The Essbase Application Manager allows users to define calculations based on data in multiple dimensions which are executed by the powerful Essbase calculation engine. In addition to allowing users to create custom calculation formulas and scripts, the Essbase Application Manager can utilize over 100 pre-defined analytical functions, such as net present value and internal rate of return which are commonly required for planning and analysis. Calculations can be performed in the Essbase database or in defined fields derived from other calculated data fields.

    - SECURITY. The Essbase Application Manager has an intuitive graphical interface which allows administrators to limit access to applications or databases, specific dimensions, members, ranges of members or modification capabilities. The ability to define security groups also simplifies assigning access privileges. Access privileges, such as read, read-write and no access, can be created for specified groups and individuals and can be assigned to such groups without having to recreate the individual security profile for each user.

    OPTIONAL TOOLS TO  EXTEND AND  ENHANCE ESSBASE FUNCTIONALITY.   The  Company
markets additional separately sold modules that extend Essbase's functionality. These modules include the following:

    - APPLICATION PROGRAMMING INTERFACE (API). The Essbase API enables developers to use standard tools for creating custom applications that take advantage of the robust data storage, computational and retrieval capabilities of Essbase. For example, the API can be used to design customized data entry screens or screens for executive access to the data. The API supports Microsoft Visual Basic, PowerBuilder, C or C++ and works with Windows, Macintosh, OS/2 and Unix clients.

    - EXTENDED SPREADSHEET TOOLKIT. The Extended Spreadsheet Toolkit includes more than 20 macros and Visual Basic for Applications functions, enabling users to build customized third-party spreadsheet applications incorporating Essbase functions.

    - SQL INTERFACE. The Essbase SQL Interface provides access to more than 20 relational and PC data sources by making the Essbase Server operate as an open database connectivity ("ODBC") client. The SQL Interface is used to move data from diverse sources into the Essbase Server for user access and analysis.

    - SQL DRILL-THROUGH. The Essbase SQL Drill-Through module creates tight links between summary data residing in Essbase and detail data residing in relational stores for OLTP or data warehouse repositories. The SQL Drill-Through module generates SQL queries that enable users without any knowledge of SQL commands to retrieve detail data from the RDBMS that corresponds to specific data cells in the Essbase Server thereby providing powerful, fully-integrated analysis capabilities.

    - CURRENCY CONVERSION. The Essbase Currency Conversion module translates, analyzes and reports foreign financial data. The Essbase Currency Conversion Module allows users to model exchange rate scenarios and perform ad hoc conversions directly from their spreadsheets.

    - ESSBASE WEB GATEWAY. Enables access to Essbase server over the World Wide Web using web browsers. Availability targeted for the second half of calendar 1996.

    The Company licenses its Essbase software for one-time license fees which are determined on a per server and per port basis. The minimum installation consists of one Essbase Server with five ports. Ports are defined by the number of concurrent users that can access a given server. The base fees for each Essbase Server and each port are currently listed at $25,000 and $2,500, respectively, with discounts based on quantity.

CUSTOMERS

    The Company sells its products to a variety of business and other organizations worldwide. The Company believes the following is a representative list of the Company's customers with active licenses or contracts as of March 31, 1996.

BANKING/FINANCE
Associates Financial Services
Bank of Boston
Barclays
Barnett Bank
Chemical Bank
Citibank
Core States Financial
Fannie Mae
Finova Capital
First Chicago
Key Corporation
Standard Charter Bank
State Street Bank & Trust
UJB Financial
United Swiss Bank

CONSUMER GOODS
Chiquita Brand
Clorox
Nabisco
Nestle
Pepsi
Sara Lee Knits
Sega
Williams Sonoma

ENERGY
American Power
Atlantic Richfield
Carolina Power
Pennzoil
Shell Oil
Southern California Gas
Union Pacific Resources
INSURANCE
CNA
Liberty Mutual
Sun Life of Canada

PHARMACEUTICAL
Allergan
Merck

RETAIL
May Department Stores
Sears
Smith's Food & Drugs
J.C. Penny

TECHNOLOGY
Bay Networks
Cirrus Logic
Compaq Computer
Digital Equipment
EMC
Hewlett-Packard
Hitachi Data Systems
IBM, PC Division
Motorola
National Semiconductor
Quantum
Software Publishing
Seagate Technology
Symantec
Tandem Computers
Texas Instruments
TRW
3Com
VLSI Technology
Xerox
Zenith

OTHER
Allied Signal Automotive
British Airways
Chrysler
Computech Systems
DreamWorks Interactive
Echo Bay Mines
Essex Group
Federal Express
GTE Directories
Holiday Station Stores
Morton International
Protein Technology
Tribune
UCLA

SALES AND MARKETING

    The Company markets and sells Essbase in the United States and Europe through the Company's direct sales force and worldwide through OEMs and VARs.

    The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing or requests for proposal from prospects. The Company's field sales force conducts multiple presentations and demonstrations of the Company's products to management and users at the customer site as part of the direct sales effort. Sales cycles generally last from one to four months. Sales representatives are commissioned on a six-month rolling average monthly compensation plan in order to motivate consistent performance. The direct sales force is responsible for local partner support, joint sales efforts and resolution of channel conflict. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with the Company's OEMs and VARs.

    The Company's sales and marketing organization consisted of 72 employees as of March 31, 1996. The sales staff is based at the Company's corporate headquarters in Sunnyvale and at field sales offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Washington, D.C. and London, England. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows, education and user group conferences.

    The Company has been able to leverage sales and marketing through its partnering strategy with indirect channel partners that distribute or resell the Company's products in their respective markets. The Company's indirect channel partners include Comshare, Track Business Solutions LTD., Fiserv, QuickResponse Services and Walker Interactive. Indirect channel revenues accounted for 28% and 29% of the Company's total revenues in fiscal 1996 and 1995, respectively. There can be no assurance that the Company's indirect channel partners will choose, or be able, to market or maintain and support Essbase effectively, that economic conditions or industry demand will not adversely affect the Company's indirect channel partners, that any indirect channel partners will continue to market and support the Company's products or that the Company's indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. The loss of, or a significant reduction in revenue from, any of the Company's indirect channel partners, particularly Comshare, would have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's largest reseller is Comshare, a leading provider of executive information systems that currently markets a family of products that are based upon, or can be used with, Essbase, including: Commander OLAP, a complete OLAP solution that packages the Essbase Server, Essbase Spreadsheet Client and
Essbase Applications Manager; Execu-View, an EIS product that is used with Essbase to navigate and view multidimensional data; ADL, a data movement product that transfers data into and between Essbase servers; and Detect and Alert, agent software that alerts the user to defined data conditions found in Essbase. Essbase and these value-added products are marketed and supported by Comshare and Comshare's agents and indirect channel partners around the world. Under the Company's agreement with Comshare, Comshare is granted a license to use, copy, distribute and sublicense Essbase worldwide. The Company is paid a percentage of license fees generated by Comshare with minimum commitments owed to the Company in order to maintain the scope of Comshare's distribution rights. The agreement provides for standard confidentiality and non-disclosure obligations and commits standard warranty and indemnification rights to Comshare. Sales attributable to Comshare accounted for 26% of the total revenue for fiscal 1996. The Comshare License Agreement provides that, in the event that certain competitors of Comshare were to acquire at least a 20% equity interest in the Company, substantially all of the Company's assets or substantially all of the intellectual property rights to the Company's Essbase software, the license revenues payable by Comshare to the Company under the agreement would be reduced by 50%, and Comshare could elect to terminate the Comshare License Agreement. Accordingly, the possibility of termination of the Comshare License Agreement or a 50% reduction in license revenues from Comshare could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. In addition, the Comshare License Agreement contains an exclusivity provision prohibiting the Company from licensing its products to certain of the Company's competitors, and the elimination of any potential customers limits the Company's potential market share to some degree. The Company recently initiated discussions with Comshare regarding alleged royalties due to the Company pursuant to the distribution agreement with Comshare. The Company and Comshare have initiated arbitration proceedings to resolve the dispute. See "Item 3. Legal Proceedings."

    Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. No assurance can be given that revenues derived from Comshare and other indirect channel partners will not fluctuate significantly in subsequent periods or will not terminate entirely.

    International revenues accounted for 9%, 5% and 12% of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively. In addition, although the Company records revenues from its

United States-based indirect channel partners as domestic revenues, such partners may sell Essbase to international customers. The Company's largest indirect channel partner, Comshare, accounts for a significant majority of the Company's sales by indirect channel partners. Based on reports from Comshare, the Company believes approximately 50% and 37% of revenues generated by Comshare in fiscal 1996 and 1995, respectively, were derived from sales to international customers. The Company believes that in order to increase sales opportunities and profitability, it will be required to expand its international operations. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

    International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from licenses and maintenance, support and other contracts, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars or British pounds sterling, and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. Sales generated by the Company's indirect channel partners, including Comshare, currently are paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

CUSTOMER MAINTENANCE AND SUPPORT

    The Company believes that a high level of customer support is important to the successful marketing and sale of Essbase. Maintenance and support contracts, which are typically for twelve months, are offered with the initial license, and may be renewed annually and are set at a fixed percentage of the total license fee paid. Substantially all of the Company's direct sales to customers have maintenance and support contracts that entitle the customers to upgrades, if and when available, and technical support. In addition, the Company offers classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by a bulletin board system that provides an interactive forum and a repository for technical tips and skills. Users of Essbase can attend regional user group conferences throughout the year, at which Essbase skills and solutions are exchanged. In March 1996, the company began shipping its 4.0 version of Essbase for NT and OS/2 platforms. The Company anticipates shipping its 4.0 version of Essbase for various Unix platforms during the second half of the 1996 calendar year. Customers who pay for maintenance and support receive these upgrades at no additional cost.

RESEARCH AND DEVELOPMENT

    The Company believes that its future success will depend in large part on its ability to maintain and enhance its leadership in multidimensional database technology and develop new products that meet an expanding range of customer requirements. The Company's research and development organization is divided into teams consisting of development engineers, quality assurance engineers and technical writers. The research and development organization uses a phase oriented development process inspired by ISO 9000. ISO 9000 certification is the designation developed by the International Standards Organization to indicate that a company has implemented and follows certain policies and procedures to attain high quality in the products it produces. The Company is not certified as compliant with ISO 9000 procedures. However, the processes implemented by the Company include constant monitoring of quality, schedule, functionality, costs and customer satisfaction. The market addressed by the Company is very sensitive to product quality and therefore the process is aimed at continuous improvement of product quality. The product definition is based upon a consolidation of the requirements from existing customers, from technical support and from engineering. These are prioritized by the Company's management to fit business priorities and to meet the Company's vision.

    The Company's core technology is based upon a proprietary technology that exploits the sparse and dense characteristics of multidimensional data. The majority of the Company's current research and development effort is spent improving the performance, analytical power, deployability, and open architecture of the server implementation of this technology. An API is provided to encourage partners to connect their client tools to the core Essbase Server. The Company has architected this server technology to be platform independent so that it can be easily ported to Windows NT, OS/2 and Unix.

    The software industry, specifically the market in which the Company competes, is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycle of versions of Essbase is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Essbase on a timely basis that keep pace with technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Essbase that respond to technological change or evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Essbase. If release dates of any future Essbase enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forgo purchases of current versions of Essbase, which could have a material adverse effect on the Company's business, operating results and financial condition. In March 1996, the Company began shipping its 4.0 version of Esssbase for NT and OS/2 platforms. The Company anticipates shipping its 4.0 version of Essbase for various Unix platforms and its recently announced Essbase Web Gateway module during the second half of the 1996 calendar year.

    Software products as internally complex as Essbase frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Essbase with defects and has discovered software errors in Essbase and certain enhanced versions of Essbase after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

    As of March 31, 1996, the Company's research and development organization consisted of 42 full-time employees including 18 development engineers, 9 quality assurance engineers, 3 technical writers and 12 technical support personnel. During fiscal 1996, 1995 and 1994, research and development expenses were $3.7 million, $2.0 million and $1.3 million, or 15%, 16% and 17% of total revenues, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future.

COMPETITION

    The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle (Express), Dun & Bradstreet (Pilot Lightship Server), Planning Sciences (Gentia) and Kenan (Acumate); (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage (Decision Suite), Informix (Stanford Technology Group), Holistic Systems (Holos) and Microstrategy (DSS
Agent). The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. For example, Oracle could integrate its Express software, a competing multidimensional database software product, with other widely accepted Oracle product offerings. Arbor expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

    Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new contracts and maintenance and support renewals for existing contracts on terms favorable to the Company. Further, competitive pressures, such as those resulting from Dun & Bradstreet's discounting of its Pilot Lightship Server software, may require the Company to reduce the price of Essbase, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

    The Company competes on the basis of certain factors, including product quality, first-to-market product capabilities, product performance, ease of use and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving and there can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so successfully will have a material adverse affect upon the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

    The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and indirect channel partners requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code may increase the likelihood of misappropriation by third parties.

    The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to Essbase or enhancements thereto. In October 1995, the Company received correspondence from counsel to Kenan Systems Corporation ("Kenan") asserting that the Company's use of the trademark "Arbor" infringes Kenan's trademark rights. The Company has investigated Kenan's use of the Arbor trademark, the differences between Kenan's products and the Company's products, the market segment to which such products are marketed, the manner in which such products are marketed and other factors. Based upon facts currently known to it, the Company believes that it has meritorious defenses to Kenan's claim of infringement. However, there can be no assurance that the Company would prevail in the event of any litigation regarding Kenan's claim, and, if Kenan were to bring such an action, the Company could be required to change its name and adopt a new trademark to replace the Arbor mark. In such event, the Company could incur significant additional expenses attendant to related litigation and the marketing of a replacement trademark. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected.

    The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Essbase to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

    As of March 31, 1996, the Company had a total of 130 employees, including 42 in research and development and technical support, 72 in sales and marketing and related customer support services and 16 in administration. Of these employees, 118 were located in the United States and 12 were located in the United Kingdom. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

    The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel none of whom is bound by an employment agreement. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on November 6, 1995 (Reg. No. 33-97098).

    LIMITED OPERATING HISTORY; FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN. The Company commenced operations in April 1991 and did not begin shipping the initial version of Essbase until April 1992. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on factors such as demand for the Company's Essbase software, the level of price and product competition, changes in pricing policies by the Company or its competitors, changes in the mix of indirect channels through which Essbase is offered, the number, timing and significance of product enhancements and new product announcements, if any, by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition under the Company's agreements, customer order deferrals in anticipation of enhancements to Essbase or enhancements or new products of its competitors, the impact of acquisitions of competitors and indirect channel partners, the level of the Company's international revenues, foreign currency exchange rates, the renewal of maintenance and support agreements, product life cycles, software defects and other product quality problems, personnel changes, changes in Company strategy, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may be affected by such trends in the future. Essbase orders are typically shipped shortly after receipt, and, consequently order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, a significant portion of each quarter's revenues are derived from sales of the Company's Essbase software in the prior quarter by Comshare. Revenues from Comshare accounted for 26% of total revenues in each of fiscal 1996 and 1995. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. No assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely.

    Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Quarterly revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to license and maintenance and support purchases, varies substantially from customer to customer. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has recently experienced significant revenue growth, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered indicative of future revenue growth, if any, or of future operating results.

    The Company's expense levels are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the short run. If revenue levels are below expectations, net income is likely to be disproportionately affected. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely be materially adversely affected.

    PRODUCT CONCENTRATION; DEPENDENCE UPON THE EMERGING MARKET FOR MULTIDIMENSIONAL DATABASE SOFTWARE FOR ON-LINE ANALYTICAL PROCESSING. All of the Company's revenues to date have been derived from licenses for Essbase and related services. The Company currently expects that Essbase-related revenues, including maintenance and support contracts, will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto. There can be no assurance that Essbase will achieve continued market acceptance or that the Company will be successful in marketing Essbase or enhancements thereto. A decline in demand for, or market acceptance of, Essbase as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

    Although demand for Essbase has grown in recent years, the market for multidimensional database software for on-line analytical processing is still emerging and there can be no assurance that it will continue to grow or that, even if the market does grow, businesses will adopt Essbase. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about Essbase and its functions and on-line analytical processing generally. However, there can be no assurance that such expenditures will enable Essbase to achieve any additional degree of market acceptance, and if the market for Essbase fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. Historically, the software industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which MIS budgets often decrease. As a result, the Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in the software industry.

    NEED TO MANAGE A CHANGING AND GROWING BUSINESS. The Company has recently experienced a period of significant growth. As a result of such growth, the Company currently is seeking additional facilities in which to operate. The failure to find additional facilities could have a material adverse effect upon the Company's business, operating results and financial condition. In the future, the Company will be required to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business, operating results and financial condition.

    PENDING AND POTENTIAL LITIGATION. The Company and Comshare have initiated arbitration proceedings relating to royalty payments to the Company by Comshare. The Company also is involved in litigation relating to alleged infringement of a patent held by the Company by Planning Sciences, Inc. and Planning Sciences International plc (collectively, "Planning Sciences"). These disputes, and any additional litigation, may result in substantial costs and expenses to the Company and significant diversion of management time and attention. See "Item 3. Legal Proceedings."

    POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the shares of Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2. PROPERTIES

    The Company's principal administrative, sales, marketing, and research and development facility occupies approximately 26,000 square feet in Sunnyvale, California pursuant to a lease which expires in March 1997. In addition, the Company also leases sales offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, Washington, D.C. and London, England. The Company believes that its existing facilities will be inadequate for its needs in the near future and is currently seeking additional space. The failure to secure suitable additional or alternative space on commercially reasonable terms could have a material adverse impact upon the Company's business, operating results and financial condition.

ITEM 3. LEGAL PROCEEDINGS
PENDING AND POTENTIAL LITIGATION

    In October 1995, the Company received correspondence from counsel to Kenan Systems Corporation ("Kenan") asserting that the Company's use of the name "ARBOR" infringes Kenan's trademark rights. The Company has investigated Kenan's use of ARBOR as a product name, the differences between Kenan's products and the Company's products, the market segment to which such products are marketed, the manner in which such products are marketed and other factors. Based upon facts currently known to it, the Company believes that it has meritorious defenses to Kenan's claim of infringement. However, there can be no assurance that the Company would prevail in the event of any litigation regarding Kenan's claim, and, if Kenan were to bring such an action, the Company could be required to change its name and adopt a new trademark to replace the Arbor mark. In such event, the Company could incur significant additional expenses attendant to related litigation and the marketing of a replacement trademark.

    The Company recently initiated discussions with Comshare regarding alleged royalties due to the Company pursuant to the distribution agreement with Comshare. The Company and Comshare have initiated arbitration proceedings to resolve the dispute.

    In April 1996, Planning Sciences filed an action for declaratory judgment against the Company in the United States District Court for the District of Massachusetts alleging that U.S. Patent No. 5,359,724 ("the '724 patent"), owned by the Company, is invalid and not infringed by Planning Sciences' products. On April 18, 1996, the Company filed an action against Planning Sciences in the United States District Court, Northern District of California alleging that Planning Sciences infringes the '724 patent, seeking an injunction and treble damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are biographical summaries of the current executive officers of the Company, as of March 31, 1996:

         NAME                AGE      POSITION
- -----------------------      ---      ----------------------------------------
James A. Dorrian                 43   President, Chief Executive Officer and
                                       Director
Kirk A. Cruikshank               40   Vice President of Marketing
George H. Colliat                49   Vice President of Engineering
John M. Dillon                   46   Vice President of Sales
Stephen V. Imbler                44   Vice President of Finance and Chief
                                       Financial Officer

    Mr. Dorrian, co-founder of the Company, has served as its President and Chief Executive Officer since the inception of the Company in April 1991. Prior to co-founding the Company, Mr. Dorrian was the President of Solutions Technology, Inc., a software consulting firm specializing in financial software systems development. Previously, Mr. Dorrian was Western States Director for Thorn EMI Computer Software, a developer of Executive Information Systems software. Mr. Dorrian holds a B.A. in Economics from Indiana University.

    Mr. Cruikshank joined the Company in February 1993 as Vice President of Marketing. Prior to joining the Company, Mr. Cruikshank was Vice President of Marketing for GRiD Systems Corporation ("GRiD"). He was employed by GRiD for ten years in various positions including director of the company's Federal Systems Division. Prior to joining GRiD, Mr. Cruikshank held sales and marketing positions with Electronic Data Systems, Rolm and Intercomp. Mr. Cruikshank holds an M.B.A. from the University of Michigan and a B.A. in Economics from Ohio Wesleyan University.

    Mr. Colliat joined the Company in September 1994 as Vice President of Engineering. From October 1993 to August 1994, Mr. Colliat was Vice President of Product Management for Gupta Corporation ("Gupta"). From 1989 to 1993, Mr. Colliat was employed by Bull Information Systems where his last position was Vice President Database and Information Access. Between 1983 and 1989, Mr.
Colliat was employed by Alcatel/ITT Information Systems where he was Vice President of Technical Operations. Mr. Colliat holds an M.S. in Electrical Engineering from Stanford University and an Engineer's Degree from Institut National des Sciences Appliquees.

    Mr. Dillon joined the Company in December 1993 as Vice President of Sales. From June 1992 to November 1993, Mr. Dillon was at Interleaf where he was a field sales Vice President. From April 1988 to June 1992, Mr. Dillon was at Oracle where he was a regional manager. Mr. Dillon holds a B.S. in Engineering from the U.S. Naval Academy and an M.B.A. from Golden Gate University.

    Mr. Imbler joined the Company in July 1995 as Vice President of Finance and Chief Financial Officer. From October 1994 to June 1995, Mr. Imbler was Senior Vice President of Finance and Operations and Chief Financial Officer for Gupta. From 1993 to 1994, Mr. Imbler was employed by QuickResponse Services, Inc. where he served as Vice President, Chief Financial Officer and Secretary. Between 1987 and 1993, Mr. Imbler was employed by Oracle where he served as Vice President, Finance. Mr. Imbler holds a B.M. in Piano Performance from Wichita State University and an M.P.A. from the University of Texas at Austin.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol ARSW since the completion of the Company's initial public offering on November 7, 1995. According to the records of the Company's transfer agent, the Company had approximated 384 stockholders of record as of June 14, 1996. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the Company's last two fiscal quarters.

                                                                                                       HIGH         LOW
                                                                                                       -----     ---------
Fiscal 1996:
  Third Quarter (from November 7, 1995)...........................................................   $      48   $  34 7/8
  Fourth Quarter..................................................................................          47      29 3/4

    The Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                           PERIOD
            YEAR ENDED MARCH 31,           ENDED
    ------------------------------------   MARCH
     1996     1995      1994      1993    31, 1992
    -------  -------  --------  --------  --------
    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
CONSOLIDATED
 STATEMENT
 OF
 OPERATIONS
 DATA:
Total
revenues... $25,134 $11,520 $  4,268 $  1,106 $  --
Income
(loss)
 from
 operations...   3,126     527   (2,128)   (2,375)   (1,201)
Net
income
(loss)...   2,878     374   (2,180)   (2,402)   (1,189)
Net
income
 per
 share
(1)...    0.27    0.04    --       --        --

CONSOLIDATED
 BALANCE
 SHEET DATA:
Total
assets...  45,883   6,494    4,289    2,302    1,097
Lease
obligations,
long-term...   1,093     833      406      307       85
Stockholders'
 equity...  34,306   2,305    1,920    1,108      893

- ------------------------
(1) For an explanation of the number of shares used to compute net income per share, see Note 1 to Consolidated Financial Statements. Net income per share prior to fiscal 1995 has not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.

QUARTERLY FINANCIAL INFORMATION:

                                                                FIRST     SECOND      THIRD     FOURTH
1996                                                           QUARTER    QUARTER    QUARTER    QUARTER
- ------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues..............................................  $   4,766  $   5,382  $   6,759  $   8,227
Gross profit................................................      4,476      5,080      6,356      7,607
Income from operations......................................        409        506        862      1,349
Net income..................................................        310        353        813      1,402
Net income per share........................................        .03        .04        .07        .12


1995
- ------------------------------------------------------------
Total revenues..............................................  $   2,100  $   2,489  $   2,979  $   3,951
Gross profit................................................      1,959      2,307      2,798      3,783
Income from operations......................................         25         90        142        271
Net income..................................................          7         53         94        219
Net income per share........................................        .00        .01        .01        .02

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS" SECTION INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 6, 1995 (REG. NO. 33-97098).

OVERVIEW

    Arbor was founded in April 1991 to develop, market and support client/server multidimensional database software for business planning and analysis. The Company commenced commercial shipments of its Essbase software in April 1992. Since inception, all of the Company's revenues have been derived from licenses for Essbase and related maintenance and support, training and consulting. The Company currently expects that Essbase-related revenues will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto.

    Arbor sells its Essbase software and related maintenance, support and other services through the Company's direct sales force and its indirect channel partners. In fiscal 1996, indirect channel partners accounted for approximately 28% of the Company's total revenues, with Comshare, the Company's largest indirect channel partner, accounting for 26% of the Company's total revenues during this period. In fiscal 1995, indirect channel partners accounted for approximately 29% of the Company's total revenues, with Comshare, the Company's largest indirect channel partner, accounting for 26% of the Company's total revenues during this period. The Company did not sell its product through indirect channels prior to fiscal 1995. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively, that economic conditions or industry demand will not adversely affect these or other indirect channel partners, that the Company will be able to effectively manage channel conflicts or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. The Comshare License Agreement provides that, in the event that certain competitors of Comshare were to acquire at least a 20% equity interest in the Company, substantially all of the Company's assets or substantially all of the intellectual property rights to the Company's Essbase software, then the license revenues payable by Comshare to the

Company under the agreement would be reduced by 50%, and Comshare could elect to terminate the Comshare License Agreement. Accordingly, the possibility of termination of the Comshare License Agreement or a 50% reduction in license revenues from Comshare could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. The loss of, or a significant reduction in revenues from, any of the Company's indirect channel partners, particularly Comshare, could have a material adverse effect on the Company's business, operating results and financial condition. The Company recently initiated discussions with Comshare regarding alleged royalties due to the Company pursuant to the distribution agreement with Comshare. The Company and Comshare have initiated arbitration proceedings to resolve the dispute. See "Item 3. Legal Proceedings."

    Since inception, the Company has invested significant resources in developing its client/server multi-dimensional database software, as well as building its sales and marketing organizations. As a result, since inception the Company's operating expenses have increased in absolute dollar amounts. The Company expects to hire additional sales and marketing personnel and to increase its promotion and advertising expenditures for fiscal 1997.

    Although the Company has experienced significant growth in total revenues in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                                      YEAR ENDED MARCH 31,
                                                              -------------------------------------
                                                                 1996         1995         1994
                                                              -----------  -----------  -----------
Revenues:
  License...................................................       85.7%        89.1%        90.3%
  Maintenance, support and other............................       14.3         10.9          9.7
                                                                  -----        -----        -----
    Total revenues..........................................      100.0        100.0        100.0
                                                                  -----        -----        -----
Cost of revenues:
  License...................................................        2.8          2.2          3.8
  Maintenance, support and other............................        3.6          3.6          4.0
                                                                  -----        -----        -----
    Total cost of revenues..................................        6.4          5.8          7.8
                                                                  -----        -----        -----
Gross profit................................................       93.6         94.2         92.2
                                                                  -----        -----        -----
Operating expenses:
  Sales and marketing.......................................       55.9         61.5         89.8
  Research and development..................................       14.7         17.3         29.5
  General and administrative................................       10.6         10.8         22.8
                                                                  -----        -----        -----
    Total operating expenses................................       81.2         89.6        142.1
                                                                  -----        -----        -----
Income (loss) from operations...............................       12.4          4.6        (49.9)
Interest and other income...................................        3.1          0.3          1.1
Interest expense............................................       (1.2)        (1.4)        (2.3)
                                                                  -----        -----        -----
Income (loss) before income taxes...........................       14.3          3.5        (51.1)
Provision for income taxes..................................       (2.8)        (0.2)       --
                                                                  -----        -----        -----
Net income (loss)...........................................       11.5%         3.3%       (51.1)%
                                                                  -----        -----        -----
                                                                  -----        -----        -----

REVENUES

    The Company's  total revenues  are  derived from  license revenues  for  its
Essbase software as well as software maintenance and support, training and consulting revenues from Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Essbase. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided for upon shipment. Maintenance and support revenues, including the element of licensing fees attributable to the initial warranty period, consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed. The Company has recognized revenue, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

    Revenues are gross revenues less allowances for estimated future returns which are estimated and provided for at the time of shipment of the product. The Company's total revenues increased by 170% from $4.3 million in fiscal 1994 to $11.5 million in fiscal 1995 and by 118% to $25.1 million in fiscal 1996. License revenues increased by 167% from $3.9 million in fiscal 1994 to $10.3 million in fiscal 1995 and by 110% to $21.5 million in fiscal 1996, primarily as a result of an increase in the number of licenses sold and average transaction size, reflecting increased acceptance of Essbase and expansion of the Company's direct sales organization. Maintenance, support and other revenues increased from $415,000 in fiscal 1994 to $1.3 million in fiscal 1995 and to $3.6 million in fiscal 1996, primarily as a result of a larger installed base in each successive year. The percentage of the Company's total revenues attributable to software licenses decreased from 90% in fiscal 1994 to 89% in fiscal 1995 and to 86% in fiscal 1996 due to an increase in the Company's installed base, which resulted in an increase in maintenance, support and other revenues. In each of fiscal 1996 and 1995, revenues attributable to Comshare accounted for 26% of the Company's total revenues.

    International revenues from the Company's direct sales force accounted for 9%, 5% and 12% of total revenues in fiscal 1996, 1995 and 1994, respectively. The Company established its direct international sales force during fiscal 1994. The percentage of total revenues from direct international sales decreased in fiscal 1995 primarily due to the expansion of the domestic direct sales force and the establishment of an indirect channel partnership with Comshare. The percentage of total revenues from direct international sales increased in fiscal 1996 primarily due to the expansion of the direct sales force in the UK. The Company records revenues from Comshare and other United States-based indirect channel partners as domestic revenues, although such partners sell the Company's products both domestically and internationally. Based on reports received from Comshare, the Company believes that approximately 50% and 37% of revenues generated by Comshare were derived from sales to international customers in fiscal 1996 and 1995, respectively.

    The Company intends to continue to expand its sales and marketing activities outside the United States, which will require significant management attention and financial resources. The Company's direct international revenues involve a number of risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, currency fluctuations and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues derived from international licensing and service or that the foregoing factors will not have a material adverse effect on the Company's future international license and maintenance, support and other revenues and, consequently, on the Company's business, operating results and financial condition. Failure to sustain or increase such revenues would materially and adversely affect the Company's business, operating results and financial condition.

COST OF REVENUES

    Cost  of  license   revenues  consists  primarily   of  product   packaging,
documentation and production costs. Cost of license revenues decreased as a percentage of license revenues from 4.2% in fiscal 1994 to 2.5% in fiscal 1995, and increased to 3.3% in fiscal 1996. The decrease in the cost of license revenues as a percentage of license revenues from fiscal 1994 to fiscal 1995 was primarily attributable to increases in the average transaction size. The increase in the cost of license revenues as a percentage of license revenues from fiscal 1995 to fiscal 1996 was primarily due to certain costs attributable to licensed technologies.

    Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues decreased as a percentage of maintenance, support and other revenues from 42% in fiscal 1994 to 34% in fiscal 1995 and to 25% in fiscal 1996, primarily as a result of increased maintenance revenues (which has a lower cost structure than support costs and training) on a larger installed customer base in each successive year.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, including sales commissions, of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased from $3.8 million in fiscal 1994 to $7.1 million in fiscal 1995 and to $14.1 million in fiscal 1996. The increases reflected the hiring of additional sales and marketing personnel in connection with the building of the Company's direct sales force and higher sales commissions associated with increased sales volume. Sales and marketing expenses represented 90%, 62% and 56% of total revenues in fiscal 1994, 1995 and 1996, respectively. The decrease as a percentage of total revenues was due to growth in the Company's total revenues. The Company believes that its sales and marketing expenses will increase in absolute dollar amounts in fiscal 1997 as the Company continues to hire additional sales and marketing personnel and continues to increase promotion and advertising expenditures in fiscal 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related expenses, depreciation of development equipment and supplies. Research and development expenses increased from $1.3 million in fiscal 1994 to $2.0 million in fiscal 1995 and to $3.7 million in fiscal 1996. The increase in each of these periods was primarily attributable to an increase in personnel. Research and development expenses represented 30%, 17% and 15% of total revenues in fiscal 1994, 1995 and 1996, respectively. The decrease as a percentage of total revenues was due to growth in the Company's total revenues. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars in fiscal 1997. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased from $971,000 in fiscal 1994 to $1.2 million in fiscal 1995 and to $2.6 million in fiscal 1996. Expenses increased in each period primarily due to increased staffing necessary to manage and support the Company's growth. General and administrative expenses represented 23%, 11% and 11% of total revenues in fiscal 1994, 1995 and 1996, respectively. The decrease as a percentage of total revenues from fiscal 1994 to fiscal 1995 was due to growth in the Company's total revenues. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in fiscal 1997 as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

    Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other income including foreign exchange gains. Foreign exchange gains have been immaterial to date. Interest expense represents foreign exchange losses which have been immaterial to date, and interest expense on capital equipment leases.

PROVISION FOR INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The
Company incurred net operating losses in fiscal 1994 and consequently paid no federal, state or foreign income taxes. The Company provided $24,000 in alternative minimum income tax for fiscal 1995. The Company's effective income tax rate was 20% for fiscal 1996. The Company expects that its effective tax rate will increase in fiscal 1997.

    The Company had gross deferred tax assets of $2.6 million at March 31, 1996 which are partially reserved due to uncertainty of realization. Net deferred tax assets of $900,000 at March 31, 1996 are based on the Company's carryback capacity. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the remainder of the deferred tax assets such that a partial valuation allowance has been recorded. These factors include the lack of a significant history of material profits, recent increases in expense levels to support the Company's growth, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, the materiality of revenues from indirect channel partners and the uncertainty regarding market acceptance of new versions of the Company's Essbase software. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1995, the Company completed its initial public offering and its common stock began trading on the Nasdaq National Market under the symbol ARSW. Through the offering, the Company sold 1,880,000 shares of its common stock which generated approximately $28.7 million of cash, net of underwriting discounts, commissions and other offering costs.

    As of March 31, 1996, the Company had $36.6 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $1.8 million in fiscal 1994, and net cash provided by operating activities was $1.1 million in fiscal 1995 and $6.9 million in fiscal 1996. For fiscal 1996, net cash provided by operating activities of $6.9 million was primarily attributable to net income of $2.9 million and increases in accrued expenses and other current liabilities of $3.9 million and deferred revenue of $2.5 million, offset by an increase in accounts receivable of $2.7 million.

    The Company's current line of credit allows for borrowings of up to $3.0 million at the bank's prime rate plus 0.5% and expires in July 1996. As of March 31, 1996, the Company had no outstanding borrowings under its credit facility. See Note 5 of Notes to Consolidated Financial Statements.

    As of March 31, 1996, the Company's principal commitments consisted of obligations under operating and capital leases. As of March 31, 1996, the Company had $1.8 million in outstanding borrowings under capital leases which are payable through 1998.

    Deferred revenues consist primarily of the unrecognized portion of revenues received under maintenance and support contracts (which revenues are deferred and recognized ratably over the term of such contracts). Capital expenditures in fiscal 1996 were primarily for computer workstations used for product development, product demonstrations, customer benchmarks and customer support. The Company expects similar capital expenditures in fiscal 1997. See Note 9 of Notes to Consolidated Financial Statements.

    The Company believes its current cash balances, its credit facility and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          21

Consolidated Balance Sheets as of March 31, 1996 and 1995..................................................          22

Consolidated Statements of Operations for the Years Ended March 31, 1996, 1995 and 1994....................          23

Consolidated Statements of Cash Flows for the Years Ended March 31, 1996, 1995 and 1994....................          24

Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1996, 1995 and 1994..........          25

Notes to Consolidated Financial Statements.................................................................          26

    The following financial statement schedule of The Registrant is filed as part of this report:

Schedule II -- Valuation and Qualifying Accounts...........................................................          36

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Arbor Software Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arbor Software Corporation and its subsidiary at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
April 22, 1996

                           ARBOR SOFTWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     ASSETS

                                                                                                  MARCH 31,
                                                                                             --------------------
                                                                                               1996       1995
                                                                                             ---------  ---------
Current assets:
  Cash and cash equivalents................................................................  $  10,698  $   2,739
  Short-term investments...................................................................     25,965         79
  Accounts receivable, net of allowances of $388 and $208..................................      4,505      1,829
  Deferred tax assets......................................................................        900     --
  Prepaid expenses and other current assets................................................        485        221
                                                                                             ---------  ---------
    Total current assets...................................................................     42,553      4,868
Property and equipment, net................................................................      2,923      1,402
Other assets...............................................................................        407        224
                                                                                             ---------  ---------
                                                                                             $  45,883  $   6,494
                                                                                             ---------  ---------
                                                                                             ---------  ---------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................................  $   1,109  $     610
  Accrued expenses and other current liabilities...........................................      4,883        958
  Deferred revenue.........................................................................      3,781      1,246
  Current portion of lease obligations.....................................................        711        542
                                                                                             ---------  ---------
    Total current liabilities..............................................................     10,484      3,356
Lease obligations, long-term...............................................................      1,093        833
Commitments and Contingencies (Note 9)
Stockholders' equity:
  Series A convertible preferred stock, $0.001 par value; none and 2,065,000 shares
   authorized; none and 2,040,000 shares issued and outstanding............................     --              2
  Series B convertible preferred stock, $0.001 par value; none and 960,000 shares
   authorized, issued and outstanding......................................................     --              1
  Series C convertible preferred stock, $0.001 par value; none and 904,636 shares
   authorized, none and 874,636 shares issued and outstanding..............................     --              1
  Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and
   outstanding at March 31, 1996...........................................................     --         --
  Common stock, $0.001 par value; 25,000,000 and 8,000,000 shares authorized; 10,859,000
   and 2,372,490 shares issued and outstanding.............................................         11          2
  Additional paid-in capital...............................................................     36,813      7,704
  Accumulated deficit......................................................................     (2,519)    (5,397)
  Cumulative translation adjustment........................................................          1         (8)
                                                                                             ---------  ---------
    Total stockholders' equity.............................................................     34,306      2,305
                                                                                             ---------  ---------
                                                                                             $  45,883  $   6,494
                                                                                             ---------  ---------
                                                                                             ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Revenues:
  License......................................................................  $  21,538  $  10,268  $   3,853
  Maintenance, support and other...............................................      3,596      1,252        415
                                                                                 ---------  ---------  ---------
    Total revenues.............................................................     25,134     11,520      4,268
                                                                                 ---------  ---------  ---------
Cost of revenues:
  License......................................................................        706        253        162
  Maintenance, support and other...............................................        909        420        173
                                                                                 ---------  ---------  ---------
    Total cost of revenues.....................................................      1,615        673        335
                                                                                 ---------  ---------  ---------
Gross profit...................................................................     23,519     10,847      3,933
                                                                                 ---------  ---------  ---------
Operating expenses:
  Sales and marketing..........................................................     14,060      7,081      3,831
  Research and development.....................................................      3,685      1,999      1,259
  General and administrative...................................................      2,648      1,240        971
                                                                                 ---------  ---------  ---------
    Total operating expenses...................................................     20,393     10,320      6,061
                                                                                 ---------  ---------  ---------
Income (loss) from operations..................................................      3,126        527     (2,128)
Interest and other income......................................................        772         39         46
Interest expense...............................................................       (304)      (168)       (98)
                                                                                 ---------  ---------  ---------
Income (loss) before income taxes..............................................      3,594        398     (2,180)
Provision for income taxes.....................................................       (716)       (24)    --
                                                                                 ---------  ---------  ---------
Net income (loss)..............................................................  $   2,878  $     374  $  (2,180)
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Net income per share...........................................................  $     .27  $     .04  $  --
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Shares used to compute net income per share....................................     10,502      9,718     --
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEAR ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
Cash flows from operating activities:
  Net income (loss).............................................................  $    2,878  $     374  $  (2,180)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Depreciation, amortization and other........................................       1,062        515        280
    Deferred income taxes.......................................................        (900)    --         --
    Changes in assets and liabilities:
      Accounts receivable.......................................................      (2,676)      (770)      (742)
      Prepaid expenses and other current assets.................................        (264)      (101)       (51)
      Other assets..............................................................        (183)       (60)      (164)
      Accounts payable..........................................................         499        142        316
      Accrued expenses and other current liabilities............................       3,925        423        113
      Deferred revenue..........................................................       2,535        573        584
                                                                                  ----------  ---------  ---------
        Net cash provided by (used in) operating activities.....................       6,876      1,096     (1,844)
                                                                                  ----------  ---------  ---------
Cash flows from investing activities:
  Purchases of short-term investments...........................................     (25,886)    --         (1,080)
  Proceeds from sale of short-term investments..................................      --          1,001     --
  Acquisition of property and equipment.........................................      (1,333)      (147)       (42)
                                                                                  ----------  ---------  ---------
        Net cash provided by (used in) investing activities.....................     (27,219)       854     (1,122)
                                                                                  ----------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net...................................      28,956         20         10
  Proceeds from issuance of preferred stock, net................................         100     --          2,981
  Repayment of capital lease obligations........................................        (763)      (416)      (210)
                                                                                  ----------  ---------  ---------
        Net cash provided by (used in) financing activities.....................      28,293       (396)     2,781
                                                                                  ----------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents....................           9         (9)         1
                                                                                  ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................       7,959      1,545       (184)
Cash and cash equivalents at beginning of year..................................       2,739      1,194      1,378
                                                                                  ----------  ---------  ---------
Cash and cash equivalents at end of year........................................  $   10,698  $   2,739  $   1,194
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Supplemental disclosures:
  Cash paid for interest........................................................  $      304  $     169  $      98
  Cash paid for income taxes....................................................         625          7     --
Non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases..................       1,192      1,098        372

          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       SERIES A CONVERTIBLE      SERIES B CONVERTIBLE      SERIES C CONVERTIBLE
                                                                                                                    COMMON
                                         PREFERRED STOCK           PREFERRED STOCK           PREFERRED STOCK         STOCK
                                     ------------------------  ------------------------  ------------------------  ---------
                                       SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT      SHARES
                                     -----------  -----------  -----------  -----------  -----------  -----------  ---------
Balance at March 31, 1993..........       2,040    $       2          960    $       1       --        $  --           2,085
Issuance of common stock pursuant
 to exercise of options and
 other.............................      --           --           --           --           --           --              68
Issuance of Series C convertible
 preferred stock, net..............      --           --           --           --              875            1      --
Translation adjustment.............      --           --           --           --           --           --          --
Net loss...........................      --           --           --           --           --           --          --
                                     -----------       -----          ---        -----          ---        -----   ---------
Balance at March 31, 1994..........       2,040            2          960            1          875            1       2,153
Issuance of common stock pursuant
 to exercise of options............      --           --           --           --           --           --             220
Translation adjustment.............      --           --           --           --           --           --          --
Net income.........................      --           --           --           --           --           --          --
                                     -----------       -----          ---        -----          ---        -----   ---------
Balance at March 31, 1995..........       2,040            2          960            1          875            1       2,372
Issuance of common stock pursuant
 to exercise of options and
 other.............................      --           --           --           --           --           --             734
Issuance of Series C convertible
 preferred stock...................      --           --           --           --               16            1      --
Issuance of common stock pursuant
 to initial public offering, net...      --           --           --           --           --           --           1,880
Conversion of preferred stock to
 common stock upon completion of
 initial public offering...........      (2,040)          (2)        (960)          (1)        (891)          (2)      5,837
Exercise of preferred stock warrant
 and conversion to common stock
 upon completion of initial public
 offering..........................      --           --           --           --           --           --              36
Translation adjustment.............      --           --           --           --           --           --          --
Net income.........................      --           --           --           --           --           --          --
                                     -----------       -----          ---        -----          ---        -----   ---------
Balance at March 31, 1996..........      --        $  --           --        $  --           --        $  --          10,859
                                     -----------       -----          ---        -----          ---        -----   ---------
                                     -----------       -----          ---        -----          ---        -----   ---------


                                                  ADDITIONAL                   CUMULATIVE
                                                    PAID-IN     ACCUMULATED    TRANSLATION
                                       AMOUNT       CAPITAL       DEFICIT      ADJUSTMENT      TOTAL
                                     -----------  -----------  -------------  -------------  ---------
Balance at March 31, 1993..........   $       2    $   4,694     $  (3,591)     $  --        $   1,108
Issuance of common stock pursuant
 to exercise of options and
 other.............................      --               10        --             --               10
Issuance of Series C convertible
 preferred stock, net..............      --            2,980        --             --            2,981
Translation adjustment.............      --           --            --                  1            1
Net loss...........................      --           --            (2,180)        --           (2,180)
                                          -----   -----------  -------------        -----    ---------
Balance at March 31, 1994..........           2        7,684        (5,771)             1        1,920
Issuance of common stock pursuant
 to exercise of options............      --               20        --             --               20
Translation adjustment.............      --           --            --                 (9)          (9)
Net income.........................      --           --               374         --              374
                                          -----   -----------  -------------        -----    ---------
Balance at March 31, 1995..........           2        7,704        (5,397)            (8)       2,305
Issuance of common stock pursuant
 to exercise of options and
 other.............................           1          262        --             --              263
Issuance of Series C convertible
 preferred stock...................      --               99        --             --              100
Issuance of common stock pursuant
 to initial public offering, net...           2       28,715        --             --           28,717
Conversion of preferred stock to
 common stock upon completion of
 initial public offering...........           5       --            --             --           --
Exercise of preferred stock warrant
 and conversion to common stock
 upon completion of initial public
 offering..........................           1           33        --             --               34
Translation adjustment.............      --           --            --                  9            9
Net income.........................      --           --             2,878         --            2,878
                                          -----   -----------  -------------        -----    ---------
Balance at March 31, 1996..........   $      11    $  36,813     $  (2,519)     $       1    $  34,306
                                          -----   -----------  -------------        -----    ---------
                                          -----   -----------  -------------        -----    ---------

          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Arbor Software Corporation (the "Company") develops, markets and supports client/server multidimensional database software for business planning and analysis. The Company was incorporated in Delaware in April 1991 and commenced operations on that date.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial  statements include the  accounts of the  Company
and   its  wholly-owned  subsidiary  in  the  United  Kingdom.  All  significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

    The Company's  total revenues  are  derived from  license revenues  for  its
Essbase software as well as software maintenance and support, training and consulting revenues from Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Essbase. License revenues are recognized upon shipment of the product if no significant vendor obligations remain, payment is due within 90 days, and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Maintenance and support revenues, including the element of licensing fees attributable to the initial warranty period, consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed. The Company has recognized revenue, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

    The Company entered into an agreement in December 1993 with an indirect channel partner which provides the indirect channel partner the right to sublicense certain of the Company's products. Under the agreement the indirect channel partner provides the Company with a summary of royalties earned 45 days after the end of each calendar quarter. Royalty revenues generated under this agreement are recorded in that subsequent quarter due to the 45 day delay before the Company receives the summary of royalties earned and since currently such royalty revenues are not reasonably estimable prior thereto due, in part, to the limited history of this agreement. Such royalty revenues for the quarters ended March 31, June 30, September 30, and December 31, 1995 totaled approximately $1,300,000, $1,600,000, $1,650,000 and $2,066,000 respectively, and were recorded by the Company during the quarters ended June 30, September 30 and December 31, 1995 and March 31, 1996, respectively. Royalty revenues for the quarter ended March 31, 1996 were approximately $2,400,000 and will be recorded by the Company during the quarter ending June 30, 1996.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company invests certain of its excess cash in debt instruments of financial institutions. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months are considered short-term investments. The Company has classified all short-term investments as available-for-sale.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company limits the amount of credit exposure to any one financial institution. Accounts receivable are derived from revenues earned from customers primarily located in the U.S. and Europe.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains reserves for potential credit losses and historically such losses have been immaterial. One customer accounted for 26% of total revenues in both fiscal 1996 and 1995. No customer accounted for more than 10% of total revenues in fiscal 1994.

    Revenues from international customers, primarily in Europe, were 9%, 5% and 12% of total revenues in fiscal 1996, 1995 and 1994, respectively.

    At March 31, 1996, outstanding receivables from one customer represented 16% of gross accounts receivable. At March 31, 1995, no single customer accounted for more than 10% of outstanding accounts receivable.

PROPERTY AND EQUIPMENT

    Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years, or the life of the lease, whichever is shorter.

SOFTWARE DEVELOPMENT COSTS

    Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("FAS 86") requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as the completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

INCOME TAXES

    Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.

FOREIGN CURRENCY

    The functional currency of the United Kingdom subsidiary is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the periods. Gains and losses resulting from translation are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock (using the if converted method) and common equivalent shares

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(using the treasury stock method and the initial public offering price) issued subsequent to March 31, 1994 through November 6, 1995 have been included in the computation as if they were outstanding for all periods through the effectiveness of the Company's initial public offering. Earnings per share prior to fiscal 1995 have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with its initial public offering.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- INITIAL PUBLIC OFFERING
    In November 1995, the Company completed its initial public offering and issued 1,880,000 shares of its common stock to the public at a price of $17.00 per share. The Company received approximately $28.7 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously, each outstanding share of convertible preferred stock was automatically converted into one and one-half shares of common stock. See Note 6.

NOTE 3 -- SHORT-TERM INVESTMENTS
    As of March 31, 1996, the Company's short-term investments consisted primarily of medium term notes, corporate notes and market auction preferred stocks and their cost approximated fair value. As of March 31, 1995, the Company's short-term investments consisted of a certificate of deposit and the cost approximated fair value.

NOTE 4 -- BALANCE SHEET COMPONENTS

                                                                                          MARCH 31,
                                                                                    ---------------------
                                                                                       1996       1995
                                                                                    ----------  ---------
                                                                                       (IN THOUSANDS)
Property and equipment:
  Computer equipment..............................................................  $    3,863  $   1,748
  Furniture, fixtures and office equipment........................................         854        556
  Leasehold improvements..........................................................         184         72
                                                                                    ----------  ---------
                                                                                         4,901      2,376
  Less: accumulated depreciation..................................................      (1,978)      (974)
                                                                                    ----------  ---------
                                                                                    $    2,923  $   1,402
                                                                                    ----------  ---------
                                                                                    ----------  ---------
Accrued expenses and other current liabilities:
  Income taxes payable............................................................  $      991  $  --
  Accrued commissions.............................................................         907        309
  Accrued benefits................................................................         758        210
  Other...........................................................................       2,227        439
                                                                                    ----------  ---------
                                                                                    $    4,883  $     958
                                                                                    ----------  ---------
                                                                                    ----------  ---------

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- BANK LINE OF CREDIT
    In September 1995, the Company entered into a line of credit agreement with a bank. The credit agreement provides for working capital advances of up to $3,000,000. Borrowings under the line of credit are limited to specified percentages of eligible accounts receivable and are collateralized by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate, plus 0.5% (8.75% at March 31, 1996). Among other provisions, the Company is required to maintain certain financial covenants. In addition, payment of cash dividends is prohibited without the bank's consent. The line of credit agreement expires in July 1996. As of March 31, 1996, there were no borrowings outstanding under the line of credit.

NOTE 6 -- CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANT

PREFERRED STOCK

    At March 31, 1996, the Company has authorized 5,000,000 shares of undesignated preferred stock. Prior to completion of the Company's initial public offering, the Company had authorized 4,000,000 shares of preferred stock, of which 2,065,000 shares had been designated Series A Convertible Preferred Stock ("Series A"), 960,000 shares had been designated Series B Convertible Preferred Stock ("Series B") and 904,636 shares had been designated Series C Convertible Preferred Stock ("Series C") (collectively "Preferred Shares"). Holders of Series A, B and C were entitled to receive noncumulative, preferential dividends of $0.10, $0.275 and $0.34, respectively, per annum, when and if declared by the Board of Directors. No such dividends were declared. Each outstanding share of preferred stock was converted into one and one-half shares of common stock upon the completion of the Company's initial public offering.

PREFERRED STOCK WARRANT

    In August 1991 the Company issued a warrant to purchase 25,000 Series A Convertible Preferred Shares to a company for providing equipment lease financing (the "Warrant"). The Warrant enabled the holder to purchase 25,000 Series A Preferred Shares at $1.00 per share, subject to adjustment for dilution, and each share of preferred stock was convertible into one and one half shares of common stock. The Warrant was to expire on the earlier of August 2001 or five years following the Company's initial public offering. The Warrant had nominal value on the date of issuance. The warrant was exercised in conjunction with the Company's initial public offering. The Company issued 36,029 shares of common stock upon the net exercise and simultaneous conversion of the warrant from preferred stock to common stock.

NOTE 7 -- COMMON STOCK, STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

COMMON STOCK

    Under certain events, the Company has the right to repurchase, at the original issue price, a declining percentage of certain of the common shares issued to employees under written agreements with such employees. The Company's right to repurchase such stock declines on a percentage basis based on the length of the employees' continual employment with the Company. At March 31, 1996, 266,381 shares of common stock were subject to repurchase by the Company.

STOCK OPTION PLAN

    In August 1995, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). The 1995 Plan is intended to serve as the successor equity incentive program to the Company's 1992 Stock Option Plan (the "Predecessor Plan"). Outstanding options under the Predecessor Plan were incorporated into the 1995 Plan upon effectiveness of the initial public offering. No further option grants were made under

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- COMMON STOCK, STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE
          PLAN (CONTINUED)
the Predecessor Plan. The incorporated options will continue to be governed by their existing terms which are essentially the same as options granted under the Discretionary Option Grant Program described below.

    The   1995  Plan  is   divided  into  four   separate  components:  (i)  the
Discretionary Option Grant Program; (ii) the Stock Issuance Program; (iii) the Salary Investment Option Grant Program; and (iv) the Automatic Option Grant Program. The 1995 Plan will terminate on September 30, 2005, unless terminated earlier by the Board.

    Options granted under the Discretionary Option Grant Program are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Discretionary Option Grant Program are exercisable at the date of grant and are subject to repurchase by the Company at the option exercise price paid per share with such repurchase right lapsing with respect to 25% one year after the date of grant and ratably each month over the remaining thirty-six month period. The Discretionary Option Grant Program also provides for the grant of stock appreciation rights. Stock appreciation rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of the fair market value of the vested shares of common stock subject to each surrendered option over the aggregate exercise price payable for those shares. Such appreciation distribution may be made in cash or in shares of common stock. No stock appreciation rights had been granted under the 1995 Plan as of March 31, 1996.

    Under the Stock Issuance Program individuals may be issued shares of common stock directly through the purchase of shares at a price per share not less than 85% of the fair market value at the time of issuance or as a fully paid bonus for services rendered to the Company. No shares had been issued under the Stock Issuance Program as of March 31, 1996.

    Under the Salary Investment Option Grant Program, each executive officer of the Company may elect, prior to the start of a calendar year, to reduce his or her base salary for that calendar year by a designated multiple of 1%, subject to a maximum dollar amount. In return the officer will automatically be granted, on the first trading day in the calendar year for which the salary reduction is in effect, a non-statutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the date of grant. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the date of grant. As a result, the total spread on the option shares at the time of grant will be equal to the salary reduction amount. The option will vest in a series of twelve equal monthly installments over the calendar year for which the salary reduction is in effect. No executive officer of the Company had elected to participate in the Salary Investment Option Grant Program as of March 31, 1996.

    Under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member will receive an option grant for 20,000 shares of common stock at the fair market value of the stock on the date he or she joins the Board, provided such individual has not otherwise been in the prior employ of the Company. In addition, at each Annual Stockholder Meeting, beginning with the 1996 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive on option grant to purchase an additional 5,000 shares of common stock at the fair market value of the stock on the date of grant, provided such individual has

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- COMMON STOCK, STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE
          PLAN (CONTINUED)
served on the Board for at least six months. Each automatic option will have a term of ten years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable for all option shares; however, any shares purchased upon exercise of the option will be subject to repurchase by the Company, at the option exercise price paid per share, should the optionee cease service on the Board prior to vesting in those shares. The initial 20,000 share grant will vest in a series of four successive equal annual installments over the optionee's period of Board service measured from the grant date. Each additional 5,000 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date.

    During fiscal 1996, the Company granted certain options for the purchase of common stock on which the Company will amortize approximately $212,000 of compensation expense over the four-year vesting period of the options. As of March 31, 1996, the Company had expensed $24,000 of compensation expense related to these options.

    A summary of the activity under the stock option plans is as follows:

                                                    OPTIONS         OPTIONS OUTSTANDING
                                                   AVAILABLE   ------------------------------
                                                   FOR GRANT     SHARES      PRICE PER SHARE
                                                   ----------  -----------  -----------------
Balance at March 31, 1993........................     147,750      707,250  $   0.07 - $ 0.20
  Additional shares authorized...................     375,000      --
  Options granted................................    (277,875)     277,875  $   0.20 - $ 0.23
  Options exercised..............................      --          (60,061) $   0.07 - $ 0.20
  Options canceled...............................      39,689      (39,689) $   0.07 - $ 0.23
                                                   ----------  -----------
Balance at March 31, 1994........................     284,564      885,375  $   0.07 - $ 0.23
  Additional shares authorized...................     600,000      --
  Options granted................................    (673,950)     673,950  $   0.23 - $ 1.07
  Options exercised..............................      --         (219,928) $   0.07 - $ 0.50
  Options canceled...............................      43,156      (43,156) $   0.07 - $ 0.33
                                                   ----------  -----------
Balance at March 31, 1995........................     253,770    1,296,241  $   0.07 - $ 1.07
  Additional shares authorized...................     400,000      --
  Options granted................................    (471,531)     471,531  $   2.27 - $42.75
  Options exercised..............................      --         (733,510) $   0.07 - $ 4.00
  Options canceled...............................     120,322     (120,322) $   0.07 - $42.75
                                                   ----------  -----------
Balance at March 31, 1996........................     302,561      913,940  $   0.07 - $42.75
                                                   ----------  -----------
                                                   ----------  -----------
Vested at March 31, 1996.........................                  199,273  $   0.07 - $ 2.27
                                                               -----------
                                                               -----------

EMPLOYEE STOCK PURCHASE PLAN

    In August 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance to eligible employees. The Purchase Plan permits eligible employees to purchase common stock through periodic payroll deductions of up to 10% of their annual compensation. Each offering period will have a maximum duration of 24 months and shares of common stock will be purchased for each participant at semi-annual intervals during each offering period. The price at which the common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES
    Through March 31, 1994, the Company incurred net operating losses and had no provision or benefit for income taxes. The tax provision for fiscal 1996 and 1995 consists of the following:

                                                    YEAR ENDED
                                                     MARCH 31,
                                                    -----------
                                                     1996   1995
                                                    ------  ---
                                                        (IN
                                                    THOUSANDS)
Provision (benefit) for income taxes:
  Current:
    Federal.......................................  $1,234  $22
    State.........................................     382    2
                                                    ------  ---
                                                     1,616   24
                                                    ------  ---
  Deferred:
    Federal.......................................    (900) --
    State.........................................    --    --
                                                    ------  ---
                                                      (900) --
                                                    ------  ---
                                                    $  716  $24
                                                    ------  ---
                                                    ------  ---

    The tax provision reconciles to the amount computed by multiplying income before tax by the U.S. statutory rate (35%), as follows:

                                                     YEAR ENDED
                                                      MARCH 31,
                                                    -------------
                                                     1996   1995
                                                    ------  -----
                                                         (IN
                                                     THOUSANDS)
Provision at statutory rate.......................  $1,258  $ 135
State taxes, net of federal benefit...............     247      1
Permanent differences.............................      45     15
Utilization of net operating loss carryforwards...    (997)  (127)
Utilization of research and development
 carryforwards....................................    (327)  --
Change in deferred tax asset net of valuation
 allowance reduction..............................     380   --
Foreign loss with no federal benefit..............     110   --
                                                    ------  -----
                                                    $  716  $  24
                                                    ------  -----
                                                    ------  -----

    Deferred tax assets are comprised of the following:

                                                       MARCH 31,
                                                    ----------------
                                                     1996     1995
                                                    -------  -------
                                                     (IN THOUSANDS)
Net operating loss carryforwards..................  $ --     $ 1,092
Research and development carryforwards............    --         200
Deferred revenue..................................    1,258      414
Accrued expenses and reserves.....................      740      239
Depreciation......................................       75    --
Other.............................................      427      449
                                                    -------  -------
                                                      2,500    2,394
                                                    -------  -------
Less: deferred tax asset valuation allowance......   (1,600)  (2,394)
                                                    -------  -------
Net deferred tax asset............................  $   900  $ --
                                                    -------  -------
                                                    -------  -------

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- INCOME TAXES (CONTINUED)
    Net deferred tax assets of $900,000 at March 31, 1996 are based on the Company's carryback capacity. Management believes, based upon a number of factors, that the available objective evidence creates sufficient uncertainty regarding the realizability of the remainder of the deferred tax assets and has recorded a valuation allowance against these assets. Such factors include the lack of a significant history of material profits, recent increases in expense levels to support the Company's growth, the fact that the market in which the Company operates is intensely competitive and characterized by rapidly changing technology, the materiality of revenues from indirect channel partners and the uncertainty regarding market acceptance of new versions of the Company's Essbase software.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES
    The Company leases its facilities under noncancelable operating lease agreements which expire at various dates through 2000. Certain leases provide for escalating monthly payments and are being charged to operations ratably over the lease term. In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate at various dates through 2000. Total property and equipment acquired under these capitalized leases, which secure such borrowings, are as follows:

                                                                                         MARCH 31,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Computer equipment................................................................  $   2,020  $   1,613
Furniture, fixtures, and office equipment.........................................        639        469
Leasehold improvements............................................................         27         27
                                                                                    ---------  ---------
                                                                                        2,686      2,109
Less: accumulated depreciation....................................................     (1,013)      (819)
                                                                                    ---------  ---------
                                                                                    $   1,673  $   1,290
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Future minimum lease payments under all noncancelable operating and capital leases are as follows:

                                                                                     OPERATING    CAPITAL
YEAR ENDING MARCH 31,                                                                 LEASES      LEASES
- ----------------------------------------------------------------------------------  -----------  ---------
                                                                                        (IN THOUSANDS)
1997..............................................................................   $     585   $   1,094
1998..............................................................................          92         907
1999..............................................................................          88         407
2000..............................................................................          88           1
                                                                                         -----   ---------
Total minimum payments............................................................   $     853       2,409
                                                                                         -----
                                                                                         -----
Less: amount representing interest................................................                    (605)
                                                                                                 ---------
Present value of capital lease obligations........................................                   1,804
Less: current portion.............................................................                     711
                                                                                                 ---------
Lease obligations, long-term......................................................               $   1,093
                                                                                                 ---------
                                                                                                 ---------

    Rent expense under operating leases totaled $659,000, $387,000 and $229,000 during fiscal 1996, 1995 and 1994, respectively.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In the course of its business, the Company has been named as a defendant in certain actions and could incur an uninsured liability in one or more of them. However, in the opinion of management, the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors may be found under the caption "Election of Directors" on pages 3-4 of the Company's Proxy Statement dated June 24, 1996, for the Annual Meeting of Stockholders to be held July 23, 1996 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 18-20 of the Proxy Statement, under the caption "Executive Compensation and Related Information."

ITEM 11.  EXECUTIVE COMPENSATION

    The information in the Proxy Statement set forth under the captions "Executive Compensation and Related Information" on page 18 and "Director Compensation" on page 4 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management" on page 14 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    The financial statements and supplemental schedule of the Company as set forth under Item 8 are filed as part of this report.

    Financial statement schedules other than those listed in Item 8 have been omitted since they are either not required, not applicable, or the information is otherwise included.

    The independent accountants' report with respect to the above-listed financial statements and schedule appears on page 21 of this report.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1996.

(c) Exhibit Listing

  EXHIBIT
  NUMBER                                              DESCRIPTION
- -----------  ----------------------------------------------------------------------------------------------
       3.1*  Registrant's Restated Certificate of Incorporation
       3.2*  Registrant's Bylaws
       3.3*  Form of Restated Certificate of Incorporation filed upon the closing of the offering under the
              Registration Statement
       3.4*  Form of Amended and Restated Bylaws effective upon the closing of the offering under the
              Registration Statement
       4.1*  Specimen Certificate of the Registrant's Common Stock
       4.2*  Amended and Restated Investor Rights Agreement between the Registrant and the Investors specified therein dated as of September 16, 1993
      10.1*  Master Lease Agreement and Warrant Agreement between the Registrant and Comdisco, Inc. Dated as of August 15, 1991
      10.2*  Real Property Lease between the Registrant and South Bay/Caribbean dated as of March 1, 1994
      10.3*  1992 Stock Option Plan
      10.4*  1995 Stock Option/Stock Issuance Plan
      10.5*  Employee Stock Purchase Plan
      10.6*  Form of Indemnification Agreement
      10.7*  License Agreement dated December 23, 1993, between the Company and Comshare Incorporated
      11.1   Statement Regarding Computation of Net Income Per Share
      22.1*  List of subsidiaries of the Registrant
      23.1   Consent of Price Waterhouse LLP
      27.1   Financial Data Schedule

- ------------------------
*Incorporated by reference to Registration Statement on Form S-1 (Reg. No. 33-97098).

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 (IN THOUSANDS)

                                                                                              YEAR ENDED MARCH 31
                                                                                        -------------------------------
                                                                                          1996       1995       1994
                                                                                        ---------  ---------  ---------
Balance at beginning of period........................................................  $     208  $     177  $      22
Additions charged to statement of operations..........................................        269        106        192
Deductions from reserves..............................................................        (89)       (75)       (37)
                                                                                        ---------  ---------  ---------
Balance at end of period..............................................................  $     388  $     208  $     177
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on June 19, 1996.

                                          ARBOR SOFTWARE CORPORATION

                                          By         /s/ JAMES A. DORRIAN

                                             -----------------------------------
                                                      James A. Dorrian,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 19, 1996.

                       SIGNATURE                                          TITLE
- --------------------------------------------------------  --------------------------------------

                  /S/ JAMES A. DORRIAN
      --------------------------------------------        President, Chief Executive Officer
                    James A. Dorrian                       and Director

                  /s/ JOHN T. CHAMBERS
      --------------------------------------------        Director
                    John T. Chambers

                  /s/ DOUGLAS M. LEONE
      --------------------------------------------        Director
                    Douglas M. Leone

                   /s/ MARK W. PERRY
      --------------------------------------------        Director
                     Mark W. Perry

                   /s/ ANN L. WINBLAD
      --------------------------------------------        Director
                     Ann L. Winblad

                 /s/ STEPHEN V. IMBLER                    Vice President, Finance and Chief
      --------------------------------------------         Financial Officer (Principal
                   Stephen V. Imbler                       Financial and Accounting Officer)