Form 10-Q
period 1996-06-30
ARBOR SOFTWARE CORP
filed 1996-08-14
CIK 1001113

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-26934

                           ARBOR SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 77-0277772
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)


                            1325 CHESAPEAKE TERRACE
                          SUNNYVALE, CALIFORNIA  94089
                   (Address of principal executive offices)


                                ---------------


                                (408) 727-5800
                 (Registrant's telephone number, including area code)


                                ---------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes  X   No
                                                     ---     ---

      As of July 31, 1996 there were 10,936,732 shares of the Registrant's common stock outstanding.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                           ARBOR SOFTWARE CORPORATION

                                   FORM 10-Q

                                    INDEX


PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        At June 30, 1996 and March 31, 1996 . . . . . . . . . . . . . .   3

        Condensed Consolidated Statements of Operations
        For the three months ended June 30, 1996 and 1995   . . . . . .   4

        Condensed Consolidated Statements of Cash Flows
        For the three months ended June 30, 1996 and 1995 . . . . . . .   5

        Notes to Condensed Consolidated Financial Statements  . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . .   7

PART II.OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  16

Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  16

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .  17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ARBOR SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          JUNE 30,    MARCH 31,
                                                            1996        1996
                                                         ---------    ---------
                                                        (UNAUDITED)
                                    ASSETS

        Current assets:
          Cash and cash equivalents . . . . . . . . . . . $ 6,527       $10,698
          Short-term investments  . . . . . . . . . . . .  29,229        25,965
          Accounts receivable, net of allowances of $482
          and $388  . . . . . . . . . . . . . . . . . . .   5,081         4,505
          Deferred tax assets . . . . . . . . . . . . . .     900           900
          Prepaid expenses and other current assets . . .     614           485
                                                         ---------    ---------
            Total current assets  . . . . . . . . . . . .  42,351        42,553
        Property and equipment, net . . . . . . . . . . .   3,656         2,923
        Other assets  . . . . . . . . . . . . . . . . . .     410           407
                                                         ---------    ---------
                                                          $46,417       $45,883
                                                         ---------    ---------
                                                         ---------    ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
          Accounts payable  . . . . . . . . . . . . . . . $   952       $ 1,109
          Accrued expenses and other current liabilities.   4,217         4,883
          Deferred revenue  . . . . . . . . . . . . . . .   3,627         3,781
          Current portion of lease obligations  . . . . .     802           711
                                                         ---------    ---------
            Total current liabilities . . . . . . . . . .   9,598        10,484
                                                         ---------    ---------
        Lease obligations, long-term  . . . . . . . . . .     830         1,093
                                                         ---------    ---------
        Stockholders' equity:
          Common stock, $0.001 par value; 25,000,000
           shares authorized;  10,924,000 and 10,859,000
           shares issued and outstanding  . . . . . . . .      11            11
          Additional paid-in capital  . . . . . . . . . .  37,309        36,813
          Accumulated deficit . . . . . . . . . . . . . .  (1,325)       (2,519)
          Cumulative translation adjustment . . . . . . .      (6)            1
                                                         ---------    ---------
            Total stockholders' equity  . . . . . . . . .  35,989        34,306
                                                         ---------    ---------
                                                          $46,417       $45,883
                                                         ---------    ---------
                                                         ---------    ---------

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
        Revenues:
          License . . . . . . . . . . . . . . . . . . . . $ 7,742       $ 4,237
          Maintenance, support and other  . . . . . . . .   1,528           529
                                                         ---------    ---------
            Total revenues  . . . . . . . . . . . . . . .   9,270         4,766
                                                         ---------    ---------

        Cost of revenues:
          License . . . . . . . . . . . . . . . . . . . .     172            95
          Maintenance, support and other  . . . . . . . .     715           195
                                                         ---------    ---------
            Total cost of revenues  . . . . . . . . . . .     887           290
                                                         ---------    ---------
        Gross profit  . . . . . . . . . . . . . . . . . .   8,383         4,476
                                                         ---------    ---------

        Operating expenses:
          Sales and marketing . . . . . . . . . . . . . .   4,698         2,668
          Research and development  . . . . . . . . . . .   1,321           774
          General and administrative  . . . . . . . . . .     903           625
                                                         ---------    ---------
            Total operating expenses  . . . . . . . . . .   6,922         4,067
                                                         ---------    ---------
        Income from operations  . . . . . . . . . . . . .   1,461           409
        Interest and other income . . . . . . . . . . . .     449            20
        Interest expense  . . . . . . . . . . . . . . . .     (73)          (63)
                                                         ---------    ---------
        Income before income taxes  . . . . . . . . . . .   1,837           366
        Provision for income taxes  . . . . . . . . . . .    (643)          (56)
                                                         ---------    ---------
        Net income  . . . . . . . . . . . . . . . . . . . $  1,194      $   310
                                                         ---------    ---------
                                                         ---------    ---------
        Net income per share  . . . . . . . . . . . . . . $    .10      $   .03
                                                         ---------    ---------
                                                         ---------    ---------
        Shares used to compute net income per share . . .   11,717        9,720
                                                         ---------    ---------
                                                         ---------    ---------

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . .  $ 1,194       $   310
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation, amortization and other . . . . . . .      395           230
      Changes in assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . .     (576)         (590)
        Prepaid expenses and other current assets. . . .     (129)           49
        Other assets . . . . . . . . . . . . . . . . . .       (3)           (1)
        Accounts payable . . . . . . . . . . . . . . . .     (157)           70
        Accrued expenses and other current liabilities .     (666)          146
        Deferred revenue . . . . . . . . . . . . . . . .     (154)          651
                                                         ---------    ---------
          Net cash provided by (used in) operating
           activities  . . . . . . . . . . . . . . . . .      (96)          865
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments, net . . . . . .   (3,264)           --
    Acquisition of property and equipment  . . . . . . .   (1,114)         (160)
                                                         ---------    ---------
          Net cash used in investing activities  . . . .   (4,378)         (160)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net  . . . .      482            94
    Proceeds from issuance of preferred stock, net . . .       --           100
    Repayment of capital lease obligations . . . . . . .     (172)         (157)
                                                         ---------    ---------
          Net cash provided by financing activities. . .      310            37
                                                         ---------    ---------
Effect of exchange rate changes on cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . . . .       (7)           (4)
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . .   (4,171)          738
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . .   10,698         2,739
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . .  $ 6,527       $ 3,477
                                                         ---------    ---------
                                                         ---------    ---------

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest . . . . . . . . . . . . . . .  $    73       $    63
    Cash paid for income taxes . . . . . . . . . . . . .    1,483            15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of property and equipment through capital
     leases  . . . . . . . . . . . . . . . . . . . . . .       --           697

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's fiscal year 1996 Annual Report on Form 10-K.
The consolidated results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1997. The March 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock (using the if converted method) and common equivalent shares (using the treasury method and the initial public offering price) issued subsequent to March 31, 1994 through November 6, 1995, have been included in the computation as if they were outstanding through the effective date of the Company's initial public offering.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following (in thousands):

                                                        JUNE 30,    MARCH 31,
                                                          1996        1996
                                                       ---------    ---------
                                                      (UNAUDITED)

        Accrued commissions . . . . . . . . . . . . .    $ 904        $ 907
        Accrued income taxes  . . . . . . . . . . . .      377          991
        Accrued benefits  . . . . . . . . . . . . . .      709          758
        Accrued other . . . . . . . . . . . . . . . .    2,227        2,227
                                                       ---------    ---------
                                                        $4,217       $4,883
                                                       ---------    ---------
                                                       ---------    ---------

                           ARBOR SOFTWARE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE DISCUSSION IN THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT, AND THE RISKS DISCUSSED IN THE "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" SECTION INCLUDED IN THE COMPANY'S FISCAL YEAR 1996 ANNUAL REPORT ON FORM 10-K.

RESULTS OF OPERATIONS

        The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
        Revenues:
          License . . . . . . . . . . . . . . . . . . .     83.5%        88.9%
          Maintenance, support and other  . . . . . . .     16.5         11.1
                                                         ---------    ---------
             Total revenues . . . . . . . . . . . . . .    100.0        100.0
                                                         ---------    ---------
        Cost of revenues:
          License . . . . . . . . . . . . . . . . . . .      1.9          2.0
          Maintenance, support and other  . . . . . . .      7.7          4.1
                                                         ---------    ---------
             Total cost of revenues . . . . . . . . . .      9.6          6.1
                                                         ---------    ---------
        Gross profit  . . . . . . . . . . . . . . . . .     90.4         93.9
                                                         ---------    ---------
        Operating expenses:
          Sales and marketing . . . . . . . . . . . . .     50.7         56.0
          Research and development  . . . . . . . . . .     14.2         16.2
          General and administrative  . . . . . . . . .      9.7         13.1
                                                         ---------    ---------
             Total operating expenses . . . . . . . . .     74.6         85.3
                                                         ---------    ---------
        Income from operations  . . . . . . . . . . . .     15.8          8.6
        Interest and other income . . . . . . . . . . .      4.8          0.4
        Interest expense  . . . . . . . . . . . . . . .     (0.8)        (1.3)
                                                         ---------    ---------
        Income before income taxes  . . . . . . . . . .     19.8          7.7
        Provision for income taxes  . . . . . . . . . .     (6.9)        (1.2)
                                                         ---------    ---------
        Net income  . . . . . . . . . . . . . . . . . .     12.9%         6.5%
                                                         ---------    ---------
                                                         ---------    ---------

REVENUES

    The Company's total revenues are derived from license revenues for its Essbase software as well as software maintenance and support, training and consulting revenues from Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Essbase software. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided for upon shipment. Maintenance and support revenues, including the element of licensing fees attributable to the initial warranty period, consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed.

    Revenues are gross revenues less allowances for estimated future returns which are estimated and provided for at the time of shipment of the product. The Company's total revenues for the three months ended June 30, 1996 increased 95% to $9.3 million from $4.8 million for the three months ended June 30, 1995. License revenues for the three months ended June 30, 1996 increased 83% to $7.7 million from $4.2 million for the three months ended June 30, 1995. The increase is attributable to an increase in the number of licenses sold and average transaction size, reflecting increased acceptance of Essbase and expansion of the Company's direct sales organization. Direct and indirect sales for the three months ended June 30, 1996 increased by 97% and 88%, respectively, when compared to the same for the three months ended June 30, 1995. Maintenance, support and other revenues for the three months ended June 30, 1996 increased 189% to $1.5 million from $529,000 for the three months ended June 30, 1995. The increase is attributable to a larger installed base requiring incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses decreased to 84% for the three months ended June 30, 1996 from 89% for the three months ended June 30, 1995. The percentage decrease is due to an increase in the Company's installed base, which resulted in an increase in maintenance, support and other revenues.

    Sales derived through indirect channel partners accounted for approximately 27% of the Company's total revenues in each of the three month periods ended June 30, 1996 and 1995. In the three months ended June 30, 1996 and 1995, revenues attributable to Comshare accounted for 26% and 27%, respectively, of the Company's total revenues. License revenues from Comshare for the quarters ended March 31, 1996 and 1995, totaled approximately $2.4 million and $1.3 million, and were recorded by the Company during the quarters ended June 30, 1996 and 1995, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter.

    International revenues from the Company's direct sales force accounted for 10% and 9% of total revenues for the three months ended June 30, 1996 and 1995, respectively. International license and service revenues increased to $883,000 for the three months ended June 30, 1996 from $452,000 for the three months ended June 30, 1995, primarily due to expansion of the international direct sales force. The Company records revenues from Comshare and other United States-based indirect channel partners as domestic revenues, although such partners sell the Company's products both domestically and internationally. Based on reports received from Comshare, the Company believes that approximately 54% of the revenues recorded during the three months ended June 30, 1996 attributable to Comshare were derived from sales to international customers. See discussion of legal proceedings in Item 1.

COST OF REVENUES

    COST OF LICENSE REVENUES. Cost of license revenues consists primarily of product packaging, documentation and production costs. Cost of license revenues remained unchanged at 2.2% as a percentage of license revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995.

    COST OF MAINTENANCE, SUPPORT AND OTHER. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services such as consulting and training. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues increased as a percentage of maintenance, support and other revenues to 47% for the three months ended June 30, 1996 from 37% for the three months ended June 30, 1995. The increase is primarily due to the establishment of the Customer Advocacy Group during the first quarter of fiscal year 1997, which is comprised of the Technical Support, Field Services, Services
Marketing and Courseware Development departments. The Customer Advocacy Group's mission is to coordinate services for Arbor's customers.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel costs, including sales commissions of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased to $4.7 million for the three months ended June 30, 1996 from $2.7 million for the three months ended June 30, 1995, representing 51% and 56% of total revenues for the three months ended June 30, 1996 and 1995, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the direct sales force, particularly the expansion of the European operations, including new offices in France and Germany, and increased hiring in the UK. Other factors included personnel increases in the marketing group, increased costs associated with advertising, public relations, seminars and trade shows. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues and the increase in indirect channel revenues, which do not have associated sales and marketing costs. Additionally, in fiscal 1996, the Company incurred significant sales and marketing expenses to help establish the OLAP market and to build infrastructure. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for the remainder of fiscal 1997.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related expenses, outside contractor expenses, depreciation of development equipment and supplies. Research and development expenses increased to $1.3 million for the three months ended
June 30, 1996 from $774,000 for the three months ended June 30, 1995, representing 14%, and 16% of total revenues for the three months ended June 30, 1996 and 1995, respectively. The increase in dollar amount was primarily due to an increase in the number of software engineers and associated support required to develop Essbase enhancements and the overall growth of the Company. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues. The Company believes that a significant level of investment for product research and development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1997. To date, all research and development costs have been expensed as incurred.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased to $903,000 for the three months ended June 30, 1996 from $625,000 for the three months ended June 30, 1995, representing 10%, and 13% of total revenues for the three months ended June 30, 1996 and 1995, respectively. The increase in dollar amount was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and to provide the infrastructure required for a public company. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for the remainder of fiscal 1997 as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

INTEREST AND OTHER INCOME; INTEREST EXPENSE

        Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other items including foreign exchange gains and losses. Interest and other income increased to $449,000 for the three months ended June 30, 1996 from $20,000 for the three months ended June 30, 1995, primarily due to higher cash balances resulting from the infusion of cash from the initial public offering. Interest expense increased insignificantly to $73,000 for the three months ended June 30, 1996 from $63,000 for the three months ended June 30, 1995.

PROVISION FOR INCOME TAXES

    The provision for income taxes increased to $643,000 for the three months ended June 30, 1996 from $56,000 for the three months ended June 30, 1995. The Company's effective tax rate was 20% for fiscal 1996 due to the utilization of prior years net operating loss carryovers. The Company exhausted all of these net operating loss carryovers in fiscal 1996 and as a result had an estimated effective tax rate of 35% for the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company had $35.8 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $96,000 for the three months ended June 30, 1996, and was primarily attributable to a decrease in accrued expenses and other current liabilities of $666,000 and an increase in accounts receivable of $576,000, offset by net income of $1.2 million.

    The Company's current line of credit allows for borrowings of up to $3.0 million at the bank's prime rate plus 0.5% and expires in September 1996. As of June 30, 1996, the Company had no outstanding borrowings under its credit facility.

    As of June 30, 1996, the Company's principal commitments consisted of obligations under operating and capital leases. As of June 30, 1996, the Company had $1.6 million in outstanding borrowings under capital leases which are payable through 1998.

    The Company expects to incur a significant amount of expenses in the next two quarters on capital improvements relating to the relocation of the Company's corporate headquarters.

    The Company believes its current cash balances and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors That May Affect Future Results"
section included in the Company's fiscal year 1996 Annual Report on Form 10-K.

    FLUCTUATIONS IN QUARTERLY RESULTS; FUTURE OPERATING RESULTS UNCERTAIN. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on factors such as demand for the Company's Essbase software, the stability of it's distributors, particularly Comshare, the level of price and product competition, changes in pricing policies by the Company or its competitors, changes in the mix of indirect channels through which Essbase is offered, the number, timing and significance of product enhancements and new product announcements, if any, by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis, the size, timing and structure of significant licenses, changes in the Company's sales incentive strategy, the timing of revenue recognition under the Company's agreements, customer order deferrals in anticipation of enhancements to Essbase or enhancements or new products of its competitors, the impact of acquisitions of competitors and indirect channel partners, the level of the Company's international revenues, foreign currency exchange rates, the renewal of maintenance and support agreements, product life cycles, software defects and other product quality problems, personnel changes, changes in Company strategy, changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may be affected by such trends in the future. Essbase orders are typically shipped shortly after receipt, and, consequently order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, a significant portion of each quarter's revenues are derived from sales of the Company's Essbase software in the prior quarter by Comshare. Revenues from Comshare accounted for 26% and 27% of the Company's total revenues for the three months ended June 30, 1996 and 1995, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. No assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. In addition, given recent announcements by Comshare regarding the delay of their June quarter earnings release to complete a review of certain accounts in several foreign countries, there can be no assurance that the Company can expect to receive timely sales reports or be able to rely on the sales reports of Essbase by Comshare.

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

    DEPENDENCE UPON COMSHARE AND OTHER INDIRECT CHANNEL PARTNERS. In addition to its direct sales force, the Company relies on indirect channel partners such as original equipment manufacturers ("OEMs") and valued added resellers ("VARs") for licensing and support of its products in the United States and internationally. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Essbase. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. The Company's largest reseller is Comshare, a leading provider of executive information systems that currently markets a family of products that are based upon, or can be used with, Essbase, including: Commander OLAP, a complete OLAP solution that packages the Essbase Server, Essbase Spreadsheet Client and Essbase Applications Manager; Execu-View, an EIS product that is used with Essbase to navigate and view multidimensional data; ADL, a data movement product that transfers data into and between Essbase servers; and Detect and Alert, agent software that alerts the user to defined data conditions found in Essbase. Essbase and these value-added products are marketed and supported by Comshare and Comshare's agents and indirect channel partners around the world. Under the Company's agreement with Comshare, Comshare is granted a license to use, copy, distribute and sublicense Essbase worldwide. The Company is paid a percentage of license fees generated by Comshare with minimum commitments owed to the Company in order to maintain the scope of Comshare's distribution rights. The agreement provides for standard confidentiality and non-disclosure obligations and commits standard warranty and indemnification rights to Comshare. Sales attributable to Comshare accounted for 26% and 27% of the total revenue for the three months ended June 30, 1996 and 1995, respectively. The Comshare License Agreement provides that, in the event that certain competitors of Comshare were to acquire at least a twenty percent equity interest in the Company, substantially all of the Company's assets or substantially all of the intellectual property rights to the Company's Essbase software, the license revenues payable by Comshare to the Company under the agreement would be reduced by fifty percent, and Comshare could elect to terminate the Comshare License Agreement. Accordingly, the possibility of termination of the Comshare License Agreement or a fifty percent reduction in license revenues from Comshare could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. In addition, the Comshare License Agreement contains an exclusivity provision prohibiting the Company from licensing its products to certain of the Company's competitors, and the elimination of any potential customers limits the Company's potential market share to some degree.

    COMPETITION. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle (Express), Dun & Bradstreet (Pilot Lightship Server), Planning Sciences (Gentia) and Kenan (Acumate);
(ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage (Decision Suite), Informix (Stanford Technology Group), Holistic Systems (Holos) and Microstrategy (DSS Agent). The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. For example, Oracle could integrate its Express software, a competing multidimensional database software product, with other widely accepted Oracle product offerings. Arbor expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

    POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of accounting irregularities by the Company's largest reseller, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenues from the Company's direct sales force accounted for 10% and 9% of total revenues for the three months ended June 30, 1996 and 1995, respectively.
The Company's largest indirect channel partner, Comshare, accounts for a significant majority of the Company's sales by indirect channel partners. Based on reports from Comshare, the Company believes approximately 54% and 53% of revenues generated by Comshare for the three months ended June 30, 1996 and 1995, respectively, were derived from sales to international customers. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

    International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other contracts, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars or British pounds sterling, and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. Sales generated by the Company's indirect channel partners, including Comshare, currently are paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

    PROPRIETARY RIGHTS AND RISKS OF INFRINGEMENT. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and indirect channel partners requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code may increase the likelihood of misappropriation by third parties.

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

       PART II.  OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS.

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

    The Company recently initiated discussions with Comshare, Incorporated ("Comshare") regarding alleged royalties due to the Company pursuant to the distribution agreement with Comshare. The Company and Comshare have initiated arbitration proceedings to resolve the dispute. In the three months ended June 30, 1996 and 1995, revenues attributable to Comshare accounted for 26% and 27%, respectively, of the Company's total revenues.

    In April 1996, Planning Sciences International plc and Planning Sciences, Inc. (collectively, "Planning Sciences" filed an action for declaratory judgment against the Company in the United States District Court for the District of Massachusetts alleging that U.S. Patent No. 5,359,724 ("the '724 patent"), owned by the Company, is invalid and not infringed by Planning Sciences' products. On April 18, 1996, the Company filed an action against Planning Sciences in the United States District Court, Northern District of California alleging that Planning Sciences infringes the '724 patent, seeking an injunction and treble damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of stockholders of the Company on July 23, 1996, the stockholders (i) elected five members of the Board of Directors to serve until the next annual meeting, (ii) amended the Company's 1995 Stock Option/Stock Issuance Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares, (iii) amended the Company's Certificate of Incorporation (the "Certificate") increasing the number of shares of the Company's Common Stock reserved for issuance by 25,000,000 shares, and (iv) ratified the appointment of Price Waterhouse LLP as the Company's independent public accountants for the next fiscal year.

        The vote for nominated directors was as follows:

        Nominee                 For        Abstain
        ------------------   ---------     -------
        James A. Dorrian     7,523,367       832
        John T. Chambers     7,523,367       832
        Douglas M. Leone     7,523,367       832
        Mark W. Perry        7,523,367       832
        Ann L. Winblad       7,523,367       832

        The vote for amending the Plan was as follows:

           For          Against        Abstain        Broker Non-Vote
        ---------      --------        -------        ---------------
        5,278,577       872,993         56,640           1,315,989

        The vote for amending the Certificate was as follows:

           For          Against        Abstain        Broker Non-Vote
        ---------      --------        -------        ---------------
        7,203,985       240,189         56,515             23,510

        The vote for ratifying the appointment of Price Waterhouse LLP was as follows:

           For          Against        Abstain
        ---------      --------        -------
        7,472,129        275            51,795

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Statement of Computation of Net Income Per Share (Exhibit 11.0)

            Financial Data Schedule (Exhibit 27.1)

        (b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1996                 ARBOR SOFTWARE CORPORATION
                                       (Registrant)



                                       By: /s/ Stephen V. Imbler
                                          --------------------------
                                           Stephen V. Imbler
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer (Duly Authorized Officer
                                           and Principal Financial Officer)