Form 10-Q
period 1996-09-30
ARBOR SOFTWARE CORP
filed 1996-11-14
CIK 1001113

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                 (408) 727-5800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of October 31, 1996 there were 11,026,874 shares of the Registrant's common stock outstanding.

                           ARBOR SOFTWARE CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                             PAGE
                                                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets

          At September 30, 1996 and March 31, 1996...................................................        3

          Condensed Consolidated Statements of Operations

          For the three months and six months ended September 30, 1996 and 1995......................        4

          Condensed Consolidated Statements of Cash Flows

          For the six months ended September 30, 1996 and 1995.......................................        5

          Notes to Condensed Consolidated Financial Statements.......................................        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of

          Operations.................................................................................        7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................................       17

Item 6.   Exhibits and Reports on Form 8-K...........................................................       18

SIGNATURES...........................................................................................       19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ARBOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                SEPTEMBER 30,    MARCH 31,
                                                                                    1996           1996
                                                                                    ----           ----
                                                                                 (UNAUDITED)
                                 ASSETS

Current assets:
    Cash and cash equivalents ..............................................       $ 7,793       $ 10,698
    Short-term investments .................................................        28,825         25,965
    Accounts receivable, net of allowances of $564 and $388 ................         7,307          4,505
    Deferred tax assets ....................................................           900            900
    Prepaid expenses and other current assets ..............................           846            485
                                                                                   -------       --------
       Total current assets ................................................        45,671         42,553

Property and equipment, net ................................................         4,351          2,923
Other assets ...............................................................           603            407
                                                                                   -------       --------
                                                                                   $50,625       $ 45,883
                                                                                   =======       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................................       $ 1,470       $  1,109
    Accrued expenses and other current liabilities .........................         6,062          4,883
    Deferred revenue .......................................................         4,157          3,781
    Current portion of lease obligations ...................................           779            711
                                                                                   -------       --------
       Total current liabilities ...........................................        12,468         10,484

Lease obligations, long-term ...............................................           656          1,093

Stockholders' equity:
    Common stock, $0.001 par value; 50,000,000 and 25,000,000 shares
       authorized;  10,978,000 and 10,859,000 shares issued and outstanding             11             11
    Additional paid-in capital .............................................        37,387         36,813
    Retained earnings (accumulated deficit) ................................            92         (2,519)
    Cumulative translation adjustment ......................................            11              1
                                                                                   -------       --------
       Total stockholders' equity ..........................................        37,501         34,306
                                                                                   -------       --------
                                                                                   $50,625       $ 45,883
                                                                                   =======       ========




     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)




                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------                 -------------
                                                    1996           1995            1996            1995
                                                  --------        -------        --------        --------
Revenues:
   License ................................       $  8,942        $ 4,673        $ 16,684        $  8,910
   Maintenance, support and other .........          1,853            709           3,381           1,238
                                                  --------        -------        --------        --------
      Total revenues ......................         10,795          5,382          20,065          10,148
                                                  --------        -------        --------        --------

Cost of revenues:
   License ................................            251            113             423             208
   Maintenance, support and other .........            849            189           1,564             384
                                                  --------        -------        --------        --------
      Total cost of revenues ..............          1,100            302           1,987             592
                                                  --------        -------        --------        --------

Gross profit ..............................          9,695          5,080          18,078           9,556
                                                  --------        -------        --------        --------

Operating expenses:
   Sales and marketing ....................          5,126          3,120           9,824           5,788
   Research and development ...............          1,632            859           2,953           1,633
   General and administrative .............          1,101            595           2,004           1,220
                                                  --------        -------        --------        --------
      Total operating expenses ............          7,859          4,574          14,781           8,641
                                                  --------        -------        --------        --------

Income from operations ....................          1,836            506           3,297             915

Interest and other income .................            409             34             858              54
Interest expense ..........................            (65)           (77)           (138)           (140)
                                                  --------        -------        --------        --------

Income before income taxes ................          2,180            463           4,017             829
Provision for income taxes ................           (763)          (110)         (1,406)           (166)
                                                  --------        -------        --------        --------

Net income ................................       $  1,417        $   353        $  2,611        $    663
                                                  ========        =======        ========        ========

Net income per share ......................       $    .12        $   .04        $    .22        $    .07
                                                  ========        =======        ========        ========

Shares used to compute net income per share         11,715          9,721          11,709           9,720
                                                  ========        =======        ========        ========




     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                  -------------
                                                                              1996           1995
                                                                            --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................................       $  2,611        $   663
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, amortization and other .......................            879            421
         Provision for doubtful accounts ............................             59             49
         Changes in assets and liabilities:
              Accounts receivable ...................................         (2,861)          (283)
              Prepaid expenses and other current assets .............           (361)          (367)
              Other assets ..........................................           (196)           (14)
              Accounts payable ......................................            361            (16)
              Accrued expenses and other current liabilities ........          1,179            939
              Deferred revenue ......................................            376          1,162
                                                                            --------        -------
                  Net cash provided by operating activities .........          2,047          2,554
                                                                            --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments, net .......................         (2,860)            --
     Acquisition of property and equipment ..........................         (2,279)          (239)
                                                                            --------        -------
                  Net cash used in investing activities .............         (5,139)          (239)
                                                                            --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net ....................            546            171
     Proceeds from issuance of preferred stock, net .................             --            100
     Repayment of capital lease obligations .........................           (369)          (336)
                                                                            --------        -------
                  Net cash provided by (used in) financing activities            177            (65)
                                                                            --------        -------

Effect of exchange rate changes on cash and cash equivalents ........             10             (5)
                                                                            --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................         (2,905)         2,245
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................         10,698          2,739
                                                                            --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................       $  7,793        $ 4,984
                                                                            ========        =======

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest .........................................       $    138        $   140
     Cash paid for income taxes .....................................             --            221
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Acquisition of property and equipment through capital leases ...             --            933




     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's fiscal year 1996 Annual Report on Form 10-K. The consolidated results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1997. The March 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3.       Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consist of the following (in thousands):

                                                  SEPTEMBER 30,          MARCH 31,
                                                       1996                1996
                                                       ----                ----
                                                   (UNAUDITED)
Accrued commissions ....................              $1,141              $  907
Accrued income taxes ...................               1,140                 991
Accrued benefits .......................               1,026                 758
Accrued other ..........................               2,755               2,227
                                                      ------              ------
                                                      $6,062              $4,883
                                                      ======              ======

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                            THREE MONTHS                 SIX MONTHS
                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                         -------------------         -------------------
                                         1996          1995          1996          1995
                                         ----          ----          ----          ----
Revenues:
  License .......................        82.8%         86.8%         83.1%         87.8%
  Maintenance, support and other         17.2          13.2          16.9          12.2
                                        -----         -----         -----         -----
     Total revenues .............       100.0         100.0         100.0         100.0
                                        -----         -----         -----         -----
Cost of revenues:
  License .......................         2.3           2.1           2.1           2.0
  Maintenance, support and other          7.9           3.5           7.8           3.8
                                        -----         -----         -----         -----
     Total cost of revenues .....        10.2           5.6           9.9           5.8
                                        -----         -----         -----         -----
Gross profit ....................        89.8          94.4          90.1          94.2
                                        -----         -----         -----         -----
Operating expenses:
  Sales and marketing ...........        47.5          58.0          49.0          57.1
  Research and development ......        15.1          16.0          14.7          16.1
  General and administrative ....        10.2          11.0          10.0          12.0
                                        -----         -----         -----         -----
     Total operating expenses ...        72.8          85.0          73.7          85.2
                                        -----         -----         -----         -----
Income from operations ..........        17.0           9.4          16.4           9.0
Interest and other income .......         3.8           0.6           4.3           0.6
Interest expense ................        (0.6)         (1.4)         (0.7)         (1.4)
                                        -----         -----         -----         -----
Income before income taxes ......        20.2           8.6          20.0           8.2
Provision for income taxes ......        (7.1)         (2.0)         (7.0)         (1.7)
                                        -----         -----         -----         -----
Net income ......................        13.1%          6.6%         13.0%          6.5%
                                        =====         =====         =====         =====

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

         Revenues are gross revenues less allowances for estimated future returns, which are estimated and provided for at the time of shipment of the product. The Company's total revenues for the three months ended September 30, 1996 increased 101% to $10.8 million from $5.4 million for the three months ended September 30, 1995, and for the six months ended September 30, 1996 increased 98% to $20.1 million from $10.1 million for the six months ended September 30, 1995. License revenues for the three months ended September 30, 1996 increased 91% to $8.9 million from $4.7 million for the three months ended September 30, 1995, and for the six months ended September 30, 1996 increased 87% to $16.7 million from $8.9 million for the six months ended September 30, 1995. The increase is attributable to an increase in the number of licenses sold and average transaction size, reflecting increased acceptance of Essbase and expansion of the Company's direct sales organization. Direct and indirect sales for the three months ended September 30, 1996 increased by 102% and 72%, respectively, when compared to the three months ended September 30, 1995, and increased by 91% and 79%, respectively, when compared to the six months ended September 30, 1995. Maintenance, support and other revenues for the three months ended September 30, 1996 increased 161% to $1.9 million from $709,000 for the three months ended September 30, 1995, and for the six months ended September 30, 1996 increased 173% to $3.4 million from $1.2 million for the six months ended September 30, 1995. The increase is attributable to a larger installed base requiring incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses decreased to 83% for the three months ended September 30, 1996 from 87% for the three months ended September 30, 1995, and for the six months ended September 30, 1996 decreased to 83% from 88% for the six months ended September 30, 1995. The percentage decrease is due to an increase in the Company's installed base, which resulted in an increase in maintenance, support and other revenues.

        Sales derived through indirect channel partners accounted for approximately 25%, 30%, 26% and 29% of the Company's total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively. In the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, revenues attributable to Comshare, Incorporated ("Comshare"), the Company's largest reseller, accounted for 24%, 30%, 25% and 29%, respectively, of the Company's total revenues. License revenues from Comshare for the quarters ended June 30, 1996, March 31, 1996, December 31, 1995 and September 30, 1995,
totaled approximately $2.5 million, $2.4 million, $2.1 million and $1.7 million, respectively, and were recorded by the Company during the quarters ended September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. In addition, no assurance can be given in any event that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. The Company has initiated litigation against Comshare and has alleged breach of contract and fraud connection with its distribution contract. See "Legal Proceedings" in Item 1, Part II below. The inability of the Company to prevail in this litigation could have a material adverse effect on the Company's business, financial condition and operating results. Even if the outcome of the litigation were favorable to the Company it could result in substantial costs to the Company and consequently, an adverse effect on the Company's revenues. See "Risk Factors That May Affect Future Results," in particular, "Fluctuations in Quarterly Results; Future Operating Results Uncertain" and "Dependence Upon Comshare and Other Indirect Channel Partners."

         International revenues from the Company's direct sales force accounted for 11%, 3%, 10% and 6% of total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively. International license and service revenues increased to $1.1 million for the three months ended September 30, 1996 from $155,000 for the three months ended September 30, 1995, and increased to $2.0 million for the six months ended September 30, 1996 from $607,000 for the six months ended September 30, 1995, primarily due to expansion of the international direct sales force. The Company records revenues from Comshare and other United States-based indirect channel partners as domestic revenues, although such partners sell the Company's products both domestically and internationally. Based on reports received from Comshare, the Company believes approximately 71%, 42%, 63% and 47% of revenues generated by Comshare during the three months ended September 30, 1996 and 1995 and the six months ended September 30, 1996 and 1995, respectively, were derived from sales to international customers.

COST OF REVENUES

         Cost of License Revenues. Cost of license revenues consists primarily of product packaging, documentation and production costs. Cost of license revenues for the three months ended September 30, 1996 increased as a percentage of license revenues to 3% from 2% for the three months ended September 30, 1995, and increased to 3% for the six months ended September 1996 from 2% for the six months ended September 30, 1995, primarily as a result of the continued shipments of the upgrade release of Essbase versions 4.0 and 4.0.2.

         Cost of Maintenance, Support and Other. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services such as consulting and training. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues increased as a percentage of maintenance, support and other revenues to 46% for the three months ended September 30, 1996 from 27% for the three months ended September 30, 1995, and increased to 46% for the six months ended September 30, 1996 from 31% for the six months ended September 30, 1995. The increase is primarily due to a shifting of operating expenses to cost of services as a result of the establishment of the Customer Advocacy Group during the first quarter of fiscal year 1997. This new organization is comprised of the Technical Support, Field Services and Customer Services departments. The Customer Advocacy Group's mission is to coordinate services for Arbor's customers.


OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased to $5.1 million for the three months ended September 30, 1996 from $3.1 million for the three months ended September 30, 1995, and increased to $9.8 million for the six months ended September 30, 1996 from $5.8 million for the six months ended September 30, 1995, representing 48%, 58%, 49% and 57% of total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the direct sales force in the U.S. and Europe, including new offices in France and Germany, and increased hiring in the U.S. and the U.K. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. The decrease as a percentage of total revenues was due primarily to growth in the Company's total revenues and associated economies of scale, which do not have associated sales and marketing costs. Additionally, in fiscal 1996 the Company incurred significant sales and marketing expenses to help establish the OLAP market and to build infrastructure. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for the remainder of fiscal 1997.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses and outside contractor expenses. Research and development expenses increased to $1.6 million for the three months ended September 30, 1996 from $859,000 for the three months ended September 30, 1995, and increased to $3.0 million for the six months ended September 30, 1996 from $1.6 million for the six months ended September 30, 1995, representing 15%, 16%, 15% and 16% of total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively . The increase in dollar amount was primarily due to an increase in the number of software engineers, an increase in consulting fees relating to applications and joint development projects and associated support required to develop Essbase enhancements and the overall growth of the Company. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues. The Company believes that a significant level of investment for product research and development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1997. To date, all research and development costs have been expensed as incurred.

        General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, as well as insurance and professional expenses. General and administrative expenses increased to $1.1 million for the three months ended September 30, 1996 from $595,000 for the three months ended September 30, 1995, and increased to $2.0 million for the six months ended September 30, 1996 from $1.2 million for the six months ended September 30, 1995, representing 10%, 11%, 10% and 12% of total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively. The increase in dollar amount was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and to provide the infrastructure required for a public company. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for the remainder of fiscal 1997 as the Company expands its administrative staff, adds infrastructure, incurs additional legal costs related to pending litigation with Comshare and Planning Sciences International plc and Planning Sciences, Inc. (collectively "Planning Sciences")

INTEREST AND OTHER INCOME; INTEREST EXPENSE

         Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other items including foreign exchange gains and losses. Foreign exchange gains and losses were not significant during any of the periods presented. Interest and other income increased to $409,000 for the three months ended September 30, 1996 from $34,000 for the three months ended September 30, 1995, and increased to $858,000 for the six months ended September 30, 1996 from $54,000 for the six months ended September 30, 1995, primarily due to higher cash balances resulting from the infusion of cash from the initial public offering. Interest expense represents foreign exchange losses which have been immaterial to date, and interest expense on capital leases. Interest expense decreased to $65,000 for the three months ended September 30, 1996 from $77,000 for the three months ended September 30, 1995, and decreased to $138,000 for the six months ended September 30, 1996 from $140,000 for the six months ended September 30, 1995. The decrease is due to a decline in the outstanding balance of capital lease obligations.


PROVISION FOR INCOME TAXES

         The provision for income taxes increased to $763,000 for the three months ended September 30, 1996 from $110,000 for the three months ended September 30, 1995, and increased to $1.4 million for the six months ended September 30, 1996 from $166,000 for the six months ended September 30, 1995. The Company's effective tax rate was 20% for fiscal 1996 due to the utilization of prior years net operating loss carryovers. The Company exhausted all of these net operating loss carryovers in fiscal 1996 and as a result estimates its effective tax rate for fiscal 1997 to be approximately 35%.


 LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had $36.6 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $2.0 million for the six months ended September 30,

1996, and was primarily attributable to net income of $2.6 million and an increase in accrued expenses and other current liabilities of $1.2 million, offset by an increase in accounts receivable of $2.8 million.

         The Company's current line of credit, which is unsecured, allows for borrowings of up to $5.0 million at the bank's prime rate and expires in October 1997. As of September 30, 1996, the Company had no outstanding borrowings under its credit facility.

         As of September 30, 1996, the Company's principal commitments consisted of obligations under operating and capital leases. As of September 30, 1996, the Company had $1.4 million in outstanding borrowings under capital leases which are payable through 1998.

        The Company expects to significantly increase its capital expenditures by approximately $5.0 million during it's third fiscal quarter on capital improvements relating to the Company's new corporate headquarters, which the Company will occupy in December of 1996. Following the move into the new facility, the Company expects increases in operating expenses going forward due to increased depreciation charges and facility costs relating to the new corporate headquarters.

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

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on factors such as: demand for the Company's Essbase software; the stability of it's distributors, particularly Comshare; the level of price and product competition; changes in pricing policies by the Company or its competitors; changes in the mix of indirect channels through which Essbase is offered; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis; the size, timing and structure of significant licenses; changes in the Company's sales incentive strategy; the timing of revenue recognition under the Company's agreements; the impact of acquisitions of competitors and indirect channel partners; the level of the Company's international revenues; foreign currency exchange rates; the renewal of maintenance and support agreements; product life cycles; software defects and other product quality problems; personnel changes; changes in Company strategy; changes in the level of operating expenses and general domestic and international economic and political conditions, among others. In addition, the operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may experience comparatively slower growth in the first fiscal quarter and summer months which overlap into the second fiscal quarter. Essbase orders are typically shipped shortly after receipt, and, consequently order backlog at the beginning of any quarter has in the past represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, a significant portion of each quarter's revenues are derived from sales of the Company's Essbase software in the prior quarter by Comshare. Revenues from Comshare accounted for 24% and 30% of the Company's total revenues for the three months ended September 30, 1996 and 1995, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end;

accordingly, the Company records such revenues in that subsequent quarter. In addition, no assurance can be given in any event that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. The Company has initiated litigation against Comshare and has alleged breach of contract and fraud connection with its distribution contract. See "Legal Proceedings" in Item 1, Part II below. See "Risk Factors That May Affect Future Results," in particular, "Fluctuations in Quarterly Results;
Future Operating Results Uncertain" and "Dependence Upon Comshare and   Other
Indirect Channel Partners."


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

         Dependence Upon Comshare and Other Indirect Channel Partners. In addition to its direct sales force, the Company relies on indirect channel partners such as original equipment manufacturers ("OEMs") and value added resellers ("VARs") for licensing and support of its products in the United States and internationally. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Essbase. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. The Company's largest reseller is Comshare, a leading provider of executive information systems that currently markets a family of products that are based upon, or can be used with, Essbase. Essbase distributed by Comshare is supported by them and their agents and indirect channel partners around the world. Under the Company's agreement with Comshare, Comshare is granted a license to use, copy, distribute and sublicense Essbase worldwide. The Company is paid a percentage of license fees generated by Comshare with minimum commitments owed to the Company in order to maintain the scope of Comshare's distribution rights. The agreement provides for standard confidentiality and non-disclosure obligations and commits standard warranty and indemnification rights to Comshare. Sales attributable to Comshare accounted for 24% and 30% of the total revenue for the three months ended September 30, 1996 and 1995, respectively. The Comshare License Agreement provides that, in the event that certain competitors of Comshare were to acquire at least a twenty percent equity interest in the Company, substantially all of the Company's assets or substantially all of the intellectual property rights to the Company's Essbase software, the license revenues payable by Comshare to the Company under the agreement would be reduced by fifty percent, and Comshare could elect to terminate the Comshare License Agreement. Accordingly, the possibility of termination of the Comshare License Agreement or a fifty percent reduction in license revenues from Comshare could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. In addition, the Comshare License Agreement contains an exclusivity provision prohibiting the Company from licensing its products to certain of Comshare's competitors, and the elimination of any potential customers limits the Company's potential market share to some degree. The Company has initiated litigation with Comshare alleging that Comshare has breached its obligations under its distribution agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. The action seeks monetary and injunctive relief preventing Comshare from future distribution of Essbase. Subsequently, Comshare filed its answer as well as counterclaims against the Company alleging interference with prospective economic advantage, unfair competition, defamation and disparagement, and breach of contract. No assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. The inability of the Company to prevail in the litigation with Comshare could have a material adverse effect on the Company's business, financial condition and operating results. Even if the outcome of the litigation were favorable to the Company, it could result in substantial costs to the Company and consequently, have an adverse effect on the Company's revenues. In addition, given recent announcements by Comshare regarding their quarterly earnings releases, there can be no assurance that the Company can expect to receive timely sales reports or be able to rely on the sales reports of Essbase by Comshare. See "Legal Proceedings" in Item 1, Part II below.

          Competition. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle (Express), Dun & Bradstreet (Pilot Lightship Server), Planning Sciences (Gentia), Kenan (Acumate) and Microsoft through its acquisition of Panorama, an OLAP vendor in Tel Aviv, Israel. While the Company does not believe that the Microsoft Panorama product currently competes or is designed to compete in the same multidimensional OLAP market as the Company's Essbase product, there are no assurances that Microsoft, which has much greater resources than the Company, will not enhance the product for that market (; (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage (Decision Suite), Informix (Stanford Technology Group), Holistic Systems (Holos) and Microstrategy (DSS Agent). The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Arbor expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

         Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. The Company's current or future indirect channel partners may establish cooperative relationships with current or potential competitors of the Company, thereby limiting the Company's ability to sell its products through particular distribution channels. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to obtain new contracts and maintenance and support renewals for existing contracts on terms favorable to the Company. Further, competitive pressures, such as those resulting from competitors discounting of their products, may require the Company to reduce the price of Essbase, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

         Product Concentration; Dependence upon the Emerging Market for Multidimensional Database Software for On-Line Analytical Processing. All of the Company's revenues to date have been derived from licenses for Essbase and related services. The Company currently expects that Essbase-related revenues, including maintenance and support contracts, will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto. There can be no assurance that Essbase will achieve continued market acceptance or that the Company will be successful in marketing Essbase or enhancements thereto. A decline in demand for, or market acceptance of, Essbase as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue to invest its efforts to improve and enhance Essbase by maintaining its commitment to an open architecture, extending its partnerships, integrating third party technologies, continuing to evolve the Essbase multidimensional database server, and developing new application development products and middleware tools.

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

         Potential Volatility of Stock Price. The market price of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Also a factor are announcements of accounting irregularities by Comshare, the Company's largest indirect channel partner, reports regarding the Comshare litigation and reports regarding the stability of Comshare. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risks Associated with International Operations. International revenues from the Company's direct sales force accounted for 11%, 3%, 10% and 6% of total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively. The Company's largest indirect channel partner, Comshare, accounts for a significant majority of the Company's sales by indirect channel partners. Based on reports received from Comshare, the Company believes approximately 71%, 42%, 63% and 47% of revenues generated by Comshare during the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively, were derived from sales to international customers. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company recently opened offices in Paris, France, Hamburg, Germany and Sydney Australia. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

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

         Proprietary Rights and Risks of Infringement. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Currently, the Company is engaged in litigation with Planning Sciences International plc and Planning Sciences, Inc. concerning the enforcement and validity of the Company's U.S. patent. See "Legal Proceedings" in Item 1, Part II below.

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

         Dependence on key personnel. The Company's success will depend, in large part, upon the services of a number of key employees. The effective management of the Company's anticipated growth will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain replacements for the additions to such personnel in the future.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

          On September 27, 1996, the Company filed an action against Comshare, Incorporated ("Comshare"), the Company's largest reseller, in the United States District Court for the Northern District of California. The action alleges that Comshare has breached its obligations under its distribution agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. The action seeks monetary and injunctive relief preventing Comshare from future distribution of Essbase. On October 21, 1996, Comshare filed its answer as well as counterclaims against the Company alleging interference with prospective economic advantage, unfair competition, defamation and disparagement, and breach of contract. Comshare claims that the Company has disseminated false and misleading information concerning Comshare's rights under the agreement and that the Company has violated certain provisions of the agreement. Comshare seeks monetary and injunctive relief, including punitive damages. On October 21, 1996, Comshare filed a motion to dismiss the Company's fraud cause of action and to strike its claim for injunctive relief, as well as a motion seeking a preliminary injunction prohibiting the Company from disseminating information which suggests or implies (i) that Comshare is at risk of losing any rights under the agreement, (ii) that Comshare engages in fraudulent business practices, or (iii) that the Company has a basis for seeking injunctive relief against Comshare. Comshare's motions are set for hearing on January 17, 1997. On October 29, 1996, Comshare filed an application requesting an expedited hearing on its motions; the Court denied Comshare's request on November 1, 1996. Discovery in this litigation has not yet begun.

         The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. No assurance can be given as to the outcome of the litigation.

         On April 16, 1996, Planning Sciences International plc and Planning Sciences, Inc. (collectively, "Planning Sciences") filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "'724 patent"), owned by the Company, is invalid and not infringed by Planning Sciences' products. On April 18, 1996, the Company filed an action against Planning Sciences in the United States District Court for the Northern District of California (the "California action") alleging that Planning Sciences infringes the '724 patent and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Planning Sciences filed its answer in the California action including a counterclaim seeking to declare the '724 patent invalid. Planning Sciences also filed a motion to dismiss, stay or transfer the action to Massachusetts. That motion, which was heard on November 13, 1996, has not yet been ruled on by the California
Court. On May 13, 1996, the Company filed a motion to dismiss or transfer the Massachusetts action to California. That motion has not yet been ruled on by the Court. Discovery in this litigation has not yet begun.

         The Company believes that it has meritorious claims against Planning Sciences and that it has meritorious defenses against Planning Sciences' claims that the '724 patent is invalid, and intends to vigorously pursue its claims and defend itself against Planning Sciences' claims. No assurance can be given as to the outcome of the litigation. The preceding pending litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel. Accordingly, any such litigation could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Statement of Computation of Net Income Per Share (Exhibit 11.1)

              Financial Data Schedule (Exhibit 27.1)

          (b) Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 11, 1996      ARBOR SOFTWARE CORPORATION
                              (Registrant)




                              By: /s/ Stephen V. Imbler
                                  ----------------------------------------------
                                      Stephen V. Imbler
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)

                                 EXHIBIT INDEX

Exhibit                           Description


  11.1           Statement of Computation of Net Income Per Share

  27.1           Financial Data Schedule