Form 10-Q/A
period 1996-09-30
ARBOR SOFTWARE CORP
filed 1996-11-15
CIK 1001113

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A


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

        Sales derived through indirect channel partners accounted for approximately 25%, 30%, 26% and 29% of the Company's total revenues for the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, respectively. In the three months ended September 30, 1996 and 1995, and the six months ended September 30, 1996 and 1995, revenues attributable to Comshare, Incorporated ("Comshare"), the Company's largest reseller, accounted for 24%, 30%, 25% and 29%, respectively, of the Company's total revenues. License revenues from Comshare for the quarters ended June 30, 1996, March 31, 1996, December 31, 1995 and September 30, 1995,
totaled approximately $2.5 million, $2.4 million, $2.1 million and $1.7 million, respectively, and were recorded by the Company during the quarters ended September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. No assurance can be given in any event that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. In addition, the Company has initiated litigation against Comshare and has alleged breach of contract and fraud in connection with its distribution contract. See "Legal Proceedings" in Item 1, Part II below. The inability of the Company to prevail in this litigation could have a material adverse effect on the Company's business, financial condition and operating results. Even if the outcome of the litigation were favorable to the Company it could result in substantial costs to the Company and consequently, an adverse effect on the Company's revenues. See "Risk Factors That May Affect Future Results," in particular, "Fluctuations in Quarterly Results; Future Operating Results Uncertain" and "Dependence Upon Comshare and Other Indirect Channel Partners."

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

          Competition. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and prospective competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle (Express), Dun & Bradstreet (Pilot Lightship Server), Planning Sciences (Gentia), Kenan (Acumate) and Microsoft through its recent acquisition of OLAP technology from Panorama Software of Tel Aviv, Israel; (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and
(iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage (Decision Suite), Informix (Stanford Technology Group), Holistic Systems (Holos) and Microstrategy (DSS Agent). The Company does not believe that the Panorama technology, as acquired by Microsoft, is currently competitive with the Company's Essbase product. However, there are no assurances that Microsoft will not enhance such technology in order to market a competitive product in the future.

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

         Personnel. The effective management of the Company's anticipated growth will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain replacements for the additions to such personnel in the future.

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