Form 10-Q
period 1996-12-31
ARBOR SOFTWARE CORP
filed 1997-02-14
CIK 1001113

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   _________________________________________

                                   FORM 10-Q

      [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR
      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-26934

                           ARBOR SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)



             DELAWARE                              77-0277772
         (State or other                       (I.R.S. Employer
          jurisdiction of                     Identification Number)
    incorporation or organization)


                              1344 CROSSMAN AVENUE
                          SUNNYVALE, CALIFORNIA  94089
                    (Address of principal executive offices)
                   _________________________________________

                                 (408) 744-9500
              (Registrant's telephone number, including area code)

                   _________________________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]  No [ ]

         As of January 31, 1997 there were 11,104,737 shares of the Registrant's common stock outstanding.


===============================================================================

                           ARBOR SOFTWARE CORPORATION

                                   FORM 10-Q

                                     INDEX



PART I.       FINANCIAL INFORMATION                                          PAGE
                                                                             ----
Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets
              At December 31, 1996 and March 31, 1996 . . . . . . . . . . .   3
              Condensed Consolidated Statements of Income
              For the three months and nine months ended
              December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .   4
              Condensed Consolidated Statements of Cash Flows
              For the nine months ended December 31, 1996 and 1995  . . . .   5
              Notes to Condensed Consolidated Financial Statements  . . . .   6
Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . .   7

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  17
Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .  19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ARBOR SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  DECEMBER 31,        MARCH 31,
                                                                                       1996             1996
                                                                                   -------------    -------------
                                                                                   (UNAUDITED)
                                                                     ASSETS

   Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .        $       7,276    $      10,698
       Short-term investments   . . . . . . . . . . . . . . . . . . . . . .               26,743           25,965
       Accounts receivable, net of allowances of $650 and $388  . . . . . .                9,576            4,505
       Deferred tax assets  . . . . . . . . . . . . . . . . . . . . . . . .                  900              900
       Prepaid expenses and other current assets  . . . . . . . . . . . . .                  948              485
                                                                                   -------------    -------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . .               45,443           42,553
   Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . .                7,516            2,923
   Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  611              407
                                                                                   -------------    -------------
                                                                                   $      53,570    $      45,883
                                                                                   =============    =============

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
       Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .        $       1,354    $       1,109
       Accrued expenses and other current liabilities . . . . . . . . . . .                6,461            4,883
       Deferred revenue   . . . . . . . . . . . . . . . . . . . . . . . . .                4,876            3,781
       Current portion of lease obligations . . . . . . . . . . . . . . . .                  759              711
                                                                                   -------------    -------------
          Total current liabilities   . . . . . . . . . . . . . . . . . . .               13,450           10,484
                                                                                   -------------    -------------
   Lease obligations, long-term   . . . . . . . . . . . . . . . . . . . . .                  500            1,093
                                                                                   -------------    -------------
   Stockholders' equity:
       Common stock, $0.001 par value; 50,000,000 and 25,000,000 shares
           authorized;  11,037,000 and 10,859,000 shares issued and outstanding               11               11
       Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .               37,964           36,813
       Retained earnings (accumulated deficit)  . . . . . . . . . . . . . .                1,595          (2,519)
       Cumulative translation adjustment  . . . . . . . . . . . . . . . . .                   50                1
                                                                                   -------------    -------------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . .               39,620           34,306
                                                                                   -------------    -------------
                                                                                   $      53,570    $      45,883
                                                                                   =============    =============




     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)




                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                  ----------------------------      -------------------------------
                                                      1996            1995              1996               1995
                                                  -------------  -------------      -------------     -------------
  Revenues:
     License  . . . . . . . . . . . . . . . .      $     10,230   $      5,733       $     26,914      $     14,643
     Maintenance, support and other   . . . .             2,244          1,026              5,625             2,264
                                                  -------------  -------------      -------------     -------------
         Total revenues . . . . . . . . . . .            12,474           6,759            32,539            16,907
                                                  -------------  -------------      -------------     -------------
Cost of revenues:
     License  . . . . . . . . . . . . . . . .               130             159               553               367
     Maintenance, support and other   . . . .             1,078             244             2,642               628
                                                  -------------  -------------      -------------     -------------
         Total cost of revenues . . . . . . .             1,208            403              3,195               995
                                                  -------------  -------------      -------------     -------------
  Gross profit  . . . . . . . . . . . . . . .            11,266          6,356             29,344            15,912
                                                  -------------  -------------      -------------     -------------
  Operating expenses:
     Sales and marketing  . . . . . . . . . .             6,166           3,831            15,990             9,619
     Research and development   . . . . . . .             2,041             966             4,994             2,599
     General and administrative   . . . . . .             1,161            697              3,165             1,917
                                                  -------------  -------------      -------------     -------------
         Total operating expenses . . . . . .             9,368          5,494             24,149            14,135
                                                  -------------  -------------      -------------     -------------
  Income from operations  . . . . . . . . . .             1,898             862             5,195             1,777
  Interest and other income   . . . . . . . .               471             231             1,329               285
  Interest expense  . . . . . . . . . . . . .               (57)           (80)              (195)             (220)
                                                  -------------  -------------      -------------     -------------
  Income before income taxes  . . . . . . . .             2,312          1,013              6,329             1,842
  Provision for income taxes  . . . . . . . .              (809)          (200)            (2,215)             (366)
                                                  -------------  -------------      -------------     -------------
  Net income  . . . . . . . . . . . . . . . .
                                                   $      1,503   $        813       $      4,114      $      1,476
                                                  =============  =============      =============     =============
  Net income per share  . . . . . . . . . . .      $        .13   $        .07       $        .35      $        .15
                                                  =============  =============      =============     =============
  Shares used to compute net income per share            11,713         10,889             11,715            10,110
                                                  =============  =============      =============     =============









     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                        ------------------------------
                                                                             1996              1995
                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income    . . . . . . . . . . . . . . . . . . . . . .           $       4,114    $       1,476
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, amortization and other . . . . . . . .                   1,457              724
         Provision for doubtful accounts  . . . . . . . . . .                     262              132
         Changes in assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . .                  (5,333)          (1,406)
             Prepaid expenses and other current assets  . . .                    (463)            (463)
             Other assets . . . . . . . . . . . . . . . . . .                    (204)              11
             Accounts payable . . . . . . . . . . . . . . . .                     245              454
             Accrued expenses and other current liabilities .                   1,578            2,115
             Deferred revenue . . . . . . . . . . . . . . . .                   1,095            1,679
                                                                        -------------    -------------
                 Net cash provided by operating activities  .                   2,751            4,722
                                                                        -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments, net  . . . . . . . .                    (778)              --
    Acquisition of property and equipment   . . . . . . . . .                  (6,008)            (745)
                                                                        -------------    -------------
                 Net cash used in investing activities  . . .                  (6,786)            (745)
                                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net   . . . . . .                   1,109           28,959
    Proceeds from issuance of preferred stock, net  . . . . .                      --              100
    Repayment of capital lease obligations  . . . . . . . . .                    (545)            (546)
                                                                        -------------    -------------
                 Net cash provided by financing activities  .                     564           28,513
                                                                        -------------    -------------
Effect of exchange rate changes on cash and cash equivalents                       49               --
                                                                        -------------    -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . . .                  (3,422)          32,490
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . .                  10,698            2,739
                                                                        =============    =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . .           $       7,276    $      35,229
                                                                        =============    =============
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest  . . . . . . . . . . . . . . . . .           $         194    $         220
    Cash paid for income taxes  . . . . . . . . . . . . . . .                   2,557              295

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of property and equipment through capital leases                   --            1,150









     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's fiscal year 1996 Annual Report on Form 10-K. The consolidated results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1997. The March 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       Net Income Per Share

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock (using the if converted method) and common equivalent shares (using the treasury method and the initial public offering price) issued subsequent to March 31, 1994 through November 6, 1995, have been included in the computation as if they were outstanding for all periods through the effective date of the Company's initial public offering.


3.       Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consist of the following (in thousands):


                                                                DECEMBER 31,         MARCH 31,
                                                                    1996               1996
                                                               ---------------    --------------
                                                                 (UNAUDITED)
          Commissions   . . . . . . . . . . . .                $         1,675    $        1,055
          Income taxes  . . . . . . . . . . . .                            865               991
          Employee benefits   . . . . . . . . .                            878               758
          Other   . . . . . . . . . . . . . . .                          3,043             2,079
                                                               ---------------    --------------
                                                               $         6,461    $        4,883
                                                               ===============    ==============

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

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues for the periods indicated:

                                                              THREE MONTHS                 NINE MONTHS
                                                          ENDED DECEMBER 31,             ENDED DECEMBER 31,
                                                        ----------------------         ----------------------
                                                          1996         1995               1996        1995
                                                        ---------    ---------         ---------    ---------
               Revenues:
                 License  . . . . . . . . . .                82.0%        84.8%             82.7%        86.6%
                 Maintenance, support and other              18.0         15.2              17.3         13.4
                                                        ---------    ---------         ---------    ---------
                    Total revenues  . . . . .               100.0        100.0             100.0        100.0
                                                        ---------    ---------         ---------    ---------
               Cost of revenues:
                 License  . . . . . . . . . .                 1.1          2.4               1.7          2.2
                 Maintenance, support and other               8.6          3.6               8.1          3.7
                                                        ---------    ---------         ---------    ---------
                    Total cost of revenues  .                 9.7          6.0               9.8          5.9
                                                        ---------    ---------         ---------    ---------
               Gross profit . . . . . . . . .                90.3         94.0              90.2         94.1
                                                        ---------    ---------         ---------    ---------
               Operating expenses:
                 Sales and marketing  . . . .                49.4         56.6              49.2         56.9
                 Research and development . .                16.4         14.3              15.3         15.4
                 General and administrative .                 9.3         10.3               9.7         11.3
                                                        ---------    ---------         ---------    ---------
                    Total operating expenses                 75.1         81.2              74.2         83.6
                                                        ---------    ---------         ---------    ---------
               Income from operations . . . .                15.2         12.8              16.0         10.5
               Interest and other income  . .                 3.8          3.4               4.0          1.7
               Interest expense . . . . . . .                (0.5)        (1.2)             (0.6)        (1.3)
                                                        ---------    ---------         ---------    ---------
               Income before income taxes . .                18.5         15.0              19.4         10.9
               Provision for income taxes . .                (6.5)        (3.0)             (6.8)        (2.2)
                                                        ---------    ---------         ---------    ---------
               Net income . . . . . . . . . .                12.0%        12.0%             12.6%         8.7%
                                                        =========    =========         =========    =========

REVENUES

         The Company's total revenues are derived from license revenues for its Essbase software as well as software maintenance and support, training and consulting revenues from Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Essbase software. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided for upon shipment. Maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed.

         Revenues are gross revenues less allowances for estimated future returns, which are estimated and provided for at the time of shipment of the product. The Company's total revenues for the three months ended December 31, 1996 increased 85% to $12.5 million from $6.8 million for the three months ended December 31, 1995, and for the nine months ended December 31, 1996 increased 93% to $32.5 million from $16.9 million for the nine months ended December 31, 1995. License revenues for the three months ended December 31, 1996 increased 78% to $10.2 million from $5.7 million for the three months ended December 31, 1995, and for the nine months ended December 31, 1996 increased 84% to $26.9 million from $14.6 million for the nine months ended December 31, 1995. The increase is attributable to an increase in the number of licenses sold, reflecting increased acceptance of Essbase and expansion of the direct and indirect sales forces. Direct and indirect revenues for the three months ended December 31, 1996 increased by 95% and 45%, respectively, when compared to the three months ended December 31, 1995, and for the nine months ended December 31, 1996 increased by 93% and 66%, respectively, when compared to the nine months ended December 31, 1995. Maintenance, support and other revenues for the three months ended December 31, 1996 increased 119% to $2.2 million from $1.0 million for the three months ended December 31, 1995, and for the nine months ended December 31, 1996 increased 148% to $5.6 million from $2.3 million for the nine months ended December 31, 1995. The increase is attributable to a larger installed base providing incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses decreased to 82% for the three months ended December 31, 1996 from 85% for the three months ended December 31, 1995, and for the nine months ended December 31, 1996 decreased to 83% from 87% for the nine months ended December 31, 1995. The percentage decrease is due to an increase in the Company's installed base, which resulted in an increase in maintenance, support and other revenues.

         Revenues derived through indirect channel partners accounted for approximately 22%, 28%, 25% and 29% of the Company's total revenues for the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively. In the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, revenues attributable to Comshare, Incorporated ("Comshare"), the Company's largest reseller, accounted for 11%, 24%, 20% and 27%, respectively, of the Company's total revenues. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. License revenues from Comshare for the quarters ended September 30, 1996, June 30, 1996, March 31, 1996 and December 31, 1995, totaled approximately $1.4 million, $2.5 million, $2.4 million and $2.1 million, respectively, and were recorded by the Company during the quarters ended December 31, 1996, September 30, 1996, June 30, 1996 and March 31, 1996, respectively. Although royalty revenue from Comshare decreased $1.1 million from the prior quarter, indirect revenue from other channel partners contributed $1.4 million to indirect revenues during the third quarter of fiscal 1997. The Company believes this shortfall of royalty revenue from Comshare was due to a decline in Comshare's software license revenues to $6.6 million for the three months ended September 30, 1996 from $11.0 million for the quarter ending June 30, 1996. The Company reports revenue derived from other indirect channel partners in the period in which the revenues are reported to the Company. No assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. In addition, the Company has initiated litigation against Comshare and has alleged breach of contract and fraud in connection with its distribution contract. See "Legal Proceedings" in Part II, Item 1 below. See "Risk Factors That May Affect Future Results", in particular, "Fluctuations in Quarterly Results; Future Operating Results Uncertain", "Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs".

         International revenues from the Company's direct sales force accounted for 10%, 8%, 10% and 7% of total revenues for the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively. International license and service revenues increased to $1.2 million for the three months ended December 31, 1996 from $518,000 for the three months ended December 31, 1995, and increased to $3.3 million for the nine months ended December 31, 1996 from $1.1 million for the nine months ended December 31, 1995, primarily due to expansion of the international direct sales force. The Company records revenues from

Comshare and other United States-based indirect channel partners as domestic revenues, although such partners sell the Company's products both domestically and internationally. Based on reports received from Comshare, the Company believes approximately 55%, 58%, 61% and 51% of revenues generated by Comshare during the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively, were derived from sales to international customers.

COST OF REVENUES

         Cost of License Revenues. Cost of license revenues consists primarily of product packaging, documentation and production costs. Cost of license revenues for the three months ended December 31, 1996 decreased as a percentage of license revenues to 1% from 3% for the three months ended December 31, 1995, and decreased to 2% for the nine months ended December 1996 from 3% for the nine months ended December 31, 1995, primarily as a result of a decrease in shipments of the upgrade release of Essbase versions 4.0 and 4.0.2.

         Cost of Maintenance, Support and Other. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services such as consulting and training. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues increased as a percentage of maintenance, support and other revenues to 48% for the three months ended December 31, 1996 from 24% for the three months ended December 31, 1995, and increased to 47% for the nine months ended December 31, 1996 from 28% for the nine months ended December 31, 1995. The increase is primarily due to a shifting of operating expenses to cost of services as a result of the establishment of the Customer Advocacy Group during the first quarter of fiscal year 1997 and due to additional headcount and related personnel expenses. This new organization is comprised of the Technical Support, Field Services and Customer Services departments. The Customer Advocacy Group's mission is to coordinate services for Arbor's customers.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased to $6.2 million for the three months ended December 31, 1996 from $3.8 million for the three months ended December 31, 1995, and increased to $16.0 million for the nine months ended December 31, 1996 from $9.6 million for the nine months ended December 31, 1995, representing 49%, 57%, 49% and 57% of total revenues for the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the direct sales force in the U.S. and Europe, including new offices in France, Germany and Australia. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. The decrease as a percentage of total revenues was due to growth in the Company's total revenues and associated economies of scale, which do not have associated sales and marketing costs and the shifting of expenses to the newly established Customer Advocacy Group in the first quarter of fiscal year 1997. Additionally, in fiscal 1996 the Company had higher sales and marketing expenses to help establish the OLAP market and to build infrastructure. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for the remainder of fiscal 1997.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses and outside contractor expenses. Research and development expenses increased to $2.0 million for the three months ended December 31, 1996 from $966,000 for the three months ended December 31, 1995, and increased to $5.0 million for the nine months ended December 31, 1996 from $2.6 million for the nine months ended December 31, 1995, representing 16%, 14%, 15% and 15% of total revenues for the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively. The increases in dollar amount and as a percentage of revenue were primarily due to an increase in the number of software engineers and an increase in consulting fees relating to applications, joint development projects and associated support required to develop Essbase enhancements. The Company believes that a significant level of investment for product research and development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1997. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, MIS, human resources and general management, insurance and professional fees and additions to the reserve for doubtful accounts. General and administrative expenses increased to $1.2 million for the three months ended December 31, 1996 from $697,000 for the three months ended December 31, 1995, and increased to $3.2 million for the nine months ended December 31, 1996 from $1.9 million for the nine months ended December 31, 1995, representing 9%, 10%, 10% and 11% of total revenues for the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively. The increase in dollar amount was primarily due to increased staffing and professional fees necessary to manage and support the Company's recent growth and to provide the infrastructure required for a public company. The decrease as a percentage of total revenues was primarily due to growth in the Company's total revenues. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for the remainder of fiscal 1997 as the Company expands its administrative staff, adds infrastructure and incurs additional legal costs related to pending litigation with Comshare and Planning Sciences International plc and Planning Sciences, Inc. (collectively "Planning Sciences"). See "Legal Proceedings" in Part II, Item 1 below.


INTEREST AND OTHER INCOME; INTEREST EXPENSE

         Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other items including foreign exchange gains. Foreign exchange gains were not significant during any of the periods presented. Interest and other income increased to $471,000 for the three months ended December 31, 1996 from $231,000 for the three months ended December 31, 1995, and increased to $1.3 million for the nine months ended December 31, 1996 from $285,000 for the nine months ended December 31, 1995, primarily due to higher cash balances resulting from the Company's initial public offering. Interest expense represents foreign exchange losses, which have been immaterial to date, and interest expense on capital leases. Interest expense decreased to $57,000 for the three months ended December 31, 1996 from $80,000 for the three months ended December 31, 1995, and decreased to $195,000 for the nine months ended December 31, 1996 from $220,000 for the nine months ended December 31, 1995. The decrease is due to a decline in the outstanding balance of capital lease obligations.


PROVISION FOR INCOME TAXES

         The provision for income taxes increased to $809,000 for the three months ended December 31, 1996 from $200,000 for the three months ended December 31, 1995, and increased to $2.2 million for the nine months ended December 31, 1996 from $366,000 for the nine months ended December 31, 1995. The Company's effective tax rate was 20% for fiscal 1996 due to the utilization of prior years net operating loss carryovers. The Company exhausted all of these net operating loss carryovers in fiscal 1996 and as a result estimates its effective tax rate for fiscal 1997 to be approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had $34.0 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $2.8 million for the nine months ended December 31, 1996, and was primarily attributable to net income of $4.1 million and increases in accrued expenses and other current liabilities of $1.6 million and deferred revenue of $1.1 million, offset by an increase in net accounts receivable of $5.1 million.

         The Company's current line of credit, which is unsecured, allows for borrowings of up to $5.0 million at the bank's prime rate and expires in October 1997. As of December 31, 1996, the Company had no outstanding borrowings under its credit facility.

         As of December 31, 1996, the Company's principal commitments consisted of obligations under operating and capital leases. As of December 31, 1996, the Company had $1.3 million in outstanding borrowings under capital leases which are payable through 1998.

         The Company moved into new corporate headquarters in December 1996. The Company expects increases in operating expenses going forward due to increased depreciation charges and facility costs relating to the new and larger corporate headquarters.

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

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on factors such as: demand for the Company's Essbase software; the stability of its indirect channel partners, particularly Comshare; the level of price and product competition; changes in pricing policies by the Company or its competitors; changes in the mix of indirect channels through which Essbase is offered; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis; the size, timing and structure of significant licenses; changes in the Company's sales incentive strategy; the timing of revenue recognition under the Company's agreements; the impact of acquisitions of competitors and indirect channel partners; the level of the Company's international revenues; foreign currency exchange rates; the renewal of maintenance and support agreements; product life cycles; software defects and other product quality problems; personnel changes; changes in Company strategy; changes in the level of operating expenses and general domestic and international economic and political conditions, among others. The operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may experience comparatively slower growth in its first fiscal quarter and summer months, which overlap into the second fiscal quarter. The Company sells substantially more product towards the end of each quarter, due in part to established buying patterns within the software industry. As a result, the magnitude of any quarterly fluctuations may not become evident until late in the quarter. Essbase orders are typically shipped shortly after receipt, and consequently, in the past, order backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

         In addition, a significant portion of each quarter's revenues are derived from sales of the Company's Essbase software in the prior quarter by Comshare. Revenues from Comshare accounted for 11% and 24% of the Company's total revenues for the three months ended December 31, 1996 and 1995, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. In addition, no assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. The Company has initiated litigation against Comshare and has alleged breach of contract and fraud in connection with its distribution contract. See "Legal Proceedings" in Part II, Item 1 below. See "Risk Factors That May Affect Future Results", in particular, "Fluctuations in Quarterly Results; Future Operating Results Uncertain", "Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs".

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

         Dependence Upon Comshare and Other Indirect Channel Partners. In addition to its direct sales force, the Company relies on indirect channel partners such as original equipment manufacturers ("OEMs") and value added resellers ("VARs") for licensing and support of its products in the United States and internationally. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Essbase. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. The Company's largest indirect channel partner is Comshare, a leading provider of executive information systems that currently markets a family of products that are based upon, or can be used with, Essbase. Essbase distributed by Comshare is supported by them and their agents and channel partners around the world. Under the Company's agreement with Comshare, Comshare is granted a license to use, copy, distribute and sublicense Essbase worldwide. The Company is paid a percentage of license fees generated by Comshare with minimum commitments owed to the Company in order to maintain the scope of Comshare's distribution rights. The agreement provides for standard confidentiality and non-disclosure obligations and commits standard warranty and indemnification rights to Comshare. Revenues attributable to Comshare accounted for 11% and 24% of the total revenue for the three months ended December 31, 1996 and 1995, respectively. The Comshare License Agreement provides that, in the event that certain competitors of Comshare were to acquire at least a twenty percent equity interest in the Company, in substantially all of the Company's assets or in substantially all of the intellectual property rights to the Company's Essbase software, the license revenues payable by Comshare to the Company under the agreement would be reduced by fifty percent, and Comshare could elect to terminate the Comshare License Agreement. Accordingly, the possibility of termination of the Comshare License Agreement or a fifty percent reduction in license revenues from Comshare could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. In addition, the Comshare License Agreement contains a provision prohibiting the Company from licensing its products to certain of Comshare's competitors, and the elimination of any potential customers limits the Company's potential market share to some degree. The Company has initiated litigation with Comshare alleging that Comshare has breached its obligations under its distribution agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. Consequently, no assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. The inability of the Company to prevail in the litigation with Comshare could have a material adverse effect on the Company's business, financial condition and operating results. Even if the outcome of the litigation were favorable to the Company, it could result in substantial costs to the Company and consequently, have an adverse effect on the Company's earnings. See "Legal Proceedings" in Part II, Item 1 below. See "Risk Factors That May Affect Future Results", in particular, "Fluctuations in Quarterly Results; Future Operating Results Uncertain", "Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs".

         Competition. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle Corporation (Express), Pilot Software, Inc., a division of Cognizant Corporation (Pilot Analysis Server), Planning Sciences, Inc. (Gentia), Kenan Systems Corporation (Acumate) and Microsoft Corporation, through its recent acquisition of OLAP technology from Panorama Software of Tel Aviv, Israel; (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage, Inc. (Decision Suite), Informix Corporation (Stanford Technology Group), Holistic Systems, a division of Seagate Technology, Inc. (Holos) and Microstrategy, Inc. (DSS Agent). The Company does not believe that the Panorama technology, as acquired by Microsoft, is currently competitive with the Company's Essbase product. However, there can be no assurance that Microsoft will not enhance such technology in order to market a competitive product in the future.

         The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Arbor expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

         Product Concentration; Dependence upon the Emerging Market for Multidimensional Database Software for On-Line Analytical Processing. All of the Company's revenues to date have been derived from licenses for Essbase and related products and services. The Company currently expects that Essbase-related revenues, including maintenance and support contracts, will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto. There can be no assurance that Essbase will achieve continued market acceptance or that the Company will be successful in marketing Essbase or enhancements thereto. A decline in demand for, or market acceptance of, Essbase as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue its "Open OLAP Framework" architecture strategy, which includes investing its efforts to improve and enhance Essbase by maintaining its commitment to an open architecture, extending its partnerships, integrating third party technologies, continuing to evolve the Essbase multidimensional database server, and developing new application development products and middleware tools.

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

         Potential Volatility of Stock Price. The market price of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, relationships with indirect channel partners, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risks Associated with International Operations. International revenues from the Company's direct sales force accounted for 10%, 8%, 10% and 7% of total revenues for the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively. The Company's largest indirect channel partner, Comshare, accounts for a significant portion of the Company's international revenues. Based on reports received from Comshare, the Company believes approximately 55%, 58%, 61% and 51% of revenues generated by Comshare during the three months ended December 31, 1996 and 1995, and the nine months ended December 31, 1996 and 1995, respectively, were derived from sales to international customers. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company recently opened offices in Paris, France, Hamburg, Germany and Sydney Australia. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

         International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other contracts, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars or British pounds sterling, and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results and financial condition. Sales generated by the Company's indirect channel partners, including Comshare, currently are paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

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

         Currently, the Company is engaged in litigation with Planning Sciences International plc and Planning Sciences, Inc. concerning the enforcement and validity of the Company's U.S. patent. See "Legal Proceedings" in Item 1, Part II below. See "Risk Factors That May Affect Future Results", in particular, "Fluctuations in Quarterly Results; Future Operating Results Uncertain" and "Risks Associated with Litigation and Related Costs".

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code may increase the likelihood of misappropriation by third parties.

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

         Personnel. The effective management of the Company's anticipated growth will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain additions to such personnel in the future.

         Risks Associated with Litigation and Related Costs. The Company's ongoing litigation with Comshare and Planning Sciences could potentially lead to increased legal costs to the Company. There is no guarantee as to when these litigation proceedings will be resolved or that management will not be distracted from their normal duties as a result of these litigation proceedings. The inability of the Company to prevail in these litigation proceedings could have a material adverse effect on the Company's business, financial condition and operating results. Even if the outcome of either of the litigation proceedings was favorable to the Company each could result in substantial costs to the Company and consequently, have an adverse effect on the Company's earnings.

         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 27, 1996, the Company filed an action against Comshare, Incorporated ("Comshare"), the Company's largest reseller, in the United States District Court for the Northern District of California. The action alleges that Comshare has breached its obligations under its distribution agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. The action seeks monetary and injunctive relief preventing Comshare from future distribution of Essbase. On October 21, 1996, Comshare filed its answer as well as counterclaims against the Company alleging interference with prospective economic advantage, unfair competition, defamation and disparagement, and breach of contract. Comshare claims that the Company has disseminated false and misleading information concerning Comshare's rights under the agreement and that the Company has violated certain provisions of the agreement. Comshare seeks monetary relief, including punitive damages. On October 21, 1996, Comshare filed a motion to dismiss the Company's fraud cause of action and to strike its requests for exemplary damages, injunctive relief and attorney's fees. Comshare also filed a motion seeking a preliminary injunction prohibiting the Company from disseminating information which suggests or implies (i) that Comshare is at risk of losing any rights under the agreement,
(ii) that Comshare engages in fraudulent business practices, or (iii) that the Company has a basis for seeking injunctive relief against Comshare. On January 21, 1997, the Court entered an order denying Comshare's motion for a preliminary injunction and denying Comshare's motion to dismiss Arbor's fraud claim and to strike Arbor's request for exemplary damages. The Court granted Comshare's motion to strike Arbor's requests for injunctive relief and attorney's fees, but provided Arbor with leave to amend its complaint to allege facts supporting a right to injunctive relief and attorney's fees. On January 31, 1997, Arbor filed an amended complaint in accordance with the Court's order. The parties have exchanged initial discovery disclosures and full discovery is expected to begin during the quarter ending March 31, 1997.

         The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. No assurance can be given as to the outcome of the litigation.

         On April 16, 1996, Planning Sciences International plc and Planning Sciences, Inc. (collectively, "Planning Sciences") filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "724 patent"), owned by the Company, is invalid and not infringed by Planning Sciences' products. On April 18, 1996, the Company filed an action against Planning Sciences in the United States District Court for the Northern District of California (the "California action") alleging that Planning Sciences infringes the '724 patent and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Planning Sciences filed its answer in the California action including a counterclaim seeking to declare the '724 patent invalid. Planning Sciences also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. The Massachusetts Court granted the Company's motion to transfer the action on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. Presently, both the action instituted by Planning Sciences and the action instituted by the Company are pending before the same judge in the United States District Court for the Northern District of California. Discovery has not yet begun in either action.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Statement of Computation of Net Income Per Share (Exhibit 11.1)

                 Financial Data Schedule (Exhibit 27.1)

             (b) Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 11, 1996           ARBOR SOFTWARE CORPORATION
                                   (Registrant)



                                   By:  /s/ Stephen V. Imbler
                                            Stephen V. Imbler
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer (Duly Authorized Officer and
                                            Principal Financial Officer)

                                Exhibit Index


Exhibit                 Description
-------                 ------------------------

11.1                    Statement of Computation of Net Income Per Share

27.1                    Financial Data Schedule