Form 10-K
period 1997-03-31
ARBOR SOFTWARE CORP
filed 1997-06-27
CIK 1001113

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-26934
                           ARBOR SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               77-0277772
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

              1344 CROSSMAN AVENUE,
                 SUNNYVALE, CALIFORNIA                         94089
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 744-9500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of May 31, 1997 was $332,529,376.

         The number of shares outstanding of the registrant's common stock as of May 31, 1997 was 11,177,458.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be issued in connection with the registrant's Annual Meeting of Stockholders to be held August 13, 1997.


================================================================================

                           ARBOR SOFTWARE CORPORATION

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                      INDEX


                                                                                                             Page
                                                                                                             ----
                                                      PART I

Item 1.   Business ........................................................................................    1
Item 2.   Properties ......................................................................................   13
Item 3.   Legal Proceedings ...............................................................................   13
Item 4.   Submission of Matters to a Vote of Security Holders .............................................   14
Item 4a.  Executive Officers of the Registrant ............................................................   15



                                                      PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters ............................   16
Item 6.   Selected Consolidated Financial Data ............................................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations............   17
Item 8.   Financial Statements and Supplementary Data .....................................................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures............   38


                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant ..............................................   39
Item 11.  Executive Compensation...........................................................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..................................   39
Item 13.  Certain Relationships and Related Transactions ..................................................   39


                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .................................   40
          Signatures ......................................................................................   42


                                     PART I

         The discussion in this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" as well as those discussed in this section and elsewhere in this Report.

ITEM 1.  BUSINESS

GENERAL

         Arbor Software Corporation ("Arbor" or the "Company") develops and markets enterprise software for management reporting, analysis and planning. The Company's Essbase software is a powerful on-line analytical processing ("OLAP") solution that integrates data from throughout an enterprise, including data from relational databases, data warehouses and other data repositories, and allows users to perform multidimensional analysis on this data utilizing spreadsheets, query tools, report writers and web browsers. Essbase users can easily access and organize large volumes of historical and projected data, rapidly perform interactive what-if scenario analyses and share this information with users throughout the enterprise. The powerful Arbor Essbase OLAP solution enables users to easily organize and view in multiple dimensions large volumes of historical and projected data from heterogeneous sources, to rapidly perform interactive scenario analyses and to share information with other users throughout the enterprise without significant utilization of MIS (Management Information Services) resources.

         The Company believes that to succeed in today's increasingly competitive markets, businesses must accelerate the rate at which they identify and respond to changing business conditions. An organization's market agility and ultimate success are dependent upon its ability to rapidly collect, organize and analyze data to make effective business decisions. Many organizations have begun to implement business process reengineering initiatives to improve planning and analysis and decision making. Consequently, they have made substantial investments in information systems to automate many activities, resulting in the generation of large quantities of data. Spreadsheets, databases, data warehouses and query and reporting tools are used to store, manipulate and review this data. Each performs specific functions but does not fully address an organization's need to transform data into useful information upon which decisions can be based.

         Essbase consists principally of the Essbase Server, Essbase Spreadsheet Client and Essbase Application Manager, and may be augmented with optional tools to extend and enhance the functionality of the Essbase solution. Essbase is easy to use and rapidly deployable, possesses robust calculation capabilities, provides rapid response to user requests and incorporates user-generated scenario data. Essbase also has the flexibility to reorganize and present data from a variety of perspectives without disturbing the integrity of the underlying historical data or causing the degradation of network performance.

         The Company believes that its future success will be largely dependent upon its ability to establish Essbase as a standard platform for on-line analytical processing. To accelerate the adoption of Essbase as a standard for OLAP, the Company plans to maintain its technology leadership in performance, analytical power, deployability, and open architecture and to foster strategic relationships with providers of software applications, tools, services and hardware platforms. In addition, to further the establishment of Essbase as a standard platform for on-line analytical processing, the Company intends to ensure that Essbase adheres to key industry standards, leverages existing customer investments in information technology and focuses on solutions in a broad range of markets.

ESSBASE SOFTWARE

         Essbase is a comprehensive on-line analytical processing solution comprised of the Essbase Server, Essbase Spreadsheet Client and Essbase Application Manager. In addition, the Company offers optional modules and tools that extend and enhance Essbase functionality.

         The Essbase Server. Essbase is an OLAP server multidimensional database engine that supports simultaneous, multi-user access, analysis and write-back of data using multiple dimensions such as channel, geography, customer, fiscal period or budget versus actual. The analytical model, all data and data security controls reside at the Essbase Server, where data computation functions are performed. This approach to analytical calculations maximizes data integrity, reduces network traffic requirements and eliminates the need for high-performance client PCs and workstations. Specifically implemented as a client/server solution, Essbase can support simultaneous reading and writing by multiple users without perceptible impact on network performance and presents data to the user through a spreadsheet client or other common client interface. A version of Essbase was ported by a third party for the AS/400 platform in fiscal 1997. Additionally, the Company signed a joint development agreement with International Business Machines Corporation ("IBM") in fiscal 1997 that will integrate the Essbase OLAP server directly with IBM's DB2 and other relational database software to create a new Essbase product configuration option as well as a new IBM based product offering tentatively called the IBM DB2 OLAP server. The Essbase Server operates on Windows NT, OS/2 and various Unix operating systems.

         The Essbase Spreadsheet Client. The Essbase Spreadsheet Client enables users with Microsoft Excel (Windows and Macintosh) and Lotus 1-2-3 for Windows to connect and seemlessly interact with Essbase. Users work within the spreadsheet interface to activate special Essbase features through mouse clicks and familiar "drag and drop" operations. For example, to retrieve data into a spreadsheet from the Essbase Server, the user chooses the "Retrieve" command from the pull-down Essbase menu, and clicks the mouse. The requested data is immediately displayed and available to be analyzed, manipulated and charted within the user's spreadsheet. Besides providing immediate data access, the Essbase Spreadsheet Client provides multidimensional analysis capabilities such as drill down and pivoting. Because of the tight integration of the Essbase Spreadsheet Client with the most widely used spreadsheet applications, the Essbase Spreadsheet Client can be easily deployed throughout the organization.

         The Essbase Application Manager. The primary functions of the Essbase Application Manager are:

o Model definition. The analytical model is defined using an intuitive outline format and is stored separately from the actual database. During the definition of the analytical model, the Essbase Application Manager provides a visual representation of dimensions, hierarchical structures within dimensions and embedded dimensional calculations.

o Data loading. The Essbase Application Manager provides powerful functions for loading data into an Essbase database and building tight links between data repositories and Essbase applications. Data can be loaded from relational databases, data warehouses, legacy database repositories, production systems, flat file extracts and spreadsheet files or any combination of each. Users can select, manipulate or substitute incoming data values as desired. Once defined, these rules can be stored and used on all subsequent data loads.

o Dimension building. The Essbase Application Manager allows new dimensions to be defined and new members of a dimension to be added to an existing outline, off-line from the actual database. Essbase dimension building capabilities are designed for quick and flexible adaptation of data structures to changing business conditions. New dimensions can be added automatically when new data is loaded. In addition, users can automatically aggregate data to new dimensions without having to reload the entire database.

o Calculations definition. The Essbase Application Manager allows users to define analytical calculations which are executed by the powerful Essbase calculation engine. In addition to allowing users to create custom calculation formulas and scripts, the Essbase Application Manager can utilize over 100 pre-defined analytical functions, such as net present value and internal rate of return which are commonly required for planning and analysis applications.

o Security. The Essbase Application Manager has an intuitive graphical interface that allows administrators to limit access to applications or databases, specific dimensions, members, ranges of members or modification capabilities. The ability to define security groups also simplifies assigning access privileges. Access privileges, such as read, read-write and no access, can be created for specified groups and individuals and can be assigned to such groups without having to recreate the individual security profile for each user.

         Optional Tools to Extend and Enhance Essbase Functionality. The Company markets additional separately sold modules that extend Essbase's functionality. These modules include the following:

o Application Programming Interface ("API"). The Essbase API enables developers to use standard tools for creating custom applications that take advantage of the robust data storage, computational and retrieval capabilities of Essbase. For example, the API can be used to design customized data entry screens or screens for executive access to data. The API supports Microsoft Visual Basic, C or C++ and works with Windows, Macintosh, OS/2 and various Unix clients.

o Extended Spreadsheet Toolkit. The Extended Spreadsheet Toolkit includes more than 20 macros and Visual Basic for Applications functions, enabling users to build customized third-party spreadsheet applications incorporating Essbase functions.

o SQL Interface. The Essbase SQL Interface provides access to more than 20 relational and PC data sources by making the Essbase Server operate as an open database connectivity ("ODBC") client. The SQL Interface is used to move data from diverse sources into the Essbase Server for user access and analysis.

o SQL Drill-Through. The Essbase SQL Drill-Through module creates tight links between summary data residing in Essbase and detail data residing in relational stores for OLTP or data warehouse repositories. The SQL Drill-Through module generates SQL queries that enable users without any knowledge of SQL commands to retrieve detail data from the RDBMS that corresponds to specific data cells in the Essbase Server thereby providing powerful, fully-integrated analysis capabilities.

o Currency Conversion. The Essbase Currency Conversion module translates, analyzes and reports foreign financial data. The Essbase Currency Conversion Module allows users to model exchange rate scenarios and perform ad hoc conversions directly from their spreadsheets.

o Essbase Web Gateway. The Essbase Web Gateway is a multi-threaded server application which enables high-speed, interactive, read and write access to Essbase for OLAP applications over the World Wide Web. The Essbase Web Gateway provides customers a comprehensive, web-based solution that delivers sophisticated management reporting, provides ad-hoc multidimensional analysis, and enables development of comprehensive OLAP applications including planning, budgeting, and forecasting over intranets or the internet.

o Crystal Info for Essbase. Crystal Info for Essbase integrates Seagate Software's Crystal Reports, the industry leading production report writer, reporting server and scheduling system with the power of Essbase to deliver a comprehensive enterprise reporting system for OLAP applications. With Crystal Info for Essbase, customers are able to use an OLAP aware, high-volume production reporting solution with powerful distribution and flexible processing capabilities. This product was released for general availability in May 1997.

o Arbor Essbase Adjustment Module. The Arbor Essbase Adjustment Module accelerates the management reporting process by integrating secure, auditable controls for corporate adjustments into a comprehensive reporting, analysis and planning environment. It automates recurring adjustments and reconciles intercompany balances, reducing the adjustment period and increasing the accuracy and timeliness of management information. This functionality can be applied to a wide range of applications including budgeting, sales forecasting, consolidations, intercompany elimination management reporting. Additionally, the product provides user independence for loading and calculating data. This product was released for general availability in May 1997.

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

         To provide customers with a strategic platform for rapidly deploying a wide range of financial management applications, the Company announced in May 1997 the availability of the Arbor Essbase Financial Mart, an integrated platform for rapidly deploying a wide range of financial management applications. The Arbor Essbase Financial Data Mart is a packaging of the Arbor Essbase OLAP Server, Arbor Essbase Adjustment Module, Arbor Essbase Application Manager, Crystal Info for Essbase Module, Arbor Essbase Spreadsheet Client, Arbor Essbase Currency Conversion Module, Best Practices Templates and Education and Support Services.

         The Arbor Essbase Financial Data Mart provides robust financial management capabilities across disparate financial systems by unifying processing, modeling and management reporting within a single platform. The Arbor Essbase Financial Data Mart helps customers deliver high quality management information and eliminate unnecessary or redundant processes. Customers can utilize the Arbor Essbase Financial Data Mart to rapidly deploy enterprise-scale financial applications, including consolidation and budgeting, product profitability, activity-based costing, performance measurement and Executive Information Systems ("EIS").

SALES AND MARKETING

The Company markets and sells Essbase in the United States, Canada, Europe and the Pacific Rim through the Company's direct sales force and worldwide through original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and distributors. The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing or requests for proposal from prospects. The Company's field sales force conducts multiple presentations and demonstrations of the Company's products to management and users at the customer site as part of the direct sales effort. Sales cycles generally last from three to six months. The direct sales force is responsible for local partner support, joint sales efforts and channel management. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with the Company's OEMs and VARs.

         The Company's sales and marketing organization consisted of 130 employees as of March 31, 1997. The sales and marketing staff is based at the Company's corporate headquarters in Sunnyvale, California. The Company also has field sales offices in the metropolitan areas of Atlanta; Boston; Chicago; Dallas; Houston; Los Angeles; Washington, D.C; Vancouver, BC, Canada; Frankfurt, Hamburg and Munich, Germany; London, England; Paris, France; and Sydney, Australia. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows, education and user group conferences.

         In January 1997, the Company promoted John Dillon, the Company's former Senior Vice President of Sales and Services, to President and Chief Operating Officer.

         The Company has been able to leverage sales and marketing through its partnering strategy with indirect channel partners that distribute or resell the Company's products in their respective markets. Indirect channel partners accounted for approximately 25%, 28% and 29% of the Company's total revenues in fiscal 1997, 1996 and 1995, respectively. The Company's indirect channel partners include Comshare, Inc. ("Comshare"), Fiserv CIR, Inc.; Fujitsu Limited; International Business Machines Corporation ("IBM"); Lawson Software; PeopleSoft, Inc.;

Shell Services Corporation; ShowCase Corporation; SQL Financials, International Inc. and Walker Interactive Systems. See "Risk Factors -- Dependence Upon Comshare and Other Indirect Channel Partners."

         The Company's largest indirect channel partner is Comshare, a provider of executive information systems that currently markets a family of products that employ Essbase. Essbase distributed by Comshare is supported by Comshare and their agents and channel partners around the world. Under the Company's December 1993 license agreement with Comshare (the "Comshare License Agreement"), Comshare has been granted a license to use, copy, distribute and sublicense Essbase worldwide. The Company is paid a percentage of license fees generated by Comshare with minimum commitments owed to the Company in order to maintain the scope of Comshare's distribution rights. The agreement provides for standard confidentiality and non-disclosure obligations and commits standard warranty and indemnification rights to Comshare. Revenues from Comshare accounted for 19%, 26% and 26% of the Company's total revenues for fiscal 1997, 1996 and 1995, respectively. The Comshare License Agreement provides that, in the event that certain competitors of Comshare were to acquire at least a twenty percent equity interest in the Company, in substantially all of the Company's assets or in substantially all of the intellectual property rights to the Company's Essbase software, the license revenues payable by Comshare to the Company under the agreement would be reduced by fifty percent, and Comshare could elect to terminate the Comshare License Agreement. Accordingly, the possibility of termination of the Comshare License Agreement or a fifty percent reduction in license revenues from Comshare could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. In addition, the Comshare License Agreement contains a provision prohibiting the Company from licensing its products to or through certain of Comshare's competitors, and the elimination of any potential customers limits the Company's potential market share to some degree. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end; accordingly, the Company records such revenues in that subsequent quarter. No assurance can be given that revenues derived from Comshare and other indirect channel partners will not fluctuate significantly in subsequent periods or will not terminate entirely. The loss of, or a significant reduction in revenues from Comshare could have a material adverse effect on the Company's business, operating results and financial condition. The Company is currently in litigation with Comshare with respect to the Comshare License Agreement and related matters. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation. See "Legal Proceedings" in Item 3 below. See also "Risk Factors - Dependence Upon Comshare and Other Indirect Channel Partners;" "Risks Associated with Litigation and Related Costs" and "Fluctuations in Quarterly Results; Future Operating Results Uncertain."

         International revenues from the Company's direct sales force accounted for 11%, 9% and 5% of total revenues in fiscal 1997, 1996 and 1995, respectively. In addition, although the Company records revenues from its United States based indirect channel partners as domestic revenues, such partners may sell Essbase to international customers. The Company's largest indirect channel partner, Comshare, accounts for a significant portion of the Company's international revenues. Based on reports received from Comshare, the Company believes that approximately 60%, 50% and 37% of revenues generated by Comshare were derived from sales to international customers in fiscal 1997, 1996 and 1995, respectively. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company recently opened offices in Vancouver, BC, Canada; Paris, France; Frankfurt, Hamburg and Munich, Germany and Sydney, Australia. See "Properties" in Item 2 below. See also "Principles of Consolidation" in Note 1 of Notes to Consolidated Financial Statements. The Company continues to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected. See "Risk Factors -- Risks Associated with International Operations."

CUSTOMER MAINTENANCE AND SUPPORT

         The Company believes that a high level of customer support is important to the successful marketing and sale of Essbase. Maintenance and support contracts, which are typically for twelve months, are offered with the initial license, and may be renewed annually and are set at a fixed percentage of the total license fee. Substantially all of the Company's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades, at no additional cost, if and when available, and technical hotline support. In addition, the Company offers classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by an offering of a number of web-based support services, available 24 hours a day. These include access to TechTips and FAQs (frequently asked questions), an interactive search engine for finding known problems, a patch download area, and an interface to the Company's technical support department's problem-tracking database, which allows customers to submit cases, and view the status of any of their current cases on-line. Users of Essbase can attend regional user group conferences throughout the year, at which Essbase skills and solutions are exchanged.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success will depend in large part on its ability to maintain and enhance its leadership in OLAP server technology and develop new products that meet an expanding range of customer requirements. The Company's research and development organization is divided into teams consisting of development engineers, quality assurance engineers and technical writers. As of March 31, 1997, the Company's research and development organization consisted of 49 full-time employees including 30 development engineers, 12 quality assurance engineers and 7 technical writers. The Company is presently searching for a Vice President of Product Development. The research and development organization uses a phase oriented development process which includes constant monitoring of quality, schedule, functionality, costs and customer satisfaction. The product definition is based upon a consolidation of the requirements from existing customers, from technical support and from engineering. These are prioritized by the Company's management to fit business priorities and to meet the Company's vision.

         The Company's core technology is based upon a proprietary technology that exploits the sparse and dense characteristics of multidimensional data. The majority of the Company's current research and development effort is spent improving the performance, analytical power, deployability and open architecture of the server implementation of this technology. The Company licenses an API (Application Program Interface) to encourage partners to connect their client tools to the core Essbase Server. The Company's server technology is platform independent so that it can be easily ported to Windows NT, Windows 95, OS/2 and various Unix operating systems.

         The software industry, and specifically the market in which the Company competes, is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycle of each version of Essbase is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Essbase on a timely basis that keep pace with technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Essbase that respond to technological change or evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Essbase. If release dates of any future Essbase enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forgo purchases of current versions of Essbase, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors - Risks Associated with New Versions and New Products; Rapid Technological Change."

         Software products as internally complex as Essbase frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Essbase with defects and has discovered software errors in Essbase and certain enhanced versions of Essbase after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Risk Factors - Risk of Software Defects."

         The functioning of Arbor Essbase is not affected by dates containing the year 2000 or subsequent years. This is due to the fact that Essbase does not store any date information as a data type in its database and does not perform any date calculations. In addition, the definition of dates in Essbase is in the control of the user.

COMPETITION

         The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle Corporation (Express), Pilot Software, Inc., a division of Cognizant Corporation (Pilot Analysis Server); Gentia Software plc ("Gentia Software") (formerly known as Planning Sciences International plc and Planning Sciences, Inc.) (Gentia); Applix, Inc. (TM1); and Microsoft Corporation ("Microsoft"), through its acquisition of OLAP technology from Panorama Software of Tel Aviv, Israel ("Panorama"); (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage, Inc. (Decision Suite); Informix Corporation (Metacube); Holistic Systems, a division of Seagate Technology, Inc. (Holos) and Microstrategy, Inc. (DSS Agent). The Company does not believe that the Panorama technology, as acquired by Microsoft, is currently competitive with the Company's Essbase product. However, there can be no assurance that Microsoft will not enhance such technology in order to market a competitive product in the future. See "Risk Factors - Competition" and "Risks Associated with Litigation and Related Costs."

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

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the

United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Such agreements provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provision of source code may increase the likelihood of misappropriation by third parties.

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

         Currently, the Company is engaged in litigation with Gentia Software concerning the enforcement and validity of the Company's U.S. patent. See "Legal Proceedings" in Part I, Item 3 below. See "Risk Factors -- Fluctuations in Quarterly Results; Future Operating Results Uncertain;" and "Risks Associated with Litigation and Related Costs."

EMPLOYEES

         As of March 31, 1997, the Company had a total of 252 employees, including 49 in research and development, 130 in sales and marketing, 38 in services, which includes customer support services and 35 in administration. Of these employees, 206 were located in the United States and 46 were located in the United Kingdom, Germany, France, Australia and Canada. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

         The Company is presently searching for a Vice President of Product Development. See "Risk Factors - Personnel."

         The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel none of whom is bound by an employment agreement. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors - Personnel."

RISK FACTORS

         In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have in the past varied significantly and will likely in the future vary significantly depending on factors such as: demand for the Company's Essbase software; the Company's relationship with its indirect channel partners, particularly Comshare, and the consistency of sales made by such indirect channel partners; the level of price and product competition; changes in pricing policies by the Company or its competitors; changes in the mix of indirect channels through which Essbase is offered; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis; the size, timing and structure of significant licenses; changes in the Company's sales incentive strategy; the timing of revenue recognition under the Company's agreements; customer order deferrals in anticipation of enhancements to Essbase or enhancements of new products of its competitors; the impact of acquisitions of competitors and indirect channel partners; the level of the Company's international revenues; foreign currency exchange rates; the renewal of maintenance and support agreements; product life cycles; software defects and other product quality problems; personnel changes; changes in Company strategy; changes in the level of operating expenses and general domestic and international economic and political conditions, among others. The operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may experience comparatively slower growth in its first fiscal quarter and summer months, which overlap into its second fiscal quarter. The Company sells substantially more product towards the end of each quarter, due in part to established buying patterns within the software industry. As a result, the magnitude of any quarterly fluctuations may not become evident until late in the quarter. Essbase orders are typically shipped shortly after receipt, and consequently in the past, order backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, a significant portion of each year's revenues are derived from sales of the Company's Essbase software by Comshare. The Company's pending litigation could have a significant impact on Comshare's sales of Essbase. See "Legal Proceedings" in Item 3 below. See also "Risk Factors -- Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs."

         Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Quarterly revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to license and maintenance and support purchases, varies substantially from customer to customer. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has experienced significant growth in total revenues in recent years, the Company does not believe that historical growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

         The Company's expense levels are based in significant part on the Company's expectations of future revenues and therefore are higher than past expense levels, and are relatively fixed in the short run. If revenue levels are below expectations, net income is likely to be disproportionately affected. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially and adversely affected.

         Dependence Upon Comshare and Other Indirect Channel Partners. In addition to its direct sales force, the Company relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Essbase. The Company's largest indirect channel partner is Comshare, a leading provider of executive information systems that currently markets a family of products that employ Essbase. Revenues from Comshare accounted for 19%, 26% and 26% of the Company's total revenues for fiscal 1997, 1996 and 1995, respectively. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. No assurance can be given that revenues derived from Comshare and other indirect channel partners will not fluctuate significantly in subsequent periods or will not terminate entirely. The loss of, or a significant reduction in revenues from Comshare could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company is currently in litigation with Comshare. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation. See "Business - Sales and Marketing." See also "Legal Proceedings" in Item 3 below. See also "Risk Factors
- Fluctuations in Quarterly Results; Future Operating Results Uncertain," "Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs."

         Product Concentration; Dependence upon the Emerging Market for OLAP Server Software. All of the Company's revenues to date have been derived from licenses for Essbase and related products and services. The Company currently expects that Essbase-related revenues, including maintenance and support contracts, will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto. There can be no assurance that Essbase will achieve continued market acceptance or that the Company will be successful in marketing Essbase or enhancements thereto. A decline in demand for, or market acceptance of, Essbase as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue its efforts to improve and enhance Essbase by maintaining its commitment to an open architecture, extending its partnerships, integrating third party technologies, tightening its linkage with leading general-purpose database management systems, continuing to evolve the Essbase OLAP server, and developing new application development products and middleware tools. No assurance can be given that such efforts will enhance the value of the Company's product offerings to customers.

         Although sales of Essbase have increased in recent years, the market in which the Company competes is undergoing rapid change and there can be no assurance that sales of Essbase will continue to increase or potential customers will purchase Essbase. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about Essbase and its functions and on-line analytical processing generally. However, there can be no assurance that such expenditures will enable Essbase to achieve any additional degree of market acceptance, and if the market for Essbase fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. Historically, the software industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which MIS budgets often decrease. As a result, the Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in the software industry.

         Potential Volatility of Stock Price. The market price of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, relationships with indirect channel partners, announcements relating to the Company's pending litigation with Comshare and Gentia Software, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risks Associated with International Operations. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign countries, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other contracts, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars, British pounds sterling, German deutsche marks or French francs and the Company does not currently engage in hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. Sales generated by the Company's indirect channel partners, including Comshare, currently are paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition. See "Business - Sales and Marketing."

         Competition. The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

         Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Further, competitive pressures, such as those resulting from competitors discounting of their products, may require the Company to reduce the price of Essbase, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition. See "Business - Competition."

         Personnel. The effective management of the Company's business will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain additions to such personnel in the future. If the Company is unable to retain its key managerial, sales and technical personnel, or attract, assimilate and retain additional qualified personnel, particularly those in key positions, the Company's business, operating results and financial condition would be materially adversely affected. See "Business - Employees."

         Risks Associated with Litigation and Related Costs. The Company's ongoing litigation with Comshare and Gentia Software (formerly known as Planning Sciences, Inc.) has and will lead to increased legal costs to the

Company. There is no guarantee as to when these litigation proceedings will be resolved or that management will not be distracted from their normal duties as a result of these litigation proceedings. The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation. See "Legal Proceedings" in Item 3 below.

         Risk Associated with New Versions and New Products; Rapid Technological Change. The software industry, and specifically the market in which the Company competes, is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycle of each version of Essbase is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Essbase on a timely basis that keep pace with technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Essbase that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Essbase. If release dates of any future Essbase enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forgo purchases of current versions of Essbase, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Risk of Software Defects. Software products as internally complex as Essbase frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Essbase with defects and has discovered software errors in Essbase and certain enhanced versions of Essbase after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Need to Manage Changing Business. The Company has recently experienced a period of significant expansion. In the future, the Company will be required to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Proprietary Rights and Risks of Infringement. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company. Unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. Software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States.

         The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to Essbase or enhancements thereto.

         The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Essbase to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. See "Business - Proprietary Rights."

         Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of federal, state or local laws or ordinances enacted in the future or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of Essbase by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES

         The Company's principal administrative, sales, marketing, and research and development facility occupies approximately 100,000 square feet in Sunnyvale, California pursuant to a lease which expires in December 2002. The Company is currently subleasing approximately 20,000 square feet and expects to expand into this space within the next two years. In addition, the Company also leases sales offices in the metropolitan areas of Atlanta; Boston; Chicago; Dallas; Houston; Los Angeles; Washington, D.C.; Vancouver, BC, Canada; London, England; Frankfurt, Hamburg and Munich, Germany; Paris, France; and Sydney, Australia. The Company believes that its existing facilities are adequate for its current needs but anticipates that it will need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

PENDING AND POTENTIAL LITIGATION

         On September 27, 1996, the Company filed an action against Comshare in the United States District Court for the Northern District of California. The action alleges that Comshare has breached its obligations under its license agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. The action seeks monetary and injunctive relief with respect to future distribution of Essbase. On October 21, 1996, Comshare filed its answer and counterclaim against the Company alleging interference with prospective economic advantage, unfair competition, defamation and disparagement, and breach of contract. In its counterclaim, Comshare alleged that the Company disseminated false and misleading information concerning Comshare's rights under the agreement and that the Company violated certain provisions of the agreement. On January 21, 1997, the Court entered an order denying Comshare's motion for a preliminary injunction and denying Comshare's motion to dismiss the Company's fraud claim and to strike the Company's request for exemplary damages. On January 31, 1997, the Company filed its first amended complaint for fraud and breach of written contract. On May 6, 1997, the Court entered an order denying Comshare's motion to dismiss the Company's amended fraud claim and to strike the Company's request for injunctive relief and attorney's fees, and granting Comshare's motion to strike the Company's request for exemplary damages. On May 20, 1997, Comshare filed its answer to the first amended complaint as well as its first amended counterclaim against the Company alleging fraud, breach of contract, interference with prospective economic advantage, unfair competition, and defamation and disparagement. Comshare claims that the Company fraudulently induced Comshare into entering into the agreement, has violated certain provisions of the agreement, and has disseminated false and misleading information concerning Comshare's rights under the agreement, and that Comshare has overpaid royalties to the Company by at least $711,828 as a result of alleged improper and inaccurate information provided by the Company. Comshare seeks monetary damages, injunctive relief, a declaratory judgment regarding the parties' rights and obligations under the agreement, and attorney's fees. The parties are presently engaged in discovery and a jury trial is set for May 4, 1998.

         The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation.

         On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "'724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the '724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the '724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California. The parties are presently engaged in discovery and a jury trial is set for October 5, 1998.

         The Company believes that it has meritorious claims against Gentia Software and that it has meritorious defenses against Gentia Software's claims that the '724 patent is invalid, and intends to vigorously pursue its claims and defend itself against Gentia Software's claims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company.

         The preceding pending litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel. See "Risk Factors - Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are biographical summaries of the executive officers of the Company, as of March 31, 1997:


       NAME                                               AGE                     POSITION
       ----                                             ------                    --------
 James A. Dorrian............................              44     Chairman of the Board of Directors and
                                                                  Chief Executive Officer
 John M. Dillon..............................              47     President, Chief Operating Officer and
                                                                  Director
 Stephen V. Imbler...........................              45     Senior Vice President and Chief Financial
                                                                  Officer
 Kirk A. Cruikshank..........................              41     Senior Vice President of Marketing


         Mr. Dorrian, the Company's co-founder, Chief Executive Officer and Chairman of the Board, is responsible for strategic issues including overall corporate vision, strategic initiatives, product direction and business alliances. Prior to co-founding the Company in 1991, Mr. Dorrian was President of Solutions Technology, Inc., a San Francisco-based software consulting firm specializing in financial software systems development. Previously, he was Western States Director at Thorn EMI Computer Software, a developer of Executive Information Systems ("EIS") software. Mr. Dorrian holds a B.A. in Economics from Indiana University.

         Mr. Dillon joined the Company in December 1993 as Vice President of Sales. Presently, Mr. Dillon is the Company's President and Chief Operating Officer and is responsible for worldwide field operations (sales, support, consulting and education), marketing, product development, finance and administration. In addition, Mr. Dillon has been a director of the Company since December 1996. Mr. Dillon previously served as Senior Vice President of the Company's worldwide field operations organization - Customer Advocacy (Customer Support and Education), North American Sales, EMEA (Europe, Middle East & Africa) Sales, Channel Sales and Field Marketing. Mr. Dillon also served three years as Vice President of Worldwide Sales. Before joining the Company, Mr. Dillon was a field Vice President for Interleaf, a major document management software company. He spent five years at Oracle Corporation in various sales management positions for the company's RDBMS, financial applications and tools products, and held sales management positions at GRiD Systems and Tymshare/ McDonnell Douglas. Mr. Dillon served in the U.S. Navy for five years and earned a B.S. in Engineering from the United States Naval Academy. Mr. Dillon also holds an M.B.A. from Golden Gate University, San Francisco.

         Mr. Imbler joined the Company in July 1995 as Vice President and Chief Financial Officer. Presently, Senior Vice President and Chief Financial Officer, Mr. Imbler is responsible for the Company's overall financial and administrative operations. Mr. Imbler joined the Company from Gupta (now known as Centura Software Corporation), where he was Senior Vice President of Finance and Operations and Chief Financial Officer, responsible for managing finance, investor relations, human resources, MIS and manufacturing facilities. Prior to Centura Software he was Vice President and Chief Financial Officer at Quick Response Services, Inc. He also held several executive positions at Oracle Corporation, including Vice President, U.S. Finance and Operations, and Vice President of Finance (Oracle Corporate). He was also a Senior Tax Manager at Peat Marwick, San Francisco. Mr. Imbler holds a master's degree in public accounting from the University of Texas at Austin and holds a bachelor's degree in Piano Performance from Wichita State University.

         Mr. Cruikshank joined the Company in February 1993 as Vice President of Marketing. Presently, Senior Vice President of Marketing, Mr. Cruikshank is responsible for product marketing, marketing communications and channel marketing. Prior to joining the Company, Mr. Cruikshank was Vice President of Marketing for GRiD Systems Corporation, a leading developer and retailer of mobile computer products for government and corporate organizations worldwide. Previously, he was the Director of Grid's Federal Systems Division. Mr. Cruikshank holds a B.S. in Economics from Ohio Wesleyan University and a M.B.A. from the University of Michigan.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on The Nasdaq National Market under the symbol ARSW since the completion of the Company's initial public offering on November 7, 1995. According to the records of the Company's transfer agent, the Company had approximately 145 stockholders of record as of June 20, 1997. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name. The following table sets forth the high and low sale prices as of the close of market of the Company's Common Stock in each of the Company's last two fiscal years commencing with the completion of the Company's initial public offering during the third quarter of fiscal 1996.

                                                        HIGH              LOW
                                                        ----              ---
Fiscal 1996:
------------

   Third Quarter (from November 7, 1995)........       $48.00            $34.88
   Fourth Quarter...............................        47.00             29.75

Fiscal 1997:

   First Quarter................................       $79.25            $43.25
   Second Quarter...............................        61.63             34.00
   Third Quarter................................        42.75             21.75
   Fourth Quarter...............................        36.50             24.13


         The Company has not declared or paid dividends and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  YEARS ENDED MARCH 31,
                                           --------------------------------------------------------------------
                                               1997           1996         1995           1994             1993
                                           ----------     ---------     ----------    ----------       --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:
Total revenues.........................    $   47,383     $  25,134     $   11,520    $    4,268    $     1,106
Gross profit...........................        42,799        23,519         10,847         3,933          1,047
Income (loss) from operations..........         7,522         3,126            527        (2,128)        (2,375)
Net income (loss)......................         5,826         2,878            374        (2,180)        (2,402)
Net income per share (1)...............    $     0.50     $    0.27     $     0.04            --             --

CONSOLIDATED BALANCE SHEET DATA:

Total assets...........................    $   59,589     $  45,883     $    6,494    $    4,289    $     2,302
Lease obligations, long-term...........           279         1,093            833           406            307
Stockholders' equity...................        42,572        34,306          2,305         1,920          1,108


(1) For an explanation of the number of shares used to compute net income per share, see Note 1 of Notes to Consolidated Financial Statements. Net income per share prior to fiscal 1995 has not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the Company's initial public offering.

QUARTERLY FINANCIAL INFORMATION:

                                                 FIRST            SECOND           THIRD            FOURTH
   1997                                         QUARTER           QUARTER         QUARTER           QUARTER
---------                                      ---------       -----------       ---------          -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Total revenues..........................       $   9,270       $    10,795       $  12,474        $  14,844
Gross profit............................           8,383             9,695          11,266           13,455
Income from operations..................           1,461             1,836           1,898            2,327
Net income..............................           1,194             1,417           1,503            1,712
Net income per share....................       $    0.10       $      0.12       $    0.13        $    0.15

                                                 FIRST            SECOND           THIRD            FOURTH
   1996                                         QUARTER           QUARTER         QUARTER           QUARTER
---------                                      ---------       -----------       ---------          -------

Total revenues..........................       $   4,766       $     5,382       $   6,759        $   8,227
Gross profit............................           4,476             5,080           6,356            7,607
Income from operations..................             409               506             862            1,349
Net income..............................             310               353             813            1,402
Net income per share....................       $    0.03       $      0.04       $    0.07        $    0.12


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading"Risk Factors" as well as those discussed in this section and elsewhere in this Report.

OVERVIEW

         The Company was founded in April 1991 to develop, market and support enterprise software for management reporting, analysis and planning. The Company commenced commercial shipments of its Essbase software in April 1992. Since inception, all of the Company's revenues have been derived from licenses for Essbase and related maintenance and support, training and consulting. The Company currently expects that Essbase-related revenues will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto.

RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                                YEARS ENDED MARCH 31,
                                                     -----------------------------------------
                                                          1997           1996           1995
                                                     -----------------------------------------
              Revenues:
                License..........................          82.5%          85.7%           89.1%
                Maintenance, support and other...          17.5           14.3            10.9
                                                     ----------      ---------      ----------
                   Total revenues................         100.0          100.0           100.0
                                                     ----------      ---------      ----------
              Cost of revenues:
                License..........................           1.5            2.8             2.2
                Maintenance, support and other...           8.2            3.6             3.6
                                                     ----------      ---------      ----------
                   Total cost of revenues........           9.7            6.4             5.8
                                                     ----------      ---------      ----------
              Gross profit.......................          90.3           93.6            94.2
                                                     ----------      ---------      ----------
              Operating expenses:
                Sales and marketing..............          50.1           55.9            61.5
                Research and development.........          14.6           14.7            17.3
                General and administrative.......           9.7           10.6            10.8
                                                     ----------      ---------      ----------
                   Total operating expenses......          74.4           81.2            89.6
                                                     ----------      ---------      ----------
              Income from operations.............          15.9           12.4             4.6
              Interest and other income..........           3.6            3.1              .3
              Interest expense...................          (0.6)          (1.2)           (1.4)
                                                     -----------     ----------     -----------
              Income before income taxes.........          18.9           14.3             3.5
              Provision for income taxes.........          (6.6)          (2.8)           (0.2)
                                                     -----------     ----------     -----------
              Net income.........................          12.3%          11.5%           (3.3)%
                                                     ==========      =========      ===========

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

         Revenues are gross revenues less allowances for estimated future returns which are estimated and provided for at the time of shipment of the product. The Company's total revenues increased from $11.5 million in fiscal 1995 to $25.1 million in fiscal 1996 and to $47.4 million in fiscal 1997, representing increases of 118% and 89%, respectively. License revenues increased from $10.3 million in fiscal 1995 to $21.5 million in fiscal 1996 and to $39.1 million in fiscal 1997, representing increases of 110% and 82%, respectively. The increases were primarily a due to an increase in the number of licenses sold and the average transaction size, reflecting the expansion of the Company's direct sales organization and increased customer acceptance of Essbase. During fiscal 1997, the Company signed new reseller agreements with a significant number of indirect channel partners and opened international offices in Paris, France; Frankfurt, Hamburg and Munich, Germany; and Sydney, Australia. International revenues from the Company's direct sales force accounted for 11%, 9% and 5% of total revenues in fiscal 1997, 1996 and 1995, respectively. Maintenance, support and other revenues increased from $1.3 million in fiscal 1995 to $3.6 million in fiscal 1996 and to $8.3 million in fiscal 1997, primarily as a result of a larger installed base in each successive year. The percentage of the Company's total revenues attributable to software licenses decreased from 89% in fiscal 1995 to 86% in fiscal 1996 and to 83% in fiscal 1997 due to an increase in the

Company's installed base, which resulted in incremental maintenance, support and other revenues. Comshare accounted for 26%, 26% and 19% of the Company's total revenues in fiscal 1995, 1996 and 1997. See "Risk Factors -- Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with International Operations."

COST OF REVENUES

         Cost of license revenues consists primarily of product packaging, documentation, production costs and royalties paid for licensed technologies. Cost of license revenues increased as a percentage of license revenues from 2.5% in fiscal 1995 to 3.3% in fiscal 1996, and decreased to 2.0% in fiscal 1997. The increase in the cost of license revenues as a percentage of license revenues from fiscal 1995 to fiscal 1996 was primarily due to certain costs attributable to licensed technologies. The decrease in the cost of license revenues as a percentage of license revenues from fiscal 1996 to fiscal 1997 was primarily attributable to increases in sales volume and the average transaction size.

         Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues decreased as a percentage of maintenance, support and other revenues from 34% in fiscal 1995 to 25% in fiscal 1996 and increased to 46% in fiscal 1997. The decrease from fiscal 1995 to fiscal 1996 was primarily due to increased maintenance revenues (which have a lower cost structure than support and training) on a larger installed customer base in each successive year. The increase from fiscal 1996 to fiscal 1997 was primarily due to increased costs resulting from the establishment of the Customer Advocacy Group, which is comprised of the Technical Support, Field Services, Services Marketing and Courseware Development departments, during the first quarter of fiscal 1997. The Customer Advocacy Group's mission is to coordinate services for the Company's customers. The Company expects to continue to invest in its service organization in anticipation of supporting the increasing number of users in the customer installed base and therefore anticipates that cost of services will increase in absolute dollars in future periods.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions, of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased from $7.1 million in fiscal 1995 to $14.1 million in fiscal 1996 and to $23.7 million in fiscal 1997. The increase in dollar amount was primarily due to costs associated with the expansion of the direct sales force in the U.S. and Europe, including new offices in France and Germany. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. Sales and marketing expenses represented 62%, 56% and 50% of total revenues in fiscal 1995, 1996 and 1997, respectively. The decrease as a percentage of total revenues was due to growth in the Company's total revenues. Additionally, in fiscal 1996 the Company incurred higher sales and marketing expenses to help establish the OLAP market and to build infrastructure. The Company believes that its sales and marketing expenses will increase in absolute dollar amounts in fiscal 1998 as the Company continues to hire additional sales and marketing personnel, and continues to increase promotion and advertising expenditures.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consultants, depreciation of development equipment and supplies. Research and development expenses increased from $2.0 million in fiscal 1995 to $3.7 million in fiscal 1996 and to $7.0 million in fiscal 1997. The increase from fiscal 1995 to fiscal 1996 was primarily attributable to an increase in personnel. The increase from fiscal 1996 to fiscal 1997 was primarily due to an increase in personnel as well as increased consulting fees relating to product development, joint development projects and associated support required to develop Essbase enhancements. Research and development expenses represented 17%, 15% and 15% of total revenues in fiscal 1995, 1996 and 1997, respectively. The decrease as a percentage of total revenues from fiscal 1995 to 1996 was due to growth in the Company's total revenues. The Company believes that a significant level of investment for product research and development is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars in fiscal 1998. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, investor relations, legal and contracts, MIS, human resources and general management, as well as bad debt, insurance and professional expenses. General and administrative expenses increased from $1.2 million in fiscal 1995 to $2.6 million in fiscal 1996 and to $4.6 million in fiscal 1997. Expenses increased in each period primarily due to increased staffing necessary to manage and support the Company's growth. General and administrative expenses represented 11%, 11% and 10% of total revenues in fiscal 1995, 1996 and 1997, respectively. The decrease as a percentage of total revenues from fiscal 1996 to fiscal 1997 was due to growth in the Company's total revenues. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in fiscal 1998 as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees, which include legal fees resulting from the Comshare and Gentia Software litigation. See "Legal Proceedings" in Item 3 above. See also "Risk Factors -- Risks Associated with Litigation and Related Costs."


INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other income including foreign exchange gains and losses. Interest and other income increased from $39,000 in fiscal 1995 to $772,000 in fiscal 1996 and to $1.7 million in fiscal 1997. Interest income increased in each period primarily due to the investment of the proceeds from the Company's initial public offering completed in November 1995. Foreign exchange gains and losses have been immaterial to date. Interest expense represents interest expense on capital equipment leases.

PROVISION FOR INCOME TAXES

         The Company provided $24,000 in alternative minimum income tax for fiscal 1995. The provision for income tax was $716,000 in fiscal 1996 and $3.1 million in fiscal 1997. The Company's effective income tax rate was 20% for fiscal 1996 and 35% for fiscal 1997. The Company expects that its effective tax rate will increase to approximately 37% in fiscal 1998.

         The Company had gross deferred tax assets of $4.2 million at March 31, 1997. No valuation allowance has been provided since such deferred tax assets are expected to be realized through the Company's carryback capacity generated during fiscal 1997 and expected future income in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had $28.9 million in cash, cash equivalents and short-term investments. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Net cash provided by operating activities was $1.1 million in fiscal 1995, $6.9 million in fiscal 1996, and $1.4 million in fiscal 1997. For fiscal 1997, net cash provided by operating activities of $1.4 million was primarily attributable to net income of $5.8 million and increases in accrued expenses and other current liabilities of $3.0 million, and deferred revenue of $2.2 million as well as depreciation and amortization of $2.4 million, offset by an increases in accounts receivable of $8.8 million and deferred income taxes of $3.3 million.

         The Company used $10.8 million of cash in fiscal 1997 for the acquisition of property and equipment primarily due to the relocation of the Company's headquarters which was completed in December 1996. The capital expenditures were primarily for tenant improvements for the Company's new corporate facilities, and related furniture and equipment, as well as for computer equipment used throughout the Company. The Company expects significant capital expenditures in fiscal 1998 for branch office tenant improvements, related furniture and equipment and computer equipment. The Company also expects increases in operating expenses going forward due to increased depreciation charges and facility costs relating to the new and larger corporate headquarters.

         The Company's current line of credit allows for borrowings of up to $5.0 million at the bank's prime rate and expires in December 1997. As of March 31, 1997, the Company had no outstanding borrowings under its credit facility. See Note 4 of Notes to Consolidated Financial Statements.

         As of March 31, 1997, the Company's principal commitments consisted of obligations under operating and capital leases. As of March 31, 1997, the Company had approximately $1.0 million in outstanding borrowings under capital leases which are payable through 1998.

         The Company believes its current cash and short-term investment balances, its credit facility and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Capital expenditures are expected to increase significantly in fiscal 1998 in line with the expected growth rate of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            PAGE
                                                                                                            ----

   Report of Independent Accountants...................................................................      23

   Consolidated Balance Sheets as of March 31, 1997 and 1996...........................................      24

   Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996 and 1995.............      25

   Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and 1995.............      26

   Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1997, 1996
     and 1995..........................................................................................      27

   Notes to Consolidated Financial Statements..........................................................      28

         The following financial statement schedule of the Registrant is filed as part of this report:

   Schedule II -- Valuation and Qualifying Accounts....................................................      41


         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Arbor Software Corporation

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arbor Software Corporation and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
April 18, 1997

                           ARBOR SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 MARCH 31,
                                                                                      -------------------------------
                                                                                           1997              1996
                                                                                      -------------     -------------
                                                      ASSETS
    Current assets:
        Cash and cash equivalents...............................................      $       5,647     $      10,698
        Short-term investments..................................................             23,204            25,965
        Accounts receivable, net of allowances of $783 and $388.................             12,877             4,505
        Deferred tax assets.....................................................              4,203               900
        Prepaid expenses and other current assets...............................              1,051               485
                                                                                      -------------     -------------
           Total current assets.................................................             46,982            42,553

    Property and equipment, net.................................................             11,424             2,923
    Other assets................................................................              1,183               407
                                                                                      -------------     -------------
                                                                                      $      59,589     $      45,883
                                                                                      =============     =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
        Accounts payable........................................................      $       2,183     $       1,109
        Accrued expenses and other current liabilities..........................              7,840             4,883
        Deferred revenue........................................................              5,954             3,781
        Current portion of lease obligations....................................                761               711
                                                                                      -------------     -------------
           Total current liabilities............................................             16,738            10,484
                                                                                      -------------     -------------

    Lease obligations, long-term................................................                279             1,093
                                                                                      -------------     -------------

    Commitments and contingencies (Note 8)

    Stockholders' equity:
        Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
           issued and outstanding...............................................                 --                --
        Common stock, $0.001 par value; 50,000,000 and 25,000,000 shares authorized;  11,126,000 and 10,859,000 shares issued and
           outstanding..........................................................                 11                11
        Additional paid-in capital..............................................             39,223            36,813
        Retained earnings (deficit).............................................              3,307            (2,519)
        Cumulative translation adjustment.......................................                 31                 1
                                                                                      -------------     -------------
           Total stockholders' equity...........................................             42,572            34,306
                                                                                      -------------     -------------
                                                                                      $      59,589     $      45,883
                                                                                      =============     =============

           See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED MARCH 31,
                                                                       ================================================
                                                                           1997              1996             1995
                                                                       -------------    -------------     -------------

    Revenues:
        License...........................................             $      39,087    $      21,538     $      10,268
        Maintenance, support and other....................                     8,296            3,596             1,252
                                                                       -------------    -------------     -------------
           Total revenues.................................                    47,383           25,134            11,520
                                                                       -------------    -------------     -------------

    Cost of revenues:
        License...........................................                       731              706               253
        Maintenance, support and other....................                     3,853              909               420
                                                                       -------------    -------------     -------------
           Total cost of revenues.........................                     4,584            1,615               673
                                                                       -------------    -------------     -------------
    Gross profit..........................................                    42,799           23,519            10,847
                                                                       -------------    -------------     -------------
    Operating expenses:
        Sales and marketing...............................                    23,732           14,060             7,081
        Research and development..........................                     6,954            3,685             1,999
        General and administrative........................                     4,591            2,648             1,240
                                                                       -------------    -------------     -------------
           Total operating expenses.......................                    35,277           20,393            10,320
                                                                       -------------    -------------     -------------
    Income from operations................................                     7,522            3,126               527
    Interest and other income.............................                     1,683              772                39
    Interest expense......................................                      (242)            (304)             (168)
                                                                       -------------    -------------     -------------
    Income before income taxes............................                     8,963            3,594               398
    Provision for income taxes............................                    (3,137)            (716)              (24)
                                                                       -------------    -------------     -------------
    Net income ..........................................              $       5,826       $    2,878     $         374
                                                                       =============    =============     =============
    Net income per share..................................             $        0.50    $        0.27     $        0.04
                                                                       =============    =============     =============
    Shares used to compute net income per share...........                    11,729           10,502             9,718
                                                                       =============    =============     =============


          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED MARCH 31,
                                                                           ================================================
                                                                                1997              1996              1995
                                                                           -------------     -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income   ................................................         $       5,826     $       2,878    $         374
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, amortization and other.....................                 2,355             1,062              515
         Loss on fixed asset disposition..........................                    26                --               --
         Deferred income taxes....................................                (3,303)             (900)              --
         Provision for doubtful accounts..........................                   397               269              106
         Changes in assets and liabilities:
              Accounts receivable.................................                (8,769)           (2,945)            (876)
              Prepaid expenses and other current assets...........                  (566)             (264)            (101)
              Other assets........................................                  (776)             (183)             (60)
              Accounts payable....................................                 1,074               499              142
              Accrued expenses and other current liabilities......                 2,957             3,925              423
              Deferred revenue....................................                 2,173             2,535              573
                                                                           -------------     -------------    -------------
                  Net cash provided by operating activities.......                 1,394             6,876            1,096
                                                                           -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of (proceeds from) short-term investments, net.....                 2,761           (25,886)           1,001
     Acquisition of property and equipment........................               (10,826)           (1,333)            (147)
                                                                           -------------     -------------    -------------
                  Net cash provided by (used in) investing activities             (8,065)          (27,219)             854
                                                                           -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, including tax benefit related
         to stock plans...........................................                 2,354            28,956               20
     Proceeds from issuance of preferred stock, net...............                    --               100               --
     Repayment of capital lease obligations.......................                  (764)             (763)            (416)
                                                                           -------------     -------------    -------------
                  Net cash provided by (used in) financing activities              1,590            28,293             (396)
                                                                           -------------     -------------    --------------

Effect of exchange rate changes on cash and cash equivalents......                    30                 9               (9)
                                                                           -------------     -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..............                (5,051)            7,959            1,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....................                10,698             2,739            1,194
                                                                           -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........................         $       5,647     $      10,698    $       2,739
                                                                           =============     =============    =============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest.......................................         $         242     $         304    $         169
     Cash paid for income taxes...................................                 4,478               625                7
NON-CASH TRANSACTIONS:
     Acquisition of property and equipment through capital leases.                    --             1,192            1,098


          See accompanying notes to consolidated financial statements.

                                            ARBOR SOFTWARE CORPORATION
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)

                                               CONVERTIBLE                 ADDITIONAL RETAINED   CUMULATIVE
                                             PREFERRED STOCK  COMMON STOCK  PAID-IN   EARNINGS   TRANSLATION
                                              SHARES AMOUNT  SHARES AMOUNT  CAPITAL   (DEFICIT)   ADJUSTMENT    TOTAL
                                              ------ ------  ------ ------  -------   ---------   ----------    -----

Balance at March 31, 1994 ..............      3,875  $4       2,152   $2   $  7,684   $ (5,771)   $      1    $  1,920
Issuance of common stock pursuant to
   exercise of options .................         --  --         220   --         20         --          --          20
Translation adjustment .................         --  --          --   --         --         --          (9)         (9)
Net income .............................         --  --          --   --         --        374          --         374
                                            -------  ---    -------  ----   -------     -------      ------    --------
Balance at March 31, 1995 ..............      3,875   4       2,372    2      7,704     (5,397)         (8)      2,305
Issuance of common stock pursuant to
   exercise of options and other .......         --  --         734    1        262         --          --         263
Issuance of Series C convertible
   preferred stock .....................         16   1          --   --         99         --          --         100
Issuance of common stock pursuant to
   initial public offering, net ........         --  --       1,880    2     28,715         --          --      28,717
Conversion of preferred stock to
   common stock upon completion of
   initial public offering .............     (3,891) (5)      5,837    5         --         --          --          --
Exercise of preferred stock warrant and
   conversion to common stock upon
   completion of initial public offering         --  --          36    1         33         --          --          34
Translation adjustment .................         --  --           -   --         --         --           9           9
Net income .............................         --  --          --   --         --      2,878          --       2,878
                                            -------  ---    -------  ----   -------     -------      ------    --------
Balance at March 31, 1996 ..............         --  --      10,859   11     36,813     (2,519)          1      34,306
Issuance of common stock pursuant to
   exercise of options and other .......         --  --         210   --        220         --          --         220
Issuance of common stock pursuant to
   employee stock purchase plan ........         --  --          57   --        999         --          --         999
Tax benefit related to stock options ...         --  --          --   --      1,191         --          --       1,191
Translation adjustment .................         --  --          --   --         --         --          30          30
Net income .............................         --  --          --   --         --      5,826          --       5,826
                                            -------  ---    -------  ----   -------     -------      ------    --------
Balance at March 31, 1997 ..............         -- $--      11,126 $ 11   $ 39,223   $  3,307    $     31    $ 42,572
                                            =======  ===    =======  ====   =======     =======      ======    ========


          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         Arbor Software Corporation (the "Company") develops and markets enterprise software for management reporting, analysis and planning applications. The Company was incorporated in Delaware in April 1991 and commenced operations on that date.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in the United Kingdom, France and Germany. All significant intercompany accounts and transactions have been eliminated.

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

         Royalty revenues from indirect channel partners are generally recorded in the month such royalties are reported to the Company, which typically occurs in the month following the resale of Essbase by the indirect channel partner. The Company entered into a license agreement in December 1993 with Comshare, Inc. ("Comshare"), which provides Comshare the right to sublicense certain of the Company's products. Under the agreement, Comshare provides the Company with a summary of royalties earned 45 days after the end of each calendar quarter. Royalty revenues generated under this agreement are recorded in that subsequent quarter due to the 45 day delay before the Company receives the summary of royalties earned and since currently such royalty revenues are not reasonably estimable. Such royalty revenues for the quarters ended March 31, June 30, September 30, and December 31, 1996 totaled approximately $2,440,000, $2,540,000, $1,390,000 and $2,570,000 respectively, and were recorded by the Company during the quarters ended June 30, September 30 and December 31, 1996 and March 31, 1997, respectively.

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

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash in accordance with its investment policy which has been approved by the Board of Directors and is reviewed periodically to minimize credit risk. Accounts receivable are derived from revenues earned from customers primarily located in the U.S. and Europe. The Company maintains reserves for potential credit losses and historically such losses have been immaterial. One indirect channel partner accounted for 19%, 26% and 26% of total revenues in fiscal 1997, 1996 and 1995, respectively. Revenues from international customers, primarily in Europe, were 11%, 9% and 5% of total revenues in fiscal 1997, 1996 and 1995, respectively.

At March 31, 1997, no single customer accounted for more than 10% of outstanding accounts receivable. At March 31, 1996, outstanding accounts receivables from one customer represented 16% of gross accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

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

FOREIGN CURRENCY

         The functional currency of the Company's subsidiaries in the United Kingdom, Germany and France is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the periods. Gains and losses resulting from translation are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, convertible preferred stock (using the if converted method) and common equivalent shares (using the treasury stock method and the initial public offering price) issued subsequent to March 31, 1994 through November 6, 1995 have been included in the computation as if they were outstanding for all periods through the effectiveness of the Company's initial public offering.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." See Note 6.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements in order to conform to the 1997 presentation.

RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal year ending March 31, 1998. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Net income per share as reported and the unaudited pro forma earnings per share based on the new standard are as follows for the year ended March 31, 1997:


Net income per share as reported...............              $0.50
Pro forma basic earnings per share.............              $0.53
Pro forma diluted earnings per share...........              $0.50


NOTE 2 -- SHORT-TERM INVESTMENTS

         As of March 31, 1997 and 1996, the Company's short-term investments consisted primarily of medium term notes, corporate notes and market auction preferred stocks and their cost approximated fair value.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 -- BALANCE SHEET COMPONENTS

                                                                                         MARCH 31,
                                                                           ===================================
                                                                                1997                  1996
                                                                           -----------           -------------
                                                                                      (IN THOUSANDS)
     Property and equipment:
        Computer equipment....................................             $       7,392         $       3,863
        Furniture, fixtures and office equipment..............                     3,096                   854
        Leasehold improvements................................                     4,735                   184
                                                                           -------------         -------------
                                                                                  15,223                 4,901
        Less: accumulated depreciation and amortization.......                    (3,799)               (1,978)
                                                                           --------------        --------------
                                                                           $      11,424         $       2,923
                                                                           =============         =============

     Accrued expenses and other current liabilities:
        Income taxes payable..................................             $       1,754         $         991
        Accrued commissions...................................                     1,290                   907
        Accrued benefits......................................                     1,758                   963
        Other.................................................                     3,038                 2,022
                                                                           -------------         -------------
                                                                           $       7,840         $       4,883
                                                                           =============         =============


NOTE 4 -- BANK LINE OF CREDIT

         In September 1995, the Company entered into a line of credit agreement with a bank. The credit agreement provides for working capital advances of up to $5,000,000. Borrowings under the line of credit are limited to specified percentages of eligible accounts receivable and are collateralized by substantially all of the assets of the Company. Interest on borrowings is set at the bank's prime rate. Among other provisions, the Company is required to maintain certain financial covenants. In addition, payment of cash dividends is prohibited without the bank's consent. The line of credit agreement was renewed during fiscal 1997 and expires on December 16, 1997. As of March 31, 1997, there were no borrowings outstanding under the line of credit.

NOTE 5 -- CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANT

PREFERRED STOCK

         At March 31, 1997, the Company has authorized 5,000,000 shares of undesignated preferred stock. Prior to completion of the Company's initial public offering, the Company had authorized 4,000,000 shares of preferred stock, of which 2,065,000 shares had been designated Series A Convertible Preferred Stock ("Series A"), 960,000 shares had been designated Series B Convertible Preferred Stock ("Series B") and 904,636 shares had been designated Series C Convertible Preferred Stock ("Series C") (collectively "Preferred Shares"). Holders of Series A, B and C were entitled to receive noncumulative, preferential dividends of $0.10, $0.275 and $0.34, respectively, per annum, when and if declared by the Board of Directors. No such dividends were declared. Each outstanding share of preferred stock was converted into one and one-half shares of common stock upon the completion of the Company's initial public offering.

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

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 -- EMPLOYEE STOCK PLANS

STOCK OPTION PLAN

         In August 1995, the Company's Board of Directors adopted, and the stockholders subsequently approved, the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). The 1995 Plan serves as the successor equity incentive program to the Company's 1992 Stock Option Plan (the "Predecessor Plan"). Outstanding options under the Predecessor Plan were incorporated into the 1995 Plan upon effectiveness of the initial public offering. No further option grants were made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms which are essentially the same as options granted under the Discretionary Option Grant Program described below.

         The 1995 Plan is divided into four separate components: (i) the Discretionary Option Grant Program; (ii) the Stock Issuance Program; (iii) the Salary Investment Option Grant Program; and (iv) the Automatic Option Grant Program. The 1995 Plan will terminate on September 30, 2005, unless terminated earlier by the Board.

         Options granted under the Discretionary Option Grant Program are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Options granted under the Discretionary Option Grant Program are exercisable at the date of grant and are subject to repurchase by the Company at the option exercise price paid per share with such repurchase right lapsing with respect to 25% one year after the date of grant and ratably each month over the remaining thirty-six month period. The Discretionary Option Grant Program also provides for the grant of stock appreciation rights. Stock appreciation rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of the fair market value of the vested shares of common stock subject to each surrendered option over the aggregate exercise price payable for those shares. Such appreciation distribution may be made in cash or in shares of common stock. No stock appreciation rights had been granted under the 1995 Plan as of March 31, 1997.

         Under the Stock Issuance Program individuals may be issued shares of common stock directly through the purchase of shares at a price per share not less than 85% of the fair market value at the time of issuance or as a fully paid bonus for services rendered to the Company. No shares had been issued under the Stock Issuance Program as of March 31, 1997.

         Under the Salary Investment Option Grant Program, each executive officer of the Company may elect, prior to the start of a calendar year, to reduce his or her base salary for that calendar year by a designated multiple of 1%, subject to a maximum dollar amount. In return the officer will automatically be granted, on the first trading day in the calendar year for which the salary reduction is in effect, a non-statutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the date of grant. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the date of grant. As a result, the total spread on the option shares at the time of grant will be equal to the salary reduction amount. The option will vest in a series of twelve equal monthly installments over the calendar year for which the salary reduction is in effect. No executive officer of the Company had elected to participate in the Salary Investment Option Grant Program through March 31, 1997.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member will receive an option grant for 20,000 shares of common stock at the fair market value of the stock on the date he or she joins the Board, provided such individual has not otherwise been in the prior employ of the Company. In addition, at each Annual Stockholder Meeting, beginning with the 1997 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive on option grant to purchase an additional 5,000 shares of common stock at the fair market value of the stock on the date of grant, provided such individual has served on the Board for at least six months. Each automatic option will have a term of ten years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable for all option shares; however, any shares purchased upon exercise of the option will be subject to repurchase by the Company, at the option exercise price paid per share, should the optionee cease service on the Board prior to vesting in those shares. The initial 20,000 share grant will vest in a series of four successive equal annual installments over the optionee's period of Board service measured from the grant date. Each additional 5,000 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. During fiscal 1997, 20,000 options were granted under the Automatic Option Grant Program. As of March 31, 1997, a total of 20,000 shares had been granted under the Automatic Option Grant Program.

         During fiscal 1996, the Company granted certain options for the purchase of common stock on which the Company will amortize approximately $212,000 of compensation expense over the four-year vesting period of the options. As of March 31, 1997, the Company has recognized an aggregate $80,000 of compensation expense related to these options, with $56,000 expensed during fiscal 1997.

         In recognition of the decline in the fair market value of the Company's Common Stock in fiscal 1997, the Company repriced options to purchase approximately 533,000 shares of Common Stock with exercise prices ranging from $33.25 to $42.75 on December 4, 1996 to an exercise price of $26.88, which was the fair market value of the Company's Common Stock on that date.

EMPLOYEE STOCK PURCHASE PLAN

         In August 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance to eligible employees. The Purchase Plan permits eligible employees to purchase common stock through periodic payroll deductions of up to 10% of their annual compensation. Each offering period will have a maximum duration of 24 months and shares of common stock will be purchased for each participant at semi-annual intervals during each offering period. The price at which the common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock on the participant's entry date into the offering period or the fair market value on the semi-annual purchase date. No shares were issued under the Purchase Plan through March 31, 1996. During fiscal 1997, a total of 56,782 shares were issued under the Purchase Plan. At March 31, 1997, a total of 93,218 shares were reserved for future issuance under the Purchase Plan.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         A summary of the activity under the stock option plans is as follows (in thousands, except per share amounts):

                                                                                    OPTIONS OUTSTANDING
                                                                                    -------------------
                                                                  SHARES                            WEIGHTED
                                                                 AVAILABLE          NUMBER          AVERAGE
                                                                 FOR GRANT       OUTSTANDING    EXERCISE PRICE
                                                                 ---------       -----------    --------------

   Balance at March 31, 1994................................          285              885       $      0.14

     Additional shares authorized...........................          600               --
     Options granted at market price........................         (398)             398       $      0.36
     Options granted below market price.....................         (276)             276       $      0.50
     Options exercised......................................           --             (220)      $      0.09
     Options canceled.......................................           43              (43)      $      0.19
                                                               ----------        ---------

   Balance at March 31, 1995................................          254            1,296       $      0.30

     Additional shares authorized ..........................          400               --
     Options granted at market price .......................         (240)             240       $     10.39
     Options granted below market price ....................         (232)             232       $      3.07
     Options exercised .....................................           --             (734)      $      0.32
     Options canceled ......................................          120             (120)      $      4.12
                                                               ----------        ---------

   Balance at March 31, 1996................................          302              914       $      3.26

     Additional shares authorized ..........................        1,000               --
     Options granted at market price........................       (1,358)           1,358       $     31.18
     Options exercised .....................................           --             (210)      $      0.94
     Options canceled ......................................          583             (583)      $     36.00
                                                               ----------        ---------

   Balance at March 31, 1997................................          527            1,479       $     16.09
                                                               ==========        =========

         A summary of outstanding and exercisable stock options as of March 31, 1997 is as follows (in thousands, except per share amounts):


                                       Options Outstanding                               Options Exercisable
                         ==================================================          ==========================
                                              Weighted
                                               Average             Weighted                            Weighted
         Range of                             Remaining             Average                             Average
         Exercise          Number            Contractual           Exercise            Number          Exercise
          Prices         Outstanding            Life                 Price           Exercisable         Price
          ------         -----------            ----                 -----           -----------         -----

     $ 0.07 - $ 1.07             333            7.3              $     0.43                  333     $     0.43
     $2.27 - $  3.33             208            8.0                    3.02                  208           3.02
     $6.00 - $  9.00             118            8.0                    7.23                  118           7.23
     $25.00 - $25.63             226            9.7                   25.34                   --            --
     $26.88 - $35.13             594            9.2                   27.72                  16           27.68
                         -----------        -----------           ---------          ------------     ---------
                               1,479            8.6                   16.09                  675           3.04
                         ===========                                                 ============


PRO FORMA DISCLOSURE

         The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

         The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 1997 was $9.10 per share. The weighted average estimated grant date fair value of options granted at market price and below market price under the Company's Stock option plans during fiscal 1996 was $3.57 and $1.08 per share, respectively. The

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

weighted average estimated grant date fair value, as defined by SFAS 123, for purchase awards under the Company's Purchase Plan during fiscal 1997 and 1996 was $15.36 and $4.50, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

         The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:


                                                                              Fiscal              Fiscal
                                                                               1997                1996
                                                                               ----                ----
         Stock option plans:
         Expected dividend yield............................                      0%                   0%
         Expected stock price volatility ...................                     65%                  65%
         Risk free interest rate............................                   6.28%                5.88%
         Expected life (years)..............................                  2.41                 2.75

         Stock purchase plan:
         Expected dividend yield............................                      0%                    0%
         Expected stock price volatility....................                     65%                   65%
         Risk free interest rate............................                   5.34%                 5.44%
         Expected life (years)..............................                  0.58                  0.97


PRO FORMA NET INCOME AND NET INCOME PER SHARE

 .........Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the fiscal years ended March 31, 1997 and 1996 (in thousands, except per share amounts):


                                                                              Fiscal              Fiscal
                                                                               1997                1996
                                                                               ----                ----
         Net income as reported.............................               $    5,826            $   2,878
         Pro forma net income ..............................                    2,160                2,547

         Net income per share as reported...................               $    0.50             $    0.27
         Pro forma net income per share.....................                    0.19                  0.24


         The pro forma effect on net income and net income per share for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 -- INCOME TAXES:

         The tax provisions for fiscal 1997, 1996 and 1995 consist of the following:

                                                                        YEARS ENDED MARCH 31,
                                                          ==============================================
                                                             1997               1996             1995
                                                          -----------        ---------       --------
                                                                           (IN THOUSANDS)
Provision (benefit) for income taxes:
    Current:
       Federal..................................          $     4,671      $     1,234       $        22
       State ...................................                1,438              382                 2
       Foreign..................................                  331               --                --
                                                          -----------      -----------       -----------
                                                                6,440            1,616       $        24
                                                          -----------      -----------       -----------

    Deferred:
       Federal..................................               (2,315)            (900)               --
       State ...................................                 (988)              --                --
                                                          ------------     -----------       -----------
                                                               (3,303)            (900)               --
                                                          ------------     ------------      -----------

                                                          $     3,137      $       716       $        24
                                                          ===========      ===========       ===========


         The tax provision reconciles to the amount computed by multiplying income before taxes by the U.S. statutory rate (35%), as follows:

                                                                                YEARS ENDED MARCH 31,
                                                                         ====================================
                                                                            1997           1996          1995
                                                                         ----------     ---------    --------
                                                                                      (IN THOUSANDS)
     Provision at statutory rate.......................................  $    3,137     $   1,258    $     135
     State taxes, net of federal benefit...............................         515           247            1
     Permanent differences.............................................         147            45           15
     Utilization of net operating loss carryforwards...................          --          (997)       (127)
     Utilization of research and development carryforwards.............        (131)         (327)          --
     Change in deferred tax asset......................................        (691)          380           --
     Foreign loss with no federal benefit..............................          --           110           --
     Other   ..........................................................         160            --           --
                                                                         ----------     ---------    ---------
                                                                         $    3,137     $     716    $      24
                                                                         ==========     =========    =========


         Net deferred tax assets of $4,203,000 million at March 31, 1997 are based on the Company's carryback capacity and expected future income in the next twelve months. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax assets will not be realized. Based on a reevaluation of the realizability of future tax benefits based on income earned in 1997, creating available carryback capacity and expected future income in the next twelve months, the Company released $1,600,000 of the previously established valuation allowance during fiscal 1997. Significant components of the Company's deferred tax assets were as follows (in thousands):

                                                                       MARCH 31,
                                                          ================================
                                                                1997               1996
                                                          --------------      ------------
                                                                     (IN THOUSANDS)
        Deferred revenue..............................      $      2,902      $      1,258
        Accrued expenses and reserves.................               988               740
        Depreciation..................................               149                75
        Other.........................................               164               427
                                                            ------------      ------------
                                                                   4,203             2,500
        Less: deferred tax asset valuation allowance                  --            (1,600)
                                                            ------------      ------------

        Net deferred tax asset........................      $      4,203      $        900
                                                            ============      ============


                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

         The Company leases its facilities under noncancelable operating lease agreements which expire at various dates through 2003. Certain leases provide for escalating monthly payments and are being charged to operations ratably over the lease term. In December 1996, the Company entered into a sublease agreement for a portion of its Sunnyvale, California office facility with a third party, which sublease expires in June 1998. Future rent payments under the sublease agreement total $446,000 and $111,000 in fiscal 1998 and 1999, respectively. In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate at various dates through 1999. Total property and equipment acquired under these capitalized leases, which secure such borrowings, are as follows:

                                                                                  MARCH 31,
                                                                       ==============================
                                                                           1997              1996
                                                                       -------------    -------------
                                                                               (IN THOUSANDS)
      Computer equipment........................................       $       2,020    $       2,020
      Furniture, fixtures, and office equipment.................                 639              639
      Leasehold improvements....................................                  27               27
                                                                       -------------    -------------
                                                                               2,686            2,686
      Less: accumulated depreciation and amortization...........              (1,853)          (1,013)
                                                                       -------------    -------------
                                                                       $         833    $       1,673
                                                                       =============    =============

Future minimum lease payments under all noncancelable operating and capital leases are as follows:


                                                                         OPERATING          CAPITAL
                                                                          LEASES            LEASES
                                                                          ------            ------
      YEAR ENDING MARCH 31,                                                    (IN THOUSANDS)
      1998   ...................................................       $       1,908    $         877
      1999   ...................................................               1,505              327
      2000   ...................................................               1,551               --
      2001   ...................................................               1,581               --
      2002   ...................................................               1,670               --
      Thereafter................................................               1,250               --
                                                                       -------------    -------------
      Total minimum payments....................................       $       9,465            1,204
                                                                       =============
      Less: amount representing interest........................                                 (164)
                                                                                        -------------
      Present value of capital lease obligations................                                1,040
      Less: current portion.....................................                                  761
                                                                                        -------------
      Lease obligations, long-term..............................                        $         279
                                                                                        =============

         Rent expense under operating leases totaled $1,301,000, $659,000 and $387,000 during fiscal 1997, 1996 and 1995, respectively. Rent expense for fiscal 1997 is net of $111,000 received under the sublease agreement.

         In September 1996, the Company filed an action against Comshare, an indirect channel partner. The action alleges that Comshare has breached its obligations under its license agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. The action seeks monetary and injunctive relief with respect to future distribution of Essbase. In October 1996, Comshare filed its answer and counterclaim against the Company alleging interference with prospective economic advantage, unfair competition, defamation and disparagement, and breach of contract. In its counterclaim, Comshare claims that the Company disseminated false and misleading information concerning Comshare's rights under the agreement and that the Company violated certain provisions of the agreement, and requests monetary and injunctive relief, including punitive damages. The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However,

                           ARBOR SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


management does not believe that the outcome of the litigation will have a material adverse effect on the Company although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation.

         In the course of its business, the Company has been named as a defendant in certain other actions and could incur an uninsured liability in one or more of them. Management does not believe that the outcome of either of these litigious matters will have a material adverse effect on the Company although it does anticipate substantial legal costs during the course of the litigation.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for the registrant's Annual Meeting of Stockholders to be held August 13, 1997 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 1997. For information regarding executive officers of the Company, see the information appearing under the caption "Executive Officers of the Registrant" in Part I, Item 4a of this Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The consolidated financial statements and supplemental schedule of the registrant as set forth under Item 8 are filed as part of this Annual Report on Form 10-K

(a) (2)  Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts is filed on page 41 of this Report on Form 10-K.

         Financial statement schedules other than the schedule listed in Item 8 have been omitted since they are either not required, not applicable, or the information is otherwise included.

         The independent accountants' report with respect to the above-listed financial statements and schedule appears on page 23 of this report on Form 10-K.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the fourth quarter of fiscal year ended 1997.

(c)      Exhibit Listing

           EXHIBIT
           NUMBER                             DESCRIPTION
           ------                             -----------
            3.1      Registrant's Restated Certificate of Incorporation
            3.2  (1) Registrant's Bylaws
            4.1  (1) Specimen Certificate of the Registrant's Common Stock
            4.2  (1) Amended and Restated Investor Rights Agreement between the
                     Registrant and the Investors specified therein dated as of
                     September 16, 1993
           10.1  (1) Master Lease Agreement and Warrant Agreement between the
                     Registrant and Phoenix Leasing. dated as of June 30, 1993
           10.2  (1) 1992 Stock Option Plan
           10.3      1995 Stock Option/Stock Issuance Plan
           10.4      Employee Stock Purchase Plan
           10.5  (1) Form of Indemnification Agreement
           10.6  (1) License Agreement dated December 23, 1993, between the
                     Company and Comshare Incorporated
           10.7      Real Property Lease between the Registrant and SBC&D &
                     Company dated as of July 16, 1996

           11.1      Statement Regarding Computation of Net Income Per Share
           22.1      List of subsidiaries of the Registrant
           23.1      Consent of Price Waterhouse LLP
           27.1      Financial Data Schedule

(1) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-1, filed November 6, 1995 (File No. 33-97098), as amended.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                                  Years Ended March 31
                                                            -----------------------------
                                                              1997       1996       1995
                                                              ----       ----       ----
Balance at beginning of period ...........................   $  388     $  208     $  177
Additions charged to statement of operations .............      397        269        106
Deductions from reserves..................................       (2)       (89)       (75)
                                                             -------    ------     ------

Balance at end of period..................................   $   783    $   388    $  208
                                                             =======    =======    ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on June 27, 1997.

                           ARBOR SOFTWARE CORPORATION


                                   By  /s/   JAMES A. DORRIAN
                                       -----------------------------
                                              James A. Dorrian,
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 1997.


         SIGNATURE                                 TITLE
         ---------                                 -----

  /s/   JAMES A. DORRIAN           Chairman of the Board of Directors,
--------------------------         Chief Executive Officer and Director
     James A. Dorrian


   /s/   JOHN M. DILLON             President, Chief Operating Officer
--------------------------                     and Director
      John M. Dillon


  /s/   DOUGLAS M. LEONE                         Director
--------------------------
     Douglas M. Leone


    /s/   MARK W. PERRY                          Director
--------------------------
       Mark W. Perry


   /s/   ANN L. WINBLAD                          Director
--------------------------
      Ann L. Winblad


  /s/   STEPHEN V. IMBLER    Senior Vice President and Chief Financial Officer
--------------------------     (Principal Financial and Accounting Officer)
     Stephen V. Imbler