Form 10-K/A
period 1997-03-31
ARBOR SOFTWARE CORP
filed 1997-06-30
CIK 1001113

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-K/A


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock has been traded on The Nasdaq National Market under the symbol ARSW since the completion of the Company's initial public offering on November 7, 1995. According to the records of the Company's transfer agent, the Company had approximately 341 stockholders of record as of June 20, 1997. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name. The following table sets forth the high and low sale prices as of the close of market of the Company's Common Stock in each of the Company's last two fiscal years commencing with the completion of the Company's initial public offering during the third quarter of fiscal 1996.


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