Form 10-Q
period 1997-06-30
ARBOR SOFTWARE CORP
filed 1997-08-14
CIK 1001113

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------

                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-26934

                           ARBOR SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              77-0277772
(State or other jurisdiction                                 (I.R.S. Employer
             of                                           Identification Number)
      incorporation or
        organization)


                              1344 CROSSMAN AVENUE
                           SUNNYVALE, CALIFORNIA 94089
                    (Address of principal executive offices)

                               ------------------

                                 (408) 744-9500
              (Registrant's telephone number, including area code)

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


         As of July 31, 1997 there were 11,192,480 shares of the Registrant's common stock outstanding.


================================================================================

                           ARBOR SOFTWARE CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                                    PAGE
                                                                                                   ----


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          At June 30, 1997 and March 31, 1997..................................................     3

          Condensed Consolidated Statements of Income
          For the three months ended June 30, 1997 and 1996....................................     4

          Condensed Consolidated Statements of Cash Flows
          For the three months ended June 30, 1997 and 1996....................................     5

          Notes to Condensed Consolidated Financial Statements.................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...........................................................................     8


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................................................    19

Item 6.   Exhibits and Reports on Form 8-K.....................................................    21

SIGNATURES.....................................................................................    22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ARBOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   JUNE 30,         MARCH 31,
                                                                                     1997             1997
                                                                                 -----------      -----------
                                                                                 (UNAUDITED)
                                     ASSETS

Current assets:
    Cash and cash equivalents .............................................      $    13,028      $     5,647
    Short-term investments ................................................           19,143           23,204
    Accounts receivable, net of allowances of $925 and $783 ...............           12,110           12,877
    Deferred tax assets ...................................................            4,203            4,203
    Prepaid expenses and other current assets .............................            2,244            1,051
                                                                                 -----------      -----------
       Total current assets ...............................................           50,728           46,982

Property and equipment, net ...............................................           11,719           11,424
Other assets ..............................................................            1,211            1,183
                                                                                 -----------      -----------
                                                                                 $    63,658      $    59,589
                                                                                 ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................      $     1,128      $     2,183
    Accrued expenses and other current liabilities ........................            8,839            7,840
    Deferred revenue ......................................................            7,655            5,954
    Current portion of lease obligations ..................................              658              761
                                                                                 -----------      -----------
       Total current liabilities ..........................................           18,280           16,738
                                                                                 -----------      -----------

Lease obligations, long-term ..............................................              165              279
                                                                                 -----------      -----------

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
       issued and outstanding .............................................             --               --
    Common stock, $0.001 par value; 50,000,000 shares
       authorized;  11,184,000 and 11,126,000 shares issued and outstanding               11               11
    Additional paid-in capital ............................................           40,018           39,223
    Retained earnings .....................................................            5,046            3,307
    Cumulative translation adjustment .....................................              138               31
                                                                                 -----------      -----------
       Total stockholders' equity .........................................           45,213           42,572
                                                                                 -----------      -----------
                                                                                 $    63,658      $    59,589
                                                                                 ===========      ===========


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                  -----------------------
                                                                                    1997           1996
                                                                                  --------       --------

Revenues:
    License ................................................................      $ 13,103       $  7,742
    Maintenance, support and other .........................................         3,008          1,528
                                                                                  --------       --------
       Total revenues ......................................................        16,111          9,270
                                                                                  --------       --------

Cost of revenues:
    License ................................................................           273            172
    Maintenance, support and other .........................................         1,343            715
                                                                                  --------       --------
       Total cost of revenues ..............................................         1,616            887
                                                                                  --------       --------
Gross profit ...............................................................        14,495          8,383
                                                                                  --------       --------
Operating expenses:
    Sales and marketing ....................................................         8,362          4,698
    Research and development ...............................................         2,024          1,321
    General and administrative .............................................         1,580            903
                                                                                  --------       --------
       Total operating expenses ............................................        11,966          6,922
                                                                                  --------       --------
Income from operations .....................................................         2,529          1,461
Interest and other income ..................................................           271            449
Interest expense ...........................................................           (39)           (73)
                                                                                  --------       --------
Income before income taxes .................................................         2,761          1,837
Provision for income taxes .................................................        (1,022)          (643)
                                                                                  --------       --------
Net income ................................................................       $  1,739       $  1,194
                                                                                  ========       ========
Net income per share .......................................................      $   0.15       $   0.10
                                                                                  ========       ========
Shares used to compute net income per share ................................        11,770         11,717
                                                                                  ========       ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------------------
                                                                          1997           1996
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................................      $  1,739       $  1,194
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, amortization and other .......................         1,030            395
      Provision for doubtful accounts ............................           142             94
      Changes in assets and liabilities:
           Accounts receivable ...................................           625           (670)
           Prepaid expenses and other current assets .............        (1,193)          (129)
           Other assets ..........................................           (28)            (3)
           Accounts payable ......................................        (1,055)          (157)
           Accrued expenses and other current liabilities ........           999           (666)
           Deferred revenue ......................................         1,701           (154)
                                                                        --------       --------
               Net cash provided by (used in) operating activities         3,960            (96)
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales (purchases) of short-term investments, net ...............         4,061         (3,264)
  Acquisition of property and equipment ..........................        (1,311)        (1,114)
                                                                        --------       --------
               Net cash provided by (used in) investing activities         2,750         (4,378)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net ....................           781            482
  Repayment of capital lease obligations .........................          (217)          (172)
                                                                        --------       --------
               Net cash provided by financing activities .........           564            310
                                                                        --------       --------

Effect of exchange rate changes on cash and cash equivalents .....           107             (7)
                                                                        --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............         7,381         (4,171)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................         5,647         10,698
                                                                        --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................      $ 13,028       $  6,527
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest .........................................      $     39       $     73
  Cash paid for income taxes .....................................         1,322          1,483


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's condensed consolidated financial position, condensed results of operations and condensed cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's fiscal year 1997 Annual Report on Form 10-K. The condensed consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1998. The March 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       Net Income Per Share

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is antidilutive.

3.       Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                   JUNE 30,            MARCH 31,
                                                                     1997                1997
                                                               ----------------    --------------
                                                                  (UNAUDITED)

         Income taxes payable.....................             $          2,492    $        1,754
         Accrued commissions......................                        1,392             1,290
         Accrued benefits.........................                        1,496             1,758
         Other....................................                        3,459             3,038
                                                               ----------------    --------------
                                                               $          8,839    $        7,840
                                                               ================    ==============

4.       Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is effective for the Company's fiscal quarter ending December 31, 1997. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Net income per share as reported and unaudited pro forma earnings per share based on the new standard are as follows for the three months ended June 30, 1997 and 1996:

                                                                         THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                     ----------------------------
                                                                        1997              1996
                                                                     ----------        ----------
                                                                             (UNAUDITED)

         Net income per share as reported...................            $0.15             $0.10
         Pro forma basic earnings per share.................            $0.16             $0.11
         Pro forma diluted earnings per share...............            $0.15             $0.10


In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Part I, Item 2 as well as those discussed in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item I--Business included in the Company's fiscal year 1997 Annual Report on Form 10-K.


RESULTS OF OPERATIONS

         The following table sets forth certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues for the periods indicated:


                                           THREE MONTHS
                                          ENDED JUNE 30,
                                        ------------------
                                         1997         1996
                                        -----        -----
Revenues:
  License ......................         81.3%        83.5%
  Maintenance, support and other         18.7         16.5
                                        -----        -----
     Total revenues ............        100.0        100.0
                                        -----        -----
Cost of revenues:
  License ......................          1.7          1.9
  Maintenance, support and other          8.3          7.7
                                        -----        -----
     Total cost of revenues ....         10.0          9.6
                                        -----        -----
Gross profit ...................         90.0         90.4
                                        -----        -----
Operating expenses:
  Sales and marketing ..........         51.9         50.7
  Research and development .....         12.6         14.2
  General and administrative ...          9.8          9.7
                                        -----        -----
     Total operating expenses ..         74.3         74.6
                                        -----        -----
Income from operations .........         15.7         15.8
Interest and other income ......          1.6          4.8
Interest expense ...............         (0.2)        (0.8)
                                        -----        -----
Income before income taxes .....         17.1         19.8
Provision for income taxes .....         (6.3)        (6.9)
                                        -----        -----
Net income .....................         10.8%        12.9%
                                        =====        =====

REVENUES

         The Company's total revenues are derived from license revenues for its Arbor Essbase on-line analytical processing ("OLAP") server software ("Essbase") and related products as well as software maintenance and support, training and consulting revenues from Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Essbase. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided for upon shipment. Maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed. The Company has recognized revenue, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

         Revenues are gross revenues less allowances for estimated future returns, which are estimated and provided for at the time of shipment of the product. The Company's total revenues for the three months ended June 30, 1997 increased 74% to $16.1 million from $9.3 million for the three months ended June 30, 1996. License revenues for the three months ended June 30, 1997 increased 69% to $13.1 million from $7.7 million for the three months ended June 30, 1996. The increase is attributable to an increase in the number of licenses sold and expansion of the direct and indirect sales forces. Direct and indirect revenues for the three months ended June 30, 1997 increased by 88% and 29%, respectively, when compared to the three months ended June 30, 1996. Maintenance, support and other revenues for the three months ended June 30, 1997 increased 97% to $3.0 million from $1.5 million for the three months ended June 30, 1996. The increase is attributable to a larger installed base providing incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses decreased to 81% for the three months ended June 30, 1997 from 84% for the three months ended June 30, 1996. The percentage decrease is due in large part to an increase in the Company's installed base, which resulted in an increase in maintenance, support and other revenues.

         Revenues derived through indirect channel partners accounted for approximately 20% and 27% of the Company's total revenues for the three months ended June 30, 1997 and 1996, respectively. In the three months ended June 30, 1997 and 1996 revenues attributable to Comshare, Incorporated ("Comshare"), the Company's largest indirect channel partner, accounted for 15% and 26% of the Company's total revenues, respectively. Comshare does not report to the Company the revenues generated by its sales of the Company's Essbase software for a particular quarter until 45 days after quarter-end. Accordingly, the Company records such revenues in that subsequent quarter. License revenues from Comshare for the quarters ended March 31, 1997, December 31, 1996, September 30, 1996 and June 30, 1996, totaled approximately $2.5 million, $2.6 million, $1.4 million and $2.5 million, respectively, and were recorded by the Company during the quarters ended June 30, 1997, March 31, 1997, December 31, 1996 and September 30, 1996, respectively. Although indirect channel revenues decreased as a percentage of total revenues, indirect channel revenues excluding revenues from Comshare ("other indirect channel partners") increased to 5% of total revenues for the three months ended June 30, 1997 from 1% of total revenues for the three months ended June 30, 1996. The Company continues it's strategy of signing up new indirect channel partners to help expand the market share of Essbase worldwide. The Company reports revenue derived from other indirect channel partners in the period in which the revenues are reported to the Company. No assurance can be given that revenues derived from Comshare will not fluctuate significantly in subsequent periods or terminate entirely. In addition, the Company is currently in litigation with Comshare. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company, although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation. See "Legal Proceedings" in Part II,
Item 1 below. See also "Risk Factors - Fluctuations in Quarterly Results; Future Operating Results Uncertain," "Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs" in this Part I, Item 2 below.

         International revenues (which exclude revenues from the U.S., Canada and Mexico) from the Company's direct sales force accounted for 10% of total revenues for each of the three months ended June 30, 1997 and 1996. International license and service revenues increased to $1.7 million for the three months ended June 30, 1997 from $890,000 for the three months ended June 30, 1996, primarily due to expansion of the international direct sales force. The Company records revenues from Comshare and other United States-based indirect channel partners as domestic revenues, although such partners sell the Company's products both domestically and internationally. Based on reports received from Comshare, the Company believes approximately 54% of revenues generated by Comshare during each of the three months ended June 30, 1997 and 1996 were derived from sales to international customers.

COST OF REVENUES

         Cost of License Revenues. Cost of license revenues consists primarily of product packaging, documentation, production costs and royalties paid for licensed technologies. Cost of license revenues accounted for 2% of total license revenues for each of the three months ended June 30, 1997 and 1996.

         Cost of Maintenance, Support and Other. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues decreased as a percentage of maintenance, support and other revenues to 45% for the three months ended June 30, 1997 from 47% for the three months ended June 30, 1996. The decrease as a percentage of maintenance, support and other revenues was primarily due to increased maintenance revenues, which have a lower cost structure than support and training.

OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased to $8.4 million for the three months ended June 30, 1997 from $4.7 million for the three months ended June 30, 1996, approximating 52% and 51% of total revenues for the three months ended June 30, 1997 and 1996, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the direct sales force in the U.S., Europe and Australia, including new offices in France, Germany, Canada and Australia. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for the remainder of fiscal 1998.

         Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consultants and depreciation of development equipment. Research and development expenses increased to $2.0 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996, approximating 13% and 14% of total revenues for the three months ended June 30, 1997 and 1996, respectively. The increases in dollar amount was primarily due to an increase in the number of software engineers and an increase in consulting fees relating to applications, joint development projects and associated support required to develop Essbase enhancements. The decrease as a percentage of total revenues was due to growth in the Company's total revenues. The Company believes that a significant level of investment for product research and development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1998. To date, all research and development costs have been expensed as incurred.

         General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, investor relations, legal, MIS, human resources and general management, as well as bad debt, insurance and professional fees. General and administrative expenses increased to $1.6 million for the three months ended June 30, 1997 from $903,000 for the three months ended June 30, 1996, approximating 10% of total revenues for each of the three months ended June 30, 1997 and 1996. The increase in dollar amount was primarily due to increased the staffing and professional fees, including legal fees related to the Comshare and the Gentia Software litigation, necessary to manage and support the Company's expansion. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for the remainder of fiscal 1998 as the Company expands its administrative staff, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to director's and officer's insurance and investor relations programs. The Company also expects general and administrative expenses to increase for the remainder of fiscal 1998 as a result of legal fees resulting from the Comshare and the Gentia Software litigation. See "Legal Proceedings" in
Part II, Item 1 below. See also "Risk Factors - Risks Associated with Litigation and Related Costs" in this Part I, Item 2 below.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

         Interest and other income primarily represents interest income earned on the Company's cash, cash equivalents and short-term investments, and foreign exchange gains and losses. Interest and other income decreased to $271,000 for the three months ended June 30, 1997 from $449,000 for the three months ended June 30, 1996, primarily due to lower cash balances, lower interest rates and foreign exchange losses. Interest expense represents interest expense on capital leases. Interest expense decreased to $39,000 for the three months ended June 30, 1997 from $73,000 for the three months ended June 30, 1996. The decrease is due to a decline in the outstanding balance of capital lease obligations.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased to $1.0 million for the three months ended June 30, 1997 from $643,000 for the three months ended June 30, 1996. The Company's effective tax rate was 37% and 35% for the three months ended June 30, 1997 and 1996, respectively. The Company expects that its effective tax rate will remain at 37% for the remainder of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had $32.2 million in cash, cash equivalents and short-term investments. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Net cash provided by operating activities was $4.0 million for the three months ended June 30, 1997, and was attributable to net income of $1.7 million and depreciation expense of $1.0 million, increases in accrued expenses and other current liabilities of $1.0 million, and deferred revenue of $1.7 million, and a decrease in accounts receivable of $625,000, offset by an increase in prepaid expenses and other current assets of $1.2 million and a decrease in accounts payable of $1.1 million.

         The Company has a line of credit which provides for borrowings of up to $5.0 million at the bank's prime rate and expires in December 1997. As of June 30, 1997, the Company had no outstanding borrowings under its credit facility.

         As of June 30, 1997, the Company's principal commitments consisted of obligations under operating and capital leases. As of June 30, 1997, the Company had $823,000 in outstanding borrowings under capital leases which are payable through 1998.

         The Company believes its current cash and short-term investment balances, its credit facility and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

RISK FACTORS

         The Company's business involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and should be read in conjunction with "Risk Factors" in Part I, Item 1 -- Business included in the Company's fiscal year 1997 Annual Report on Form 10-K.

         Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have in the past varied significantly and likely will continue to vary significantly in the future depending on factors such as: demand for the Company's Essbase software; the Company's relationships with its indirect channel partners, particularly Comshare, and the consistency of sales made by such indirect channel partners; the level of price and product competition; changes in pricing policies by the Company or its competitors; changes in the mix of indirect channels through which Essbase is offered; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis; the size, timing and structure of significant licenses; changes in the Company's sales incentive strategy; the timing of revenue recognition under the Company's agreements; customer order deferrals in anticipation of enhancements to Essbase or enhancements of new products of competitors; the impact of acquisitions by competitors and indirect channel partners; the level of the Company's international revenues; foreign currency exchange rates; the renewal of maintenance and support agreements; product life cycles; software defects and other product quality problems; personnel changes; changes in Company strategy; changes in the level of operating expenses and general domestic and international economic and political conditions, among others. The operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may experience comparatively slower growth in its first fiscal quarter and summer months, which overlap into its second fiscal quarter. The Company sells substantially more product towards the end of each quarter, due in part to established buying patterns within the software industry. As a result, the magnitude of any quarterly fluctuations may not become evident until late in the quarter. Essbase orders are typically shipped shortly after receipt, and consequently in the past, order backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. In addition, a significant portion of each year's revenues are derived from sales of the Company's Essbase software by Comshare. The Company's current litigation with Comshare could have a significant impact on Comshare's sales of Essbase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenues" in Part I, Item 2 above and "Legal Proceedings" in Part II, Item 1 below. See also "Risk Factors -- Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs" in this Part I, Item 2.

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

         Dependence Upon Comshare and Other Indirect Channel Partners. In addition to its direct sales force, the Company relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of Essbase in the United States and internationally. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Essbase. The Company's largest indirect channel partner is Comshare, a leading provider of decision support applications, that currently markets a family of products that employ Essbase. Revenues from Comshare accounted for 15% and 26% of the Company's total revenues for the three months ended June 30, 1997 and 1996, respectively. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. No assurance can be given that revenues derived from Comshare and other indirect channel partners will not fluctuate significantly in subsequent periods or will not terminate entirely. The loss of, or a significant reduction in revenues from Comshare could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company is currently in litigation with Comshare. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company, although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation. See "Legal Proceedings" in Part II, Item 1 below. See also "Risk Factors - Fluctuations in Quarterly Results; Future Operating Results Uncertain" and "Risks Associated with Litigation and Related Costs" in this Part I, Item 2.

         Product Concentration; Dependence upon the Emerging Market for OLAP Server Software. All of the Company's revenues to date have been derived from licenses for Essbase and related products and services. The Company currently expects that Essbase-related revenues, including maintenance and support contracts, will continue to account for all or substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Essbase and enhancements thereto. There can be no assurance that Essbase will achieve continued market acceptance or that the Company will be successful in marketing Essbase or enhancements thereto. A decline in demand for, or market acceptance of, Essbase as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue its efforts to improve and enhance Essbase by maintaining its commitment to an open architecture, extending its partnerships, integrating third party technologies, enhancing its linkage with leading general-purpose database management systems, continuing to evolve the Essbase OLAP server, and developing new application development products and middleware tools. No assurance can be given that such efforts will enhance the value of the Company's product offerings to customers.

         Although sales of Essbase have increased in recent years, the market in which the Company competes is undergoing rapid change and there can be no assurance that sales of Essbase will continue to increase or potential customers will purchase Essbase. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about Essbase and its functions and the market for OLAP. However, there can be no assurance that such expenditures will enable Essbase to achieve any additional degree of market acceptance, and if the market for Essbase fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. Historically, the software industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which MIS budgets often decrease. As a result, the Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in the software industry.

         Potential Volatility of Stock Price. The market price of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, relationships with indirect channel partners, announcements relating to the Company's current litigation with Comshare and Gentia Software, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Risks Associated with International Operations. International revenues from the Company's direct sales force accounted for 10% of total revenues for each of the three months ended June 30, 1997 and 1996. In addition, although the Company records revenues from its United States based indirect channel partners as domestic revenues, such partners may sell Essbase to international customers. Based on reports received from Comshare, the Company believes approximately 54% of revenues generated by Comshare during each of the three months ended June 30, 1997 and 1996 were derived from sales to international customers. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company recently opened offices in Vancouver, British Columbia, Canada; Paris, France; Frankfurt, Hamburg and Munich, Germany; and Sydney, Australia. The Company continues to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

         International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, higher costs of doing business, costs of localizing products for different languages, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other contracts, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars, British pounds sterling, German deutsche marks or French francs. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. Sales generated by the Company's indirect channel partners, including Comshare, currently are paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

         Competition. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle Corporation (Express), Pilot Software, Inc., a division of Platinum Equity Holdings (Pilot Analysis Server); Gentia Software plc ("Gentia Software") (formerly known as Planning Sciences International plc and Planning Sciences, Inc.) (Gentia); Applix, Inc. (TM1); and Microsoft Corporation ("Microsoft"), through its acquisition of OLAP technology from Panorama Software of Tel Aviv, Israel ("Panorama"); (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage, Inc. (Decision Suite); Informix Corporation (Metacube); Holistic Systems, a division of Seagate Technology, Inc. (Holos) and Microstrategy, Inc. (DSS Agent). The Company does not believe that the Panorama technology, as acquired by Microsoft, is currently competitive with the Company's Essbase product. However, there can be no assurance that Microsoft will not enhance such technology in order to market a competitive product in the future. See "Risk Factors - Risks Associated with Litigation and Related Costs" in this Part I, Item 2.

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

         Personnel. The effective management of the Company's business will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial and marketing personnel as well as its ability to attract and maintain additions to such personnel in the future. If the Company is unable to retain its key managerial, sales and technical personnel, or attract, assimilate and retain additional qualified personnel, particularly those in key positions, the Company's business, operating results and financial condition would be materially adversely affected. The Company is presently searching for a Senior Vice President of Product Development.

         Risks Associated with Litigation and Related Costs. The Company's ongoing litigation with Comshare and Gentia Software (formerly known as Planning Sciences, Inc.) has and will lead to increased legal costs to the Company. No assurance can be given as to when these litigation proceedings will be resolved or that management will not be distracted from their normal duties as a result of these litigation proceedings. The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company, although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation. The Company believes that it has meritorious claims against Gentia Software and that it has meritorious defenses against Gentia Software's claims that the '724 patent is invalid, and intends to vigorously pursue its claims and defend itself against Gentia Software's claims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company. See "Legal Proceedings" in Part II, Item 1 below.

         Risks Associated with New Versions and New Products; Rapid Technological Change. The software industry, and specifically the market in which the Company competes, is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycle of each version of Essbase is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Essbase on a timely basis that keep pace with technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Essbase that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Essbase. If release dates of any future Essbase enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forgo purchases of current versions of Essbase, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Risks of Software Defects. Software products as internally complex as Essbase frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing by the Company, the Company has in the past released versions of Essbase with defects and has discovered software errors in Essbase and certain enhanced versions of Essbase after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         Need to Manage Changing Business. The Company has recently experienced a period of significant expansion. In the future, the Company will be required to improve its financial and management controls, reporting systems and procedures and expand, train and manage its work force. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business, operating results and financial condition.

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

         The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in Essbase to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by the Company with respect to Essbase or enhancements thereto.

         Currently, the Company is engaged in litigation with Gentia Software concerning the enforcement and validity of the Company's U.S. patent. See "Legal Proceedings" in Part II, Item 1 below. See "Risk Factors -- Risks Associated with Litigation and Related Costs" in this Part I, Item 2.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On September 27, 1996, the Company filed an action against Comshare in the United States District Court for the Northern District of California. The action alleges that Comshare has breached its obligations under its license agreement with the Company by underpaying royalties and that Comshare fraudulently induced the Company into entering into the agreement. The action seeks monetary and injunctive relief with respect to future distribution of Essbase. On October 21, 1996, Comshare filed its answer and counterclaim against the Company alleging interference with prospective economic advantage, unfair competition, defamation and disparagement, and breach of contract. On January 21, 1997, the Court entered an order denying Comshare's motion for a preliminary injunction and denying Comshare's motion to dismiss the Company's fraud claim and to strike the Company's request for exemplary damages. On January 31, 1997, the Company filed its first amended complaint for fraud and breach of written contract. On May 6, 1997, the Court entered an order denying Comshare's motion to dismiss the Company's amended fraud claim and to strike the Company's request for injunctive relief and attorney's fees, and granting Comshare's motion to strike the Company's request for exemplary damages. On May 20, 1997, Comshare filed its answer to the first amended complaint as well as its first amended counterclaim against the Company alleging fraud, breach of contract, interference with prospective economic advantage, unfair competition, and defamation and disparagement. Comshare claims that the Company fraudulently induced Comshare into entering into the agreement, has violated certain provisions of the agreement, and has disseminated false and misleading information concerning Comshare's rights under the agreement, and that Comshare has overpaid royalties to the Company by at least $711,828 as a result of alleged improper and inaccurate information provided by the Company. Comshare seeks monetary damages, injunctive relief, a declaratory judgment regarding the parties' rights and obligations under the license agreement, and attorney's fees. The parties are presently engaged in discovery and a jury trial is set for May 4, 1998.

         The Company believes that it has meritorious claims against Comshare and that it has meritorious defenses to each of Comshare's counterclaims, and intends to vigorously pursue its claims and defend itself against the counterclaims. The outcome of the litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the litigation will have a material adverse effect on the Company, although it does anticipate unpredictable variations in royalty revenues and substantial legal costs during the course of the litigation.

         On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "'724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the '724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the '724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion or transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California. On July 11, 1997, Gentia Software filed a request for reexamination of the '724 patent with the United States Patent and Trademark Office. The Patent and Trademark Office is scheduled to issue its decision regarding whether to proceed with the reexamination by October 11, 1997. The parties are presently engaged in discovery and a jury trial is set for October 5, 1998.

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

         The preceding current litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel. See "Risk Factors - Dependence Upon Comshare and Other Indirect Channel Partners" and "Risks Associated with Litigation and Related Costs" in Part I, Item 2 above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Statement of Computation of Net Income Per Share (Exhibit
                  11.1)

                  Financial Data Schedule (Exhibit 27.1)

         (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1997               ARBOR SOFTWARE CORPORATION
                                     (Registrant)



                                     By: /s/ Stephen V. Imbler
                                         ------------------------------------
                                         Stephen V. Imbler
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              EXHIBITS
-------             --------

 11.1               Statement of Computation of Net Income Per Share

 27.1               Financial Data Schedule