Form 10-Q
period 1997-12-31
ARBOR SOFTWARE CORP
filed 1998-02-13
CIK 1001113

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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


                                 (408) 744-9500
              (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of January 31, 1998 there were 11,376,670 shares of the Registrant's common stock outstanding.

================================================================================

                           ARBOR SOFTWARE CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                          PAGE
                                                                                           ----


Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            at December 31, 1997 and March 31, 1997....................................      3

            Condensed Consolidated Statements of Income
            for the three months and nine months ended December 31, 1997 and 1996......      4

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended December 31, 1997 and 1996.......................      5

            Notes to Condensed Consolidated Financial Statements.......................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................................      9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................     20

Item 6.     Exhibits and Reports on Form 8-K...........................................     22

SIGNATURES  ...........................................................................     23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ARBOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     DECEMBER 31,    MARCH 31,
                                                                                         1997          1997
                                                                                        -------       -------
                                                                                      (UNAUDITED)
                                            ASSETS

    Current assets:
      Cash and cash equivalents .................................................       $ 7,933       $ 5,647
      Short-term investments ....................................................        24,622        23,204
      Accounts receivable, net of allowances of $1,263 and $783 .................        22,397        12,877
      Deferred tax assets .......................................................         4,203         4,203
      Prepaid expenses and other current assets .................................         2,416         1,051
                                                                                        -------       -------
         Total current assets ...................................................        61,571        46,982

    Property and equipment, net .................................................        12,224        11,424
    Goodwill and intangible assets, net .........................................         3,000            --
    Other assets ................................................................           945         1,183
                                                                                        -------       -------
                                                                                        $77,740       $59,589
                                                                                        =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable ..........................................................       $   979       $ 2,183
      Accrued expenses and other current liabilities ............................        13,955         7,840
      Deferred revenue ..........................................................        10,700         5,954
      Current portion of lease obligations ......................................           474           761
                                                                                        -------       -------
         Total current liabilities ..............................................        26,108        16,738
                                                                                        -------       -------

    Lease obligations, long-term ................................................            43           279
                                                                                        -------       -------

    Stockholders' equity:
       Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
         issued and outstanding .................................................            --            --
       Common stock, $0.001 par value; 50,000,000 shares
         authorized;  11,368,000 and 11,126,000 shares issued and outstanding....            11            11
       Additional paid-in capital ...............................................        44,550        39,223
       Retained earnings ........................................................         6,959         3,307
       Cumulative translation adjustment ........................................            69            31
                                                                                        -------       -------
         Total stockholders' equity .............................................        51,589        42,572
                                                                                        -------       -------
                                                                                        $77,740       $59,589
                                                                                        =======       =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                           ------------------------        ------------------------
                                             1997            1996            1997            1996
                                           --------        --------        --------        --------
 Revenues:
    License ........................       $ 17,482        $ 10,230        $ 44,951        $ 26,914
    Maintenance, support and other..          3,895           2,244          10,545           5,625
                                           --------        --------        --------        --------
       Total revenues ..............         21,377          12,474          55,496          32,539
                                           --------        --------        --------        --------
Cost of revenues:
    License ........................            342             130             938             553
    Maintenance, support and other..          1,685           1,078           4,557           2,642
                                           --------        --------        --------        --------
       Total cost of revenues ......          2,027           1,208           5,495           3,195
                                           --------        --------        --------        --------
 Gross profit ......................         19,350          11,266          50,001          29,344
                                           --------        --------        --------        --------
 Operating expenses:
    Sales and marketing ............         10,233           6,166          27,516          15,990
    Research and development .......          2,918           2,041           7,332           4,994
    General and administrative .....          2,241           1,161           5,658           3,165
    Acquired in-process technology..          3,000              --           3,000              --
                                           --------        --------        --------        --------
       Total operating expenses ....         18,392           9,368          43,506          24,149
                                           --------        --------        --------        --------
 Income from operations ............            958           1,898           6,495           5,195
 Interest and other income .........            441             471           1,158           1,329
 Interest expense ..................            (23)            (57)            (94)           (195)
                                           --------        --------        --------        --------
 Income before income taxes ........          1,376           2,312           7,559           6,329
 Provision for income taxes ........         (1,619)           (809)         (3,907)         (2,215)
                                           --------        --------        --------        --------
 Net income (loss) .................       $   (243)       $  1,503        $  3,652        $  4,114
                                           ========        ========        ========        ========
 Basic earnings (loss) per share....       $  (0.02)       $   0.14        $   0.33        $   0.38
                                           ========        ========        ========        ========
 Diluted earnings (loss) per share..       $  (0.02)       $   0.13        $   0.31        $   0.35
                                           ========        ========        ========        ========
 Shares used to compute basic
   earnings (loss) per share .......         11,245          11,022          11,201          10,957
                                           ========        ========        ========        ========

 Shares used to compute diluted
   earnings (loss) per share .......         11,245          11,713          11,929          11,715
                                           ========        ========        ========        ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                            ------------------------
                                                                              1997           1996
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................       $  3,652        $  4,114
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .................................          3,360           1,457
      Provision for doubtful accounts ...............................            480             262
      Acquired in-process technology ................................          3,000              --
      Changes in assets and liabilities (net of effect of AppSource acquisition):
         Accounts receivable ........................................         (9,710)         (5,333)
         Prepaid expenses and other current assets ..................         (1,205)           (463)
         Other assets ...............................................            238            (204)
         Accounts payable ...........................................         (1,244)            245
         Accrued expenses and other current liabilities .............          5,840           1,578
         Deferred revenue ...........................................          4,746           1,095
                                                                            --------        --------
             Net cash provided by operating activities ..............          9,157           2,751
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments, net ..........................         (1,418)           (778)
  Purchase of AppSource, net of cash received .......................         (2,965)             --
  Purchases of property and equipment ...............................         (4,088)         (6,008)
                                                                            --------        --------
             Net cash used in investing activities ..................         (8,471)         (6,786)
                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net .......................          2,085           1,109
  Repayment of capital lease obligations ............................           (523)           (545)
                                                                            --------        --------
             Net cash provided by financing activities ..............          1,562             564
                                                                            --------        --------

Effect of exchange rate changes on cash and cash equivalents ........             38              49
                                                                            --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          2,286          (3,422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................          5,647          10,698
                                                                            --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................       $  7,933        $  7,276
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest ............................................       $     95        $    194
  Cash paid for income taxes ........................................       $  2,675        $  2,557

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in connection with purchase of AppSource ......       $  3,200        $     --


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's fiscal year 1997 Annual Report on Form 10-K. The condensed consolidated results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1998. The March 31, 1997 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.      Acquisition of AppSource Corporation

        On December 24, 1997, the Company acquired all of the outstanding shares of AppSource Corporation (hereafter referred to as "AppSource"), a Florida corporation. AppSource is a developer of OLAP-centric software for sales, marketing and executive information system ("EIS") applications. Consideration for this purchase was $3,200,000 in cash and 96,032 shares of the Company's common stock. The total value attributed to the common stock issued by the Company was $3,200,000. The Company also incurred $250,000 in transaction costs.

        The acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of AppSource are included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the fair market values at the date of acquisition, as summarized below (in thousands):


Cash .............................       $   235
Other current assets .............           480
In-process technology ............         3,000
Goodwill and intangible assets....         3,000
Current liabilities assumed ......           (65)
                                         -------
                                         $ 6,650
                                         =======


        The total purchase price was derived as follows (in thousands):

        Cash payment..........................        $  3,200
        Issuance of common stock..............           3,200
        Accrued transaction expenses..........             250
                                                      --------
                                                      $  6,650
                                                      ========

        The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to goodwill and other intangible assets are being amortized on a straight-line basis over four years.

3.       Earnings Per Share

        During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS
128). FAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing diluted EPS, the average price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending price as used in the computation of fully diluted EPS. Earnings per share for all prior periods have been restated to conform to the provisions of FAS 128.

        Following is a reconciliation of the denominators of the basic and diluted EPS computations for the periods presented below:


                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  DECEMBER 31,              DECEMBER 31,
                                           -----------------------       ---------------------
                                             1997           1996          1997          1996
                                           --------        -------       -------       -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) ....................     $   (243)       $ 1,503       $ 3,652       $ 4,114
                                           ========        =======       =======       =======

Shares Calculation:

Average basic shares outstanding .....       11,245         11,022        11,201        10,957

Effect of Dilutive Securities:

Options ..............................           --            691           707           752
                                           --------        -------       -------       -------

   Total shares used to compute
   diluted earnings (loss) per share..       11,245         11,713        11,908        11,709
                                           ========        =======       =======       =======

Earnings (loss) per basic share ......     $  (0.02)       $  0.14       $  0.33       $  0.38
                                           ========        =======       =======       =======

Earnings (loss) per diluted share ....     $  (0.02)       $  0.13       $  0.31       $  0.35
                                           ========        =======       =======       =======


        Options to purchase 736,435 shares of common stock at prices ranging from $0.07 to $39.50 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because either the options' exercise price was greater than the average market price of the common shares or inclusion of such options would have been antidilutive.

4.      Accrued Expenses and Other Current Liablities

        Accrued expenses and other current liabilities consist of the following (in thousands):


                         DECEMBER 31,   MARCH 31,
                            1997           1997
                           -------       -------
                         (UNAUDITED)
Income taxes payable.      $ 2,986       $ 1,754
Accrued commissions..        2,996         1,290
Accrued benefits ....        2,028         1,758
Other ...............        5,945         3,038
                           -------       -------
                           $13,955       $ 7,840
                           =======       =======


5.      Recent Accounting Pronouncements

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

BUSINESS ACQUISITION

        On December 24, 1997, the Company acquired AppSource Corporation, a Florida corporation. AppSource is a developer of OLAP-centric software for sales, marketing and EIS applications. The total acquisition price of approximately $6.7 million was funded from a combination of the Company's existing working capital and newly issued common stock. Approximately $3.0 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the third quarter ended December 31, 1997. The charge resulting from in-process technology is not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of AppSource are included in the consolidated financial statements from the date of acquisition. See Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

        The following table sets forth certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues for the periods indicated:


                                             THREE MONTHS                NINE MONTHS
                                          ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                         -------------------         -------------------
                                         1997          1996          1997          1996
                                         -----         -----         -----         -----
Revenues:
  License ........................        81.8%         82.0%         81.0%         82.7%
  Maintenance, support and other..        18.2          18.0          19.0          17.3
                                         -----         -----         -----         -----
     Total revenues ..............       100.0         100.0         100.0         100.0
                                         -----         -----         -----         -----
Cost of revenues:
  License ........................         1.6           1.1           1.7           1.7
  Maintenance, support and other..         7.9                       8.68.2          8.1
                                         -----         -----         -----         -----
     Total cost of revenues ......         9.5           9.7           9.9           9.8
                                         -----         -----         -----         -----
Gross profit .....................        90.5          90.3          90.1          90.2
                                         -----         -----         -----         -----
Operating expenses:
  Sales and marketing ............        47.9          49.4          49.6          49.2
  Research and development .......        13.6          16.4          13.2          15.3
  General and administrative .....        10.5           9.3          10.2           9.7
  Acquired in-process technology..        14.0            --           5.4            --
                                         -----         -----         -----         -----
Total operating expenses .........        86.0          75.1          78.4          74.2
                                         -----         -----         -----         -----
Income from operations ...........         4.5          15.2          11.7          16.0
Interest and other income ........         2.1           3.8           2.1           4.0
Interest expense .................        (0.1)         (0.5)         (0.2)         (0.6)
                                          -----         -----         -----         -----
Income before income taxes .......         6.5          18.5          13.6          19.4
Provision for income taxes .......        (7.6)         (6.5)         (7.0)         (6.8)
                                         -----         -----         -----         -----
Net income .......................        (1.1)%        12.0%          6.6%         12.6%
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

        The Company's total revenues for the three months ended December 31, 1997 increased 71% to $21.4 million from $12.5 million for the three months ended December 31, 1996, and for the nine months ended December 31, 1997 increased 71% to $55.5 million from $32.5 million for the nine months ended December 31, 1996. License revenues for the three months ended December 31, 1997 increased 71% to $17.5 million from $10.2 million for the three months ended December 31, 1996, and for the nine months ended December 31, 1997 increased 67% to $45.0 million from $26.9 million for the nine months ended December 31, 1996. The increases are attributable to an increase in the number of licenses sold due in part to the expansion of the direct and indirect sales forces. Direct and indirect license revenues for the three months ended December 31, 1997 increased by 86% and 31%, respectively, when compared to the three months ended December 31, 1996, and for the nine months ended December 31, 1997 increased by 82% and 32%, respectively, when compared to the nine months ended December 31, 1996. Maintenance, support and other revenues for the three months ended December 31, 1997 increased 74% to $3.9 million from $2.2 million for the three months ended December 31, 1996, and for the nine months ended December 31, 1997 increased 87% to $10.5 million from $5.6 million for the nine months ended December 31, 1996. The increase is attributable to a larger installed base providing incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses was 82% for each of the three months ended December 31, 1997 and 1996, and for the nine months ended December 31, 1997 decreased to 81% from 83% for the nine months ended December 31, 1996.

        Revenues derived through indirect channel partners accounted for approximately 17%, 22%, 19% and 25% of the Company's total revenues for the three months ended December 31, 1997 and 1996, and the nine months ended December 31, 1997 and 1996, respectively. The percentage decrease is due primarily to a decline in revenues attributable to Comshare Incorporated ("Comshare"). The Company continues its strategy of signing up new indirect channel partners to expand the market presence of Essbase worldwide. The Company reports revenues derived from indirect channel partners in the period in which the revenues are reported to the Company by the channel partner or at the time of shipment in those instances when the Company is able to identify the end users.

        Total international revenues (which exclude revenues from the U.S. and Canada) from the Company's direct sales accounted for approximately 14%, 10%, 15% and 10% of the Company's total revenues for the three months ended December 31, 1997 and 1996, and the nine months ended December 31, 1997 and 1996, respectively. International license and service revenues increased to $3.0 million for the three months ended December 31, 1997 from $1.2 million for the three months ended December 31, 1996, and increased to $8.2 million for the nine months ended December 31, 1997 from $3.3 million for the nine months ended December 31, 1996, primarily due to expansion of the international direct and indirect sales forces. The Company records revenues from its United States-based indirect channel partners as domestic revenues, although certain of such partners sell the Company's products both domestically and internationally.

COST OF REVENUES

        Cost of License Revenues. Cost of license revenues consists primarily of product packaging, documentation, production costs and royalties paid for licensed technologies. Cost of license revenues for the three months ended December 31, 1997 increased as a percentage of license revenues to 2% from 1% for the three months ended December 31, 1996 and accounted for 2% of total license revenues for each of the nine months ended December 31, 1997 and 1996.

        Cost of Maintenance, Support and Other. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues decreased as a percentage of maintenance, support and other revenues to 43% for the three months ended December 31, 1997 from 48% for the three months ended December 31, 1996 and decreased to 43% for the nine months ended December 31, 1997 from 47% for the nine months ended December 31, 1996. The decrease as a percentage of maintenance, support and other revenues was primarily due to increased maintenance revenues, which have a lower cost structure than support and training.

OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased to $10.2 million for the three months ended December 31, 1997 from $6.2 million for the three months ended December 31, 1996, and increased to $27.5 million for the nine months ended December 31, 1997 from $16.0 million for the nine months ended December 31, 1996, approximating 48%, 49%, 50% and 49% of total revenues for the three months ended December 31, 1997 and 1996, and the nine months ended December 31, 1997 and 1996, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the direct sales force in North America, Europe and Australia, including new offices in Canada, France, Germany, and Australia. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for the remainder of fiscal 1998.

        Research and Development. Research and development expenses consist primarily of salaries and related expenses, consultants and depreciation of development equipment. Research and development expenses increased to $2.9 million for the three months ended December 31, 1997 from $2.0 million for the three months ended December 31, 1996, and increased to $7.3 million for the nine months ended December 31, 1997 from $5.0 million for the nine months ended December 31, 1996, approximating 14%, 16%, 13% and 15% of total revenues, respectively. The increase in dollar amount was primarily due to an increase in the number of software engineers and an increase in consulting fees relating to applications, joint development projects and associated support required to develop Essbase enhancements. The Company believes that a significant level of investment for product research and development is required to remain competitive. Accordingly, the Company anticipates that it will continue to devote substantial resources to product research and development and that research and development expenses will increase in absolute dollars for the remainder of fiscal 1998.

        General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, investor relations, legal, MIS, human resources and general management, as well as bad debt, insurance and professional fees. General and administrative expenses increased to $2.2 million for the three months ended December 31, 1997 from $1.2 million for the three months ended December 31, 1996 and increased to $5.7 million for the nine months ended December 31, 1997 from $3.2 million for the nine months ended December 31, 1996, approximating 11%, 9%, 10% and 10% of total revenues, respectively. The increase in dollar amount was primarily due to increased staffing necessary to manage and support the Company's expansion as well as increased professional fees, including legal fees related to the Comshare and the Gentia Software plc ("Gentia Software") (formerly known as Planning Sciences International plc and Planning Sciences, Inc.) litigation. The Company believes that its general and administrative expenses will increase in absolute dollar amounts for the remainder of fiscal 1998 as the Company expands its administrative staff and adds infrastructure. The Company also expects general and administrative expenses to increase for the remainder of fiscal 1998 as a result of legal fees resulting from the Gentia Software litigation. During the quarter, the Company and Comshare settled all claims and counterclaims between the parties in the action previously filed by the Company. See "Legal Proceedings" in Part II, Item 1 below. See also "Risk Factors -- Risks Associated with Litigation and Related Costs" in this Part I,
Item 2 below. See also the Company's recent report on Form 8-K, dated December 12, 1997, filed with the Securities and Exchange Commission on December 24, 1997.


INTEREST AND OTHER INCOME AND INTEREST EXPENSE

        Interest and other income primarily represents interest income earned on the Company's cash, cash equivalents and short-term investments, and foreign exchange transaction gains and losses. Interest and other income decreased to $441,000 for the three months ended December 31, 1997 from $471,000 for the three months ended December 31, 1996, primarily due to lower cash and investment balances, and decreased to $1.2 million for the nine months ended December 31, 1997 from $1.3 million for the nine months ended December 31, 1996, primarily due to lower cash and investment balances and foreign exchange losses in the first quarter of fiscal 1998. Interest expense results from the Company's capital leases and decreased to $23,000 for the three months ended December 31, 1997 from $57,000 for the three months ended December 31, 1996, and decreased to $94,000 for the nine months ended December 31, 1997 from $195,000 for the nine months ended December 31, 1996. The decreases are due to a decline in the outstanding balance of capital lease obligations.

PROVISION FOR INCOME TAXES

        The provision for income taxes increased to $1.6 million for the three months ended December 31, 1997 from $809,000 for the three months ended December 31, 1996, and increased to $3.9 million for the nine months ended December 31, 1997 from $2.2 million for the nine months ended December 31, 1996. The Company's effective tax rate was 118% and 52% for the three and nine months ended December 31, 1997, respectively. The Company's effective tax rate was 35% for each of the three and nine month periods ended December 31, 1996. The increased effective tax rate for the three and nine month periods ended December 31, 1997, respectively, is due to the $3.0 million of in-process technology acquired in connection with the Appsource acquisition. The charge resulting from in-process technology is not deductible for income tax purposes. Excluding the write-off of the acquired in-process technology from Appsource the effective tax rate for the three and nine month periods ended December 31, 1997 would have been 37%. The Company expects that its effective tax rate will be 37% for the remainder of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, the Company had $32.6 million in cash, cash equivalents and short-term investments. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less when purchased. Net cash provided by operating activities was $9.2 million for the nine months ended December 31, 1997, and was primarily attributable to net income of $3.7 million, increases in accrued expenses and other current liabilities of $5.8 million, and deferred revenue of $4.7 million, as well as depreciation and amortization expense of $3.4 million and acquired in-process technology of $3.0 million, offset by increases in accounts receivable of $9.7 million, prepaid expenses and other current assets of $1.2 million and a decrease in accounts payable of $1.2 million.

        The Company has a line of credit which provides for borrowings of up to $5.0 million at the bank's prime rate and expires in December 1998. As of December 31, 1997, the Company had no outstanding borrowings under its credit facility.

        As of December 31, 1997, the Company's principal commitments consisted of obligations under operating and capital leases. As of December 31, 1997, the Company had $517,000 in outstanding borrowings under capital leases which are payable through calendar year 1998.

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

        Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results have in the past varied significantly and likely will continue to vary significantly in the future depending on factors, including (i) demand for the Company's Essbase software and related products; (ii) the Company's relationships with and the consistency of sales generated by its indirect channel partners;(iii) the level of price and product competition; changes in pricing policies by the Company or its competitors; (iv) changes in the mix of indirect channels through which Essbase is offered; (v) the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; (vi) the ability of the Company to develop, introduce and market new and enhanced versions of Essbase on a timely basis; (vii) the size, timing and structure of significant licenses;
(viii) changes in the Company's sales incentive strategy; (ix) the timing of revenue recognition under the Company's agreements; (x) customer order deferrals in anticipation of enhancements to Essbase or enhancements of new products of competitors; (xi) the impact of acquisitions by competitors and indirect channel partners; (xii) the level of the Company's international revenues; (xiii) foreign currency exchange rates; (xv) the renewal of maintenance and support agreements; (xvi) product life cycles; (xvii) software defects and other product quality problems; (xviii) personnel changes; (ixx) changes in Company strategy; and (xx) changes in the level of operating expenses and general domestic and international economic and political conditions. The operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may experience comparatively slower growth in its first fiscal quarter and summer months, which overlap into its second fiscal quarter. The Company sells substantially more product towards the end of each quarter, due in part to established buying patterns within the software industry. As a result, the magnitude of any quarterly fluctuations may not become evident until late in the quarter. Essbase orders are typically shipped shortly after receipt, and consequently in the past, order backlog at the beginning of any quarter has represented only a small portion of that quarter's expected revenues. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

        Due to all of the foregoing, revenues for any future quarter are not predictable with any significant degree of accuracy. Quarterly revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to license and maintenance and support purchases, varies substantially from customer to customer. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Although the Company has experienced significant growth in total revenues in recent years, the Company does not believe that historical growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. The Company's limited operating history makes the prediction of future operating results difficult, if not impossible.

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

        Dependence Upon Indirect Channel Partners. In addition to its direct sales force, the Company relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of Essbase in the United States and internationally. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Essbase. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Essbase effectively or be able to release their Essbase embedded products in a timely manner, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. No assurance can be given that revenues derived from indirect channel partners will not fluctuate significantly in subsequent periods or will not terminate entirely.

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

        Management of Growth; Risks related to and Integration of Acquisitions. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of December 31, 1997, the Company had grown to 348 employees since its inception in April 1991, and the Company expects that continued hiring of new personnel will be required to support its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, which will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model.

        A key component of the Company's growth strategy is the acquisition of OLAP-centric firms that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of acquired entities and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse impact on the reputation of the Company as a whole, and any acquired subsidiary could significantly underperform relative to the Company's expectations. Due to the foregoing, the Company's pursuit of an overall acquisition strategy or any individual completed or future acquisition may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        The Company's future performance will depend on the Company's ability to integrate the organizations acquired by the Company, which, even if successful, may take a significant period of time, will place a significant strain on the Company's resources, and could subject the Company to additional expenses during the integration process. As a result, there can be no assurance that the Company will be able to integrate acquired businesses successfully or in a timely manner in accordance with its strategic objectives. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Competition," and "Personnel."

        Potential Volatility of Stock Price. The market price of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, relationships with indirect channel partners, announcements relating to the Company's current litigation with Gentia Software, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the capital stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

        Risks Associated with International Operations. The Company's future financial performance will depend in large part on the growth and performance of the Company's international operations. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company maintains offices in Vancouver, British Columbia, Canada; Paris, France; Frankfurt, Hamburg and Munich, Germany; and Sydney, Australia and is currently investing significant time, financial resources and management attention to developing its international operations, including the development of certain third party distributor relationships and the hiring of additional sales representatives. However, there can be no assurance that the Company will be successful in expanding its international operations or that the Company will be able to maintain or increase international market demand for Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

        International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, higher costs of doing business, costs of localizing products for different languages, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other services, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars, British pounds sterling, German deutsche marks or French francs. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. Sales generated by the Company's indirect channel partners are currently paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

        Competition. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle Corporation (Express), Pilot Software, Inc., a division of Platinum Equity Holdings (Pilot Analysis Server); Gentia Software (Gentia); Applix, Inc. (TM1); Holistic Systems, a division of Seagate Technology, Inc. (Holos) and Microsoft Corporation ("Microsoft"), Microsoft OLAP Server, currently in beta, through its acquisition of OLAP technology from Panorama Software of Tel Aviv, Israel; (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Pillar and Enterprise); and (iii) vendors of OLAP/relational database software (ROLAP) such as Information Advantage, Inc. (Decision Suite); Informix Corporation (Metacube); and Microstrategy, Inc. (DSS Agent). See Part II, Item
1. Legal Proceedings. See also "Risk Factors -- Risks Associated with Litigation and Related Costs."

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

        Personnel. The effective management of the Company's business will depend, in large part, upon the Company's ability to retain its highly skilled technical, managerial, sales and marketing personnel as well as its ability to attract and maintain additions to such personnel in the future. If the Company is unable to retain its key technical, managerial, sales and marketing personnel, or attract, assimilate and retain additional qualified personnel, particularly those in key positions, the Company's business, operating results and financial condition would be materially adversely affected. Competition for personnel in the computer software industry is intense and the Company has experienced some difficulties recruiting qualified personnel.

        Risks Associated with Litigation and Related Costs. The Company's ongoing litigation with Gentia Software has and will lead to increased legal costs to the Company. No assurance can be given as to when this litigation proceeding will be resolved or that management will not be distracted from their normal duties as a result of this proceeding. The Company believes that it has meritorious claims against Gentia Software and that it has meritorious defenses against Gentia Software's claims that the U.S. Patent No. 5,359,724 is invalid, and intends to vigorously pursue its claims and defend itself against Gentia Software's claims. The outcome of the Gentia Software litigation is uncertain at this time and no assurance can be given as to the outcome of the litigation. However, management does not believe that the outcome of the Gentia Software litigation will have a material adverse effect on the Company. During the quarter, the Company and Comshare settled all claims and counterclaims between the parties in the action previously filed by the Company. See "Legal Proceedings" in Part II, Item 1 below.

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

        The functioning of Essbase is not affected by dates containing the year 2000 or subsequent years. This is due to the fact that Essbase does not store any date information as a data type in its database and does not perform any date calculations. However, customer's allocations of their financial resources to deal with this issue generally may reduce their ability to purchase products such as Essbase and related products and services. This reallocation of financial resources could have an adverse effect on the Company's business, operating results and financial condition.

        Risks of the Year 2000 Issue on Internal Information Systems. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On December 12, 1997, the Company and Comshare settled all claims and counterclaims between the parties in the action entitled Arbor Software Corporation v. Comshare, Incorporated, Civil Action No. C-96-20812 RMW, previously filed by the Company in the United States District Court for the Northern District of California. As a part of the settlement, the Company and Comshare entered into a Second Amendment to the License Agreement between the Company and Comshare. On December 19, 1997, the Company and Comshare filed a joint stipulation whereby all claims and counterclaims asserted in the action were dismissed with prejudice. See the Company's Form 8-K, dated December 12, 1997, filed with the Securities Exchange Commission on December 24, 1997, for discussion of the settlement.

        On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "'724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the '724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the '724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California. On July 11, 1997, Gentia Software filed a request for reexamination of the '724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. The reexamination proceedings are currently pending. On December 11, 1997, the Court ordered that the litigation will not be set for trial until after completion of the reexamination, but denied Gentia Software's request to stay the entire litigation. The parties are presently engaged in discovery.

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

        The preceding current litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel. See "Risks Associated with Litigation and Related Costs" in Part I, Item 2 above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               Financial Data Schedule (Exhibit 27.1)

           (b) Reports on Form 8-K

               A Report on Form 8-K, dated December 12, 1997, was filed with the Securities Exchange Commission on December 24, 1997, for the Comshare settlement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 11, 1998         ARBOR SOFTWARE CORPORATION
                                 (Registrant)



                                 By: /s/ Stephen V. Imbler
                                    ---------------------------------------
                                      Stephen V. Imbler
                                      Senior Vice President and Chief Financial
                                      Officer (Duly Authorized Officer and
                                      Principal Financial Officer)

                                EXHIBIT INDEX



Exhibit
  No.                           Description
-------      ----------------------------------------------------

 27.1           Financial Data Schedule