Form 10-K405
period 1998-03-31
ARBOR SOFTWARE CORP
filed 1998-06-10
CIK 1001113

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the Common Stock held by non-affiliates of the registrant as of May 31, 1998 was $ 369,464,860.

           The number of shares outstanding of the registrant's Common Stock as of May 31, 1998 was 11,470,075.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement to be issued in connection with the registrant's Annual Meeting of Stockholders to be held August 11, 1998.

           Portions of the registrant's Current Report on Form 8-K, dated May 25, 1998.

================================================================================

                           ARBOR SOFTWARE CORPORATION

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      INDEX

                                                                                   Page
                                     PART I
Item 1.     Business ..........................................................      1
Item 2.     Properties ........................................................     20
Item 3.     Legal Proceedings .................................................     20
Item 4.     Submission of Matters to a Vote of Security Holders ...............     21


                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters ...........................................................     22
Item 6.     Selected Consolidated Financial Data ..............................     22
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................     23
Item 8.     Financial Statements and Supplementary Data .......................     31
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures..........................................     50


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ................     50
Item 11.    Executive Compensation.............................................     52
Item 12.    Security Ownership of Certain Beneficial Owners and Management ....     54
Item 13.    Certain Relationships and Related Transactions ....................     56


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ..........................................................     57
            Signatures ........................................................     60

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

ITEM 1.  BUSINESS

GENERAL

            Arbor develops and markets enterprise on-line analytical processing ("OLAP") software for management reporting, analysis and planning applications. The Company's Arbor Essbase software is a powerful OLAP server that integrates data from throughout an enterprise, including data from relational databases, data warehouses and other data repositories, and allows users to perform multidimensional analysis on this data utilizing spreadsheets, query tools, report writers and web browsers. Arbor Essbase users can easily access and organize large volumes of historical and projected data, rapidly perform interactive what-if scenario analyses and share this information with users throughout the enterprise. Arbor's product family consists principally of Arbor Essbase OLAP Server, and complementary products that extend and enhance the functionality of the Arbor Essbase solution, including user tools, developer tools, server management and data integration modules, and application modules. Arbor Essbase is easy to use and deploy rapidly, possesses robust calculation capabilities, provides rapid response to user requests and incorporates user-generated scenario data. Arbor Essbase also has the flexibility to reorganize and present data from a variety of perspectives without disturbing the integrity of the underlying historical data or causing the degradation of network performance.

            Arbor Essbase is marketed and sold in the United States, Canada and Europe through the Company's direct sales force, and worldwide through original equipment manufacturers ("OEMs"), value-added resellers ("VARs") and distributors, including Comshare, Incorporated ("Comshare"), Fujitsu Limited ("Fujitsu"), International Business Machine Corporation ("IBM"), i2 Technologies, Inc. ("i2 Technologies"), Lawson Software, Mitsubishi Corporation ("Mitsubishi"), PeopleSoft, Inc. ("PeopleSoft") and Walker Interactive Systems, Inc. ("Walker Interactive Systems"). Arbor Essbase has been adopted for planning and analysis functions by customers in a wide variety of industries, such as banking, consumer products, financial services, health care/pharmaceuticals, insurance, manufacturing, retail, technology, telecommunications, transportation and utilities.

INDUSTRY BACKGROUND

           To succeed in today's increasingly competitive markets, businesses must accelerate the rate at which they identify and respond to changing business conditions. An organization's market agility and ultimate success are dependent upon its ability to rapidly collect, organize and analyze data to make effective business decisions. Effective decision making depends in part on analysis of historical and projected data from throughout the enterprise. Such analyses, including profitability analysis, departmental budgeting, manufacturing mix analysis, trend analysis and financial consolidations, are computation-intensive and provide a basis for critical product, marketing, manufacturing, financial and human resource decisions. For example, to manage a product line, a brand manager may wish to understand the profitability of each product along many perspectives, or dimensions, such as channel, geography, customer, fiscal period or budget versus actual. Often the initial analysis leads to additional questions, resulting in significant follow-on or scenario analyses, such as the calculation of the projected per unit cost of a product under different currency exchange rate or raw materials cost assumptions.

Role of Information Systems and Data in Planning and Analysis

           In order to improve planning and analysis and decision making, many organizations have begun to implement business process reengineering initiatives. Consequently, they have made substantial investments in information systems to automate many activities, resulting in the generation of large quantities of data. Spreadsheets, databases, data warehouses and query and reporting tools are used to store, manipulate and review this data. Each performs specific functions but does not fully address organizations' needs to transform data into useful information upon which decisions can be based.

           Spreadsheets have gained wide acceptance in organizations as tools for planning and analysis due to their ease of use and low cost. Millions of spreadsheet "clients," or installations of spreadsheets on desktop PCs and workstations, are in use in departments throughout organizations, including finance, sales, marketing, manufacturing and operations. These users are accustomed to working with spreadsheets to perform planning and analysis functions, although the universe of data available to them for analysis has historically been limited due to MIS control of corporate data and the lack of integration between spreadsheets and data repositories. In order to optimize planning and analysis functions in these organizations, users require efficient access to the large quantities of historical data generally maintained in corporate databases and integration with projected and scenario data stored in spreadsheets. To transform this consolidated data into useful information, users must perform iterative multidimensional analyses.

           Relational database management systems are frequently used as repositories of historical data for common business operational systems. Relational databases are tuned to support high volume on-line transaction processing ("OLTP") applications such as data entry and are designed to store large quantities of data in simple tabular, two-dimensional form. Organizations often employ multiple relational databases, each architected according to a specific corporate requirement. While this approach optimizes various databases for specific corporate functions, it limits the integration of data for planning and analysis functions.

           In order to make data more accessible to users throughout the enterprise, corporate MIS personnel have begun to implement a strategy known as data warehousing. Data warehousing involves the controlled, periodic loading of selected historical data from various databases into a central repository in a summarized and standardized format that is made available to users on a read-only basis. This approach provides users with better access to critical data in the organization's relational databases, but users are not generally familiar enough with database syntax to extract data from data warehouses without assistance from MIS personnel or the use of query tools.

           Database query and reporting tools have been developed to make it easier for users to access and view the contents of databases and data warehouses. These tools are well-suited for viewing historical data and performing simple analytical functions, but they generally lack robust calculation capabilities and are not designed to integrate, modify or reorganize such data with projected data from spreadsheets. As a result, organizations require more powerful software for accessing and analyzing relational database and warehouse data.

On-Line Analytical Processing

           OLAP software is a category of software specifically designed for business planning and analysis. OLAP provides a basis for strategic and tactical decision making by allowing users to work with large volumes of historical and projected data located throughout the enterprise and transform such data into useful information. OLAP software is designed to facilitate planning and analysis by enabling users to organize easily and view data in multiple dimensions, rapidly perform interactive scenario analyses and share data with other users, without significant utilization of MIS resources.

           Some organizations are adopting multidimensional viewing tools (sometimes referred to as relational/OLAP) designed to extract and perform calculations on the contents of databases and data warehouses and to display the results in a multidimensional format. These tools generally do not permit the user to enter new data interactively in a multidimensional format, which limits the ability to perform what-if analysis and planning applications. In addition, most analytical tools, because of their reliance on SQL, have limited capability to perform complex analytical calculations on very large data volumes.

           To perform the planning and analysis required for effective business decision making, organizations require powerful OLAP software to access, aggregate, organize and perform calculations upon large volumes of historical and projected data located throughout the enterprise. This software must co-exist with and complement customers' relational databases, data warehouses, legacy databases and spreadsheets, possess robust calculation capabilities, provide rapid response to user requests, incorporate user-generated scenario data, enable an iterative analytical process and have the flexibility to reorganize and present data from a variety of perspectives without degradation of network performance. In addition, such software must be intuitive, easy to use, rapidly deployable and must provide simultaneous access to data by users in multiple departments. OLAP software that can address these multiple needs enables organizations to transform data into useful information and consequently substantially improves their decision making processes and ability to succeed in today's competitive environment.

THE ARBOR SOLUTION

           Arbor develops and markets enterprise OLAP software for management reporting, analysis and planning applications. Arbor Essbase is a powerful OLAP server designed to provide its customers with the following features and benefits:

           Integration of Data From Throughout the Enterprise. Arbor Essbase integrates large volumes of multi-source, multi-format data stored in relational databases, data warehouses, legacy repositories or other production systems with current and projected data from spreadsheets and other planning and analysis systems. Users can select, manipulate or substitute incoming data values as desired.

           High Performance Analytics. Arbor Essbase's highly specialized computation engine enables users to rapidly calculate data relationships and analyze large amounts of data organized in multiple dimensions. For example, a manager could interactively analyze a division's sales by channel, geography, customer, fiscal period or budget versus actual, among other dimensions. Arbor Essbase supports large databases of information and provides robust aggregation and drill down capabilities for trend analysis, time comparisons and statistical analyses. Arbor Essbase's high performance analytical capabilities allow users to rapidly perform planning and analysis functions, running multiple iterations and scenarios with immediate feedback.

           Ease of Use. Users access Arbor Essbase OLAP Server seamlessly through familiar Microsoft Excel and Lotus 1-2-3 spreadsheets or other popular front-end applications, eliminating the need for users to learn a new user interface or query or programming language. Arbor Essbase allows users to populate spreadsheets with summarized or computed data and to reorganize, pivot, drill down or navigate through such information using simple mouse-based operations. These factors are designed to result in quick customer adoption, repeated use and rapid proliferation throughout the organization.

           Flexibility. Arbor Essbase allows users to easily move, realign and add new categories of data for scenario analysis and to change analytical calculations or modify data relationships. These capabilities enable users to easily and quickly adapt their planning and analysis requirements to dynamic business and organizational conditions requiring little, if any, utilization of MIS resources.

           Open Systems Architecture. Arbor Essbase's open architecture enables compatibility with a wide range of third-party applications and tools. An Arbor Essbase OLAP Server can be accessed through a variety of third-party front-ends, including Microsoft Excel and Lotus 1-2-3 spreadsheets and executive information systems ("EIS") products such as Business Objects Americas' Business Objects, Comshare's Decision, Cognos Incorporated's PowerPlay and Andyne Computing Limited's PaBLO. Arbor's group of developer tools, including Arbor Essbase's open Application Programming Interface ("API") and Arbor Essbase Objects, also enables customers to build customized client applications that leverage Arbor Essbase. In addition, Arbor Essbase is compatible with leading relational databases sold by vendors such as IBM, Informix Corporation, Oracle Corporation and Sybase, Inc. Arbor Essbase also currently works with more than 20 database sources and operates on Windows NT and 95, OS/2, AS-400 and various UNIX servers (HP-UX, AIX and Solaris) over most major networks and complies with standard network protocols. With a broad range of software, hardware and network operability, Arbor Essbase can be deployed in virtually any existing corporate environment without requiring costly hardware upgrades or system enhancements.

           Client/Server Implementation. Arbor Essbase employs a client/server architecture in which the transmission, viewing, computing and processing of data is optimized between the clients and the network server. Arbor Essbase enables simultaneous data sharing by allowing users connected to different local and wide area networks to access Arbor Essbase through standard network protocols. Computationally intensive functions are performed on the server where the highest processing power resides. Only the requested data is then transmitted over the network to the client interface, thereby minimizing network traffic. Arbor Essbase also supports multi-threaded symmetrical multiprocessing to take advantage of advancements in server hardware and operating systems.

THE ARBOR STRATEGY

           Arbor's objective is to extend its position as a leading provider of OLAP solutions. Key elements of the Company's strategy include:

           Maintain Technology Leadership. The Company has developed a number of technologies specifically to meet the performance, capacity, usability and functionality requirements for on-line analytical processing. The Company intends to maintain its technology leadership position by continuing to focus its development efforts on providing support for larger databases, more rapid calculation capabilities, higher levels of functionality and scalability and improved ease of use. In addition, the Company intends to develop and market complementary products to enhance and extend the functionality of Arbor Essbase.

           Foster Strategic Relationships. To accelerate the adoption of Arbor Essbase as a standard platform for OLAP, the Company has formed strategic relationships with many providers of software applications, tools, services and distribution. The Company leverages third-party consulting services and distribution capabilities to enable it to focus on providing industry leading OLAP software. The Company's strategic relationships include the following:

           - Application Partners. These partners include developers of packaged solutions that incorporate Arbor Essbase for executive information systems, budgeting and performance measurement applications.

           - Tools Partners. These partners include developers of query and reporting tools, application development software and other software that can be integrated with Arbor Essbase. This integration provides Arbor Essbase users with a variety of alternatives for implementing OLAP in a broad range of computing environments.

           - Service Partners. The Company has a number of service partners including consulting and education specialists that help promote, develop and deploy Arbor Essbase applications.

           - Distribution Partners. These partners include worldwide and territory-specific resellers that typically address geographic or other markets.

           Pursue an Open Systems Approach. The Company seeks to maximize the market for Arbor Essbase by designing it to adhere to industry standards. Arbor Essbase has a heterogeneous open architecture and operates with a wide range of third-party front-ends, databases, operating systems and network protocols. The Company believes that its open systems approach represents a competitive advantage versus competing solutions that are more proprietary in nature.

           Leverage Existing Customer Investments in Information Technology. To facilitate the acceptance of its Arbor Essbase software, the Company has designed Arbor Essbase to take advantage of customers' existing MIS investments. Arbor Essbase is designed to work within the most popular spreadsheets and to integrate data from existing relational databases, legacy repositories and emerging data warehouses. These compatibilities, along with the Company's open systems approach, allow customers to deploy Arbor Essbase rapidly and enhance their existing MIS investments, including software, data repositories, hardware, network infrastructure and training.

           Target Horizontal Markets. Because planning and analysis are critical corporate functions in a wide variety of industries, the Company is focused on targeting its solutions in a broad range of markets. The Company targets companies in banking, consumer products, financial services, health care/pharmaceuticals, insurance, manufacturing, retail, technology, telecommunications, transportation and utilities. In addition, as organizations typically have multiple departments performing independent planning and analysis functions, the Company targets further deployment of its products within existing customer sites.

           Expand Global Sales Capabilities. The Company intends to expand its global sales capabilities by increasing the size of its direct sales organization and continuing to leverage distribution partners for selected markets. Arbor has offices in Vancouver, British Columbia, Canada; London, United Kingdom; Paris, France; Frankfurt, Hamburg and Munich, Germany; and Sydney, Australia and is currently investing significant time, financial resources and management attention to developing its international operations, including the development of certain third party distribution relationships and the hiring of additional sales representatives.

ARBOR ESSBASE SOFTWARE

           Arbor's OLAP product family is a comprehensive OLAP solution comprised of Arbor Essbase OLAP Server and complementary products that extend and enhance the functionality of the Arbor Essbase solution, including user tools, developer tools, server management and integration modules and application modules.

           Arbor Essbase OLAP Server. Arbor Essbase is an OLAP server based on a multidimensional database engine that supports simultaneous, multi-user access, analysis and write-back of data using multiple dimensions such as channel, geography, customer, fiscal period or budget versus actual. The analytical model, all data and data security controls reside at the Arbor Essbase OLAP Server, where data computation functions are performed. This approach to analytical calculations maximizes data integrity, reduces network traffic requirements and eliminates the need for high-performance client PCs and workstations. Specifically implemented as a client/server solution, Arbor Essbase can support simultaneous reading and writing by multiple users without perceptible impact on network performance and presents data to the user through a Spreadsheet Add-in or other common client interface. The Company released Arbor Essbase 5 in January 1998 to provide partitioning, additional scalability, manageability and suitability for larger applications and customer usage. Additionally, in February 1998, IBM announced the general availability of the IBM DB2 OLAP Server, a product that enables Arbor Essbase to store OLAP data directly in IBM's DB2 database software. Arbor Essbase operates on Windows NT and 95, OS/2, AS-400 and various UNIX operating systems (HP-UX, AIX, Solaris and DEC Alpha).

           Arbor Essbase User Tools. Arbor Essbase user tools enable users to optimize industry leading desktop tools to address the diverse data access and analysis needs of users across the enterprise. Arbor Essbase user tools include:

           - Arbor Essbase Spreadsheet Add-in. Arbor Essbase Spreadsheet Add-in turns familiar desktop spreadsheets, Microsoft Excel and Lotus 1-2-3, into tightly integrated OLAP clients for Arbor Essbase OLAP Server. Users work within the spreadsheet interface to activate special Arbor Essbase features through mouse clicks and familiar "drag and drop" operations. In addition to providing immediate data access, Arbor Essbase Spreadsheet Add-in provides multidimensional analysis capabilities such as drill down and pivoting. Because of the tight integration of Arbor Essbase Spreadsheet Add-in with the most widely used spreadsheet applications, Arbor Essbase Spreadsheet Add-in can be deployed easily throughout the enterprise.

           - Arbor WIRED for OLAP. Arbor WIRED for OLAP is an OLAP-centric analysis and presentation tool that operates in both client/server and Web-based computing architectures. Arbor WIRED for OLAP delivers intuitive information access and analysis to Arbor Essbase OLAP Server through highly graphical displays, powerful ad-hoc navigation and robust analytics. Suitable for a wide range of users from knowledge workers to executives, Arbor WIRED for OLAP delivers application-specific functionality for many complex sales, marketing and EIS applications. By utilizing a three-tier architecture, Arbor WIRED for OLAP facilitates analytical collaboration and information sharing.

               Through an integrated set of graphical design and administration tools, analytical applications can easily be customized or adapted to application specific needs without programming.

           - Crystal Info for Essbase. Crystal Info for Arbor Essbase integrates Crystal Info, the industry leading production report writer, reporting server and scheduling system from Seagate Software, with Arbor Essbase to deliver a comprehensive enterprise reporting system for OLAP applications. With Crystal Info for Essbase, users gain an OLAP aware high-volume production reporting solution with powerful distribution and flexible processing capabilities. Crystal Info for Essbase has three main components: Crystal Reports for Essbase, Crystal Info Scheduler, and Crystal Info Server.

           - Arbor Essbase SQL Drill-Through. Arbor Essbase SQL Drill-Through Module provides a tight link between the highly summarized data residing in Arbor Essbase and the detail data stored in OLTP and data warehouse relational databases. Using Arbor Essbase SQL Drill-Through users can automatically create SQL queries that retrieve detail data thus combining the capabilities of both systems to yield a full-featured analytical environment.

           Arbor Essbase Developer Tools. Arbor Essbase developer tools include OLAP-aware extensions and objects that leverage market leading application development environments for creating custom OLAP applications. Arbor Essbase developer tools include:

           - Arbor Essbase Application Programming Interface ("API"). Arbor Essbase API gives application developers the ability to quickly create custom applications using standard tools while using the robust data storage, retrieval, and manipulation capabilities of Arbor Essbase. Arbor Essbase API supports Microsoft Visual Basic, PowerBuilder, and C or C++ and can be used with client applications running on Windows NT and 95, Macintosh, OS/2, AS-400 and various UNIX servers (HP-UX, AIX, Solaris and DEC Alpha).

           - Arbor Essbase Objects. Arbor Essbase Objects is a comprehensive set of OLAP-aware 32-bit ActiveX controls for developing robust OLAP applications. Arbor Essbase Objects provides a complete set of controls for data navigation, selection, reporting and visualization. Users can quickly create sophisticated OLAP applications such as sales and marketing analysis, financial analysis, management reporting, enterprise information systems, budgeting, planning and forecasting. In addition, Arbor Essbase Objects allows for deployment of Arbor Essbase Objects applications in a wide range of computing environments -- standalone, client-server or distributed processing.

           - Arbor Essbase Web Gateway. Arbor Essbase Web Gateway is a multi-threaded server application which enables high-speed, interactive, read and write access to Arbor Essbase for OLAP applications over the World Wide Web. With Arbor Essbase Web Gateway, users can combine Arbor Essbase with Arbor Essbase Web Gateway to get a highly functional web-based solution that delivers sophisticated management reporting, provides ad-hoc multidimensional analysis, and enables development of comprehensive operational OLAP applications including planning, budgeting, and forecasting over intranets or the Internet.

           - Arbor Essbase Extended Spreadsheet Toolkit. Arbor Essbase Extended Spreadsheet Toolkit includes over 20 macro and Visual Basic for Application Developer ("VBA") functions which allow users to build customized Microsoft Excel or Lotus 1 2 3 applications that incorporate Essbase commands. Commands such as "retrieve," "send," or "calculate" can be built into menus, buttons and dialog boxes with the specific macros appearing as part of the Lotus 1-2-3 or Microsoft Excel macro library.

           Arbor Essbase Server Management and Data Integration Modules. The Arbor Essbase server management and data integration modules include the following:

           - Arbor Essbase Application Manager. Arbor Essbase Application Manager is a Windows application that is used to develop and maintain OLAP applications for Arbor Essbase OLAP Server. Arbor

               Essbase Application Manager is used to define the application's data structures, calculation scripts, data loading and structure building rules, database security and production report writing functions. Arbor Essbase Application Manager serves as an integrated graphical user interface for application designers and administrators to build, modify and manage applications. Its intuitive application design mode uses an outline metaphor to represent dimensions, hierarchical structures within dimensions and embedded dimensional calculations. Its powerful data loading and structure building functions ensure that applications can be built rapidly with tight links to OLTP or data warehouse repositories.

           - Arbor Essbase SQL Interface. Arbor Essbase SQL Interface enables access to over 20 PC and relational databases by making Arbor Essbase OLAP Server operate as an ODBC client. Using Arbor Essbase SQL Interface, data can be moved easily from these diverse corporate data sources into Arbor Essbase OLAP Server for user access and analysis.

           Arbor Essbase Application Modules. Arbor Essbase application modules include the following:

           - Arbor Essbase Adjustment Module. Arbor Essbase Adjustment Module streamlines management reporting and compresses management reporting cycle time by automating many routine accounting processes within a comprehensive reporting, analysis and planning solution.

           - Arbor Essbase Currency Conversion. Arbor Essbase Currency Conversion translates, analyzes, and reports foreign financial data. Exchange rate scenarios can be modeled, and analysts can even perform ad hoc currency conversions of data within Arbor Essbase directly from their spreadsheets.

           The Company generally licenses its products for one-time license fees which are determined on a per server and per port basis. The minimum installation consists of one Arbor Essbase OLAP Server with five ports. Ports are defined by the number of concurrent users that can access a given server. The U.S. list price for each Arbor Essbase OLAP Server and each port are currently listed at $25,000 and $3,500, respectively.

SALES AND MARKETING

           The Company markets and sells its products in the United States, Canada and Europe through the Company's direct sales force and worldwide through OEMs, VARs and distributors. The direct sales process involves the generation of sales leads through direct mail, seminars and telemarketing or requests for proposal from prospects. The Company's field sales force conducts multiple presentations and demonstrations of the Company's products to management and users at the customer site as part of the direct sales effort. Sales cycles generally last from three to six months. The direct sales force is responsible for local partner support, joint sales efforts and channel management. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with the Company's OEMs and VARs.

           The Company's sales and marketing organization consisted of 213 employees as of March 31, 1998. The Company has field sales offices in the metropolitan areas of Atlanta; Boston; Chicago; Dallas; Houston; Los Angeles; Washington, D.C.; Vancouver, British Columbia, Canada; Frankfurt, Hamburg and Munich, Germany; London, United Kingdom; Paris, France; and Sydney, Australia. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows, education and user group conferences.

           The Company has been able to leverage sales and marketing through its partnering strategy with indirect channel partners that distribute or resell the Company's products in their respective markets. Indirect channel partners accounted for approximately 23%, 25% and 28% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. The Company's indirect channel partners include Comshare, Fujitsu, IBM, i2 Technologies, Lawson Software, Mitsubishi, PeopleSoft and Walker Interactive Systems. See "Risk Factors
-- Dependence Upon Indirect Channel Partners."

           Included in total revenues are direct export sales from the United States to international customers. International revenues, which are attributable primarily to direct export sales to customers in Europe, accounted for 16%, 13% and 10% of total revenues in fiscal 1998, 1997 and 1996, respectively. In addition, although the Company records revenues from its United States based indirect channel partners as domestic revenues, such partners may sell Arbor Essbase to international customers. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company recently opened offices in Vancouver, British Columbia, Canada; and Sydney, Australia. The Company continues to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Arbor Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected. See "Risk Factors -- Risks Associated with International Operations."

CUSTOMER MAINTENANCE AND SUPPORT

           The Company believes that a high level of customer support is important to the successful marketing and sale of its products. Maintenance and support contracts, which are typically for twelve months, are offered with the initial license, may be renewed annually and are set at a fixed percentage of the total license fee. Substantially all of the Company's direct sales to customers have maintenance and support contracts that entitle the customers to patches, updates and upgrades, at no additional cost, if and when available, and technical hotline support. In addition, the Company offers classes and training programs available at the Company's headquarters, local training centers and customer sites. Telephone hotline support is complemented by an offering of a number of web-based support services. These include access to TechTips and FAQs (frequently asked questions), an interactive search engine for finding known problems, a patch download area, and an interface to the Company's technical support department's problem-tracking database, which allows customers to submit cases, and view the status of any of their current cases on-line. Users of Arbor Essbase can attend regional user group conferences throughout the year, at which Arbor Essbase skills and solutions are exchanged.

RESEARCH AND DEVELOPMENT

           The Company believes that its future success will depend in large part on its ability to maintain and enhance its leadership in OLAP server technology and develop new products that meet an expanding range of customer requirements. As of March 31, 1998, the Company's research and development organization consisted of 91 full-time employees. The research and development organization uses a phase oriented development process which includes constant monitoring of quality, schedule, functionality, costs and customer satisfaction. The product definition is based upon a consolidation of the requirements from existing customers, from technical support and from engineering. These are prioritized by the Company's management to fit business priorities and to meet the Company's vision.

           The Company's core Arbor Essbase technology is based upon a computation engine that exploits the sparse and dense characteristics of multidimensional data. The Company licenses an API to encourage partners to connect their client tools to the core Arbor Essbase OLAP Server. The Company's server technology is platform independent so that it can be ported to various platforms.

           The software industry, and specifically the market in which the Company competes, is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycle of each version of Arbor Essbase is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Arbor Essbase on a timely basis that keep pace with technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Arbor Essbase that respond to technological change or evolving industry standards or customer requirements, that the

Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Arbor Essbase. If release dates of any future Arbor Essbase enhancements are delayed or if when released they fail to achieve market acceptance, the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forgo purchases of current versions of Arbor Essbase, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Risks Associated with New Versions and New Products; Rapid Technological Change."

           Software products as internally complex as Arbor Essbase frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite extensive product testing by the Company, the Company has in the past released versions of Arbor Essbase with defects and has discovered software errors in Arbor Essbase and certain enhanced versions of Arbor Essbase after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Risk Factors -- Risk of Software Defects."

           The functioning of Arbor Essbase is not materially affected by dates containing the year 2000 or subsequent years. This is due to the fact that Arbor Essbase does not store date information as a data type in its database and does not perform date calculations. In addition, the definition of dates in Arbor Essbase is in the control of the user. See "Risk Factors -- Year 2000 Compliance."

COMPETITION

           The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle (Express); Gentia Software (Gentia); Seagate Software, a subsidiary of Seagate Technology (Holos); and Microsoft (Microsoft OLAP Server, currently in beta); (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of relational/OLAP software (ROLAP) such as Information Advantage (Decision Suite); Informix (Metacube); and Microstrategy (DSS Agent). See "Risk Factors -- Competition" and " -- Risks Associated with Litigation and Related Costs."

           The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. In addition, as the Company develops and enhances Arbor Essbase and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by indirect channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

           The Company's future success depends, in part, upon the availability of third party tools and applications that address customer requirements and work with Arbor Essbase through the Company's Arbor Essbase API. Failure by third parties to support the Company's API or failure by the Company to adopt industry standard API's, if and when they emerge, could materially adversely affect the Company's business, operating results and financial condition.

           Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's existing and prospective customers. Further, competitive pressures, such as those resulting from competitors discounting of their products, may require the Company to reduce the price of Arbor Essbase and complementary products, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

           The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. See "Risk Factors -- Risks Associated with Litigation and Related Costs."

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

           The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. The Company is engaged currently in litigation with Gentia Software concerning the enforcement and validity of U.S. Patent No. 5,359,724 (the "'724 Patent"). In addition, Gentia Software has filed two requests for reexamination of the '724 patent by the U.S. Patent and Trademark Office, both of which have been granted. The reexamination proceedings are currently pending. See "Risk Factors -- Risks Associated with Litigation and Related Costs" and "Business -- Legal Proceedings."

           The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by the Company with respect to the Company's products or enhancements thereto.

EMPLOYEES

           As of March 31, 1998, the Company had a total of 420 employees, including 91 in research and development, 213 in sales and marketing, 67 in services, which includes customer support services, 9 in contracts and shipping and 40 in administration. Of these employees, 347 were located in the United States and Canada while 73 were located in the United Kingdom, Germany and France. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

           The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel none of whom is bound by an employment agreement. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition. See "Risk Factors -- Hiring and Retention of Personnel."

CONVERTIBLE SUBORDINATED NOTES

            In March 1998, the Company issued $100.0 million of 4.5% Convertible Subordinated Notes (the "Notes"), due 2005. Net proceeds to the Company from the issuance of the Notes were $97.0 million. The Notes are Subordinated to all existing and future senior debt and are convertible into shares of the Company's Common Stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2001 at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. The Company incurred $3.3 million of costs in connection with the issuance of the notes which have been deferred and are included in other assets. These unamortized costs will be recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15, commencing September 15, 1998. The Company expects to use the net proceeds of the offering to strengthen its financial condition, to provide working capital and for general corporate purposes, and to provide itself with additional financial flexibility to take advantage of business opportunities as they may arise.

RECENT EVENT

           On May 25, 1998, the Company, Hyperion Software Corporation ("Hyperion") and HSC Merger Corp. entered into an Agreement and Plan of Merger. The merger contemplated therein (the "Merger") will be accomplished by the issuance of 0.95 shares of the Company's common stock for each share of Hyperion common stock. Concurrent with the exchange, the continuing company will be renamed Hyperion Solutions Corporation. This transaction is expected to be accounted for as a pooling of interests. The merger is subject to a number of customary closing conditions, including antitrust approval and approval by the stockholders of the Company and Hyperion. See Note 12 of Notes to Consolidated Financial Statements. See also the Company's Current Report on Form 8-K dated May 25, 1998 for a description of the merger and the related agreement and exhibits.

RISK FACTORS

           In addition to the other information in this Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

           Fluctuations in Quarterly Results; Future Operating Results Uncertain. The Company's quarterly operating results could vary significantly in the future depending on a number of factors, including: (i) demand for the Company's Arbor Essbase software and related products; (ii) the number, timing and significance of product enhancements and new product announcements by the Company and its current or future competitors; (iii) changes in pricing policies by the Company or its competitors; (iv) the level of price and product competition; (v) unanticipated events or announcement relating to the Merger;
(vi) the Company's relationships with and the consistency of sales generated by its indirect channel partners; (vii) the integration of newly acquired products, technologies and businesses, if any, by the Company; (viii) the impact of acquisitions by competitors and indirect channel partners; (ix) changes in the mix of indirect channels through which its products are offered; (x) customer order deferrals in anticipation of enhancements to its products or enhancements or new products of competitors or in anticipation of the Merger; (xi) the ability of the Company to develop, introduce and market new and enhanced versions of Arbor Essbase and complementary products on a timely basis; (xii) changes in the Company's sales incentive strategy; (xiii) the timing of revenue recognition under the Company's agreements and changes in accounting standards with respect to revenue recognition; (xiv) the size, timing and structure of significant licenses; (xv) changes in Company strategy; (xvi) the level of the Company's international revenues; (xvii) the renewal of maintenance and support agreements; (xviii) product life cycles; (xix) software defects and other product quality problems; (xx) personnel changes; (xxi) changes in the level of operating expenses; (xxii) successful development and marketing of platform-specific versions of Arbor Essbase by certain third parties that independently market such versions; (xxiii) foreign currency exchange rates; and
(xxiv) general domestic and international economic and political conditions. The operating results of many software companies reflect seasonal trends, and the Company's business, operating results and financial condition may experience comparatively slower growth in its first fiscal quarter and summer months, which overlap into its second fiscal quarter. The Company sells substantially more product towards the end of each quarter, particularly in the last two weeks of the quarter, due in part to established buying patterns within the software industry. As a result, the magnitude of any quarterly fluctuations have not been, and may not become in the future, evident until the last few days of a quarter. Orders for the Company's products are typically shipped shortly after receipt, and as a result the Company has limited ability to predict quarterly revenues at the beginning of any quarter. As a result, license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

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

           The Company's expense levels are based in significant part on the Company's expectations of future revenues and therefore are higher than past expense levels, and are relatively fixed in the short run. If revenue levels are below expectations, net income is likely to be disproportionately affected. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. In addition, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

           Competition. The market in which the Company competes is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software such as Oracle Corporation (Express); Gentia Software plc (formerly known as Planning Sciences International plc and Planning Sciences, Inc.) (Gentia); Seagate Software, a subsidiary of Seagate Technology, Inc. (Holos); and Microsoft Corporation (Microsoft OLAP Server, currently in beta); (ii) vendors of dedicated software applications for budgeting and financial consolidation such as Hyperion Software Corporation (Hyperion and FYPlan); and (iii) vendors of relational/on-line analytical processing database software (ROLAP) such as Information Advantage, Inc. (Decision Suite); Informix Corporation (Metacube); and Microstrategy, Inc. (DSS Agent).

           The Company has experienced and expects to continue to experience increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects additional competition as other established and emerging companies enter into the OLAP software market and new products and technologies are introduced. In addition, as the Company develops and enhances Arbor Essbase and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by indirect channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

           The Company's future success depends, in part, upon the availability of third party tools and applications that address customer requirements and work with Arbor Essbase through the Company's Arbor Essbase API. Failure by third parties to support the Company's API or failure by the Company to adopt industry standard API's, if and when they emerge, could materially adversely affect the Company's business, operating results and financial condition.

           Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require the Company to reduce the price of Arbor Essbase and complementary products, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

           Management of Growth; Acquisition-related Risks. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of March 31, 1998, the Company had grown to 420 employees since its inception in April 1991, and the Company expects that continued hiring of new personnel will be required to support the growth of its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, particularly as the Company enhances and extends the functionality of Arbor Essbase with complementary products and expands its international distribution. This will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. See " -- Hiring and Retention of Personnel."

           A key component of the Company's growth strategy is the acquisition of complementary businesses, products and technologies that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions, such as the acquisition of AppSource Corporation in December 1997 and the pending merger of the Company with Hyperion as described in the Company's Current Report on Form 8-K, dated May 25, 1998, involve a number of other risks, including, among other things, adverse effects on the Company's reported operating results from goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention, potential disputes with the sellers of acquired entities and the possible failure to retain key acquired personnel and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel. Due to the foregoing, the Company's pursuit of an acquisition strategy or any individual acquisition may have a material adverse effect on the Company's business, operating results and financial condition.

           The Company's future performance will depend on the Company's ability to integrate any organizations acquired by the Company, including Hyperion if the Merger is approved. Even if successful, integration may take a significant period of time, will place a significant strain on the Company's resources and could subject the Company to additional expenses during the integration process. As a result, there can be no assurance that the Company will be able to integrate acquired businesses successfully, or in a timely manner in accordance with its strategic objectives. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, operating results and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Competition" and " -- Employees."

           Uncertainty Relating to Integration as a Result of the Merger. The integration of Hyperion's and the Company's business and personnel following the Merger presents difficult challenges for management of the combined company, particularly in light of the increased time and resources required to effect the combination with Hyperion. Further, both the Company and Hyperion entered into the Agreement and Plan of Merger with the expectation that the Merger will result in synergies for the combined company. The combined company, however, will be more complex and diverse than either Arbor or Hyperion individually, and the combination and continued operation of their business operations will be difficult. While the management and the board of directors of both the Company and Hyperion believe that the combination can be accomplished in a manner that will realize the value of the combined company, the management group of the combined company has limited experience in combinations of this complexity or size. Accordingly, there can be no assurance that the process of effecting these business combinations can be effectively managed to realize the synergies anticipated to result therefrom.

           The Company and Hyperion entered into the Agreement and Plan of Merger, among other reasons, in order to achieve potential mutual benefits from combining each of their respective expertise and product lines for the enterprise software market. Realization of these potential benefits will require, among other things, integrating the companies' respective product offerings and coordinating the combined company's sales and marketing and research and development efforts. The Company and Hyperion each have different systems and procedures in many operational areas that must be rationalized and integrated. There can be no assurance that such integration will be accomplished effectively, expeditiously or efficiently. The difficulties of such integration may be increased by the necessity of coordinating geographically separated divisions, integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration of certain operations following the Merger will require the dedication of management resources that may temporarily distract attention from the day-to-day business of the combined company. The business of the combined company may also be disrupted by employee uncertainty and lack of focus during such integration. There can also be no assurance that the combined company will be able to retain all of its key technical, sales and other key personnel. Failure to effectively accomplish the integration of the operations of the Company and Hyperion could have a material adverse effect on the combined company's business, operating results and financial condition. Moreover, uncertainty in the marketplace or customer hesitation relating to the Merger could negatively affect the combined company's business, operating results and financial condition.

           Cost of Integration; Transaction Expenses. Transaction costs relating to the Merger and the anticipated combination of certain operations of the Company and Hyperion are expected to result in one-time charges to the combined company's earnings. Although it will not be feasible to determine the actual amount of these charges until the operational and transition plans are completed, the management of the Company and Hyperion believe that the aggregate charge will be approximately $14.0 million before taxes, although such amount may be increased by unanticipated additional expenses incurred in connection with the Merger. This aggregate charge is expected to include the estimated costs associated with financial advisory, accounting and legal fees, printing expenses, filing fees and other merger-related costs. While the exact timing of these expenses cannot be determined at this time, the management of the Company anticipates that this aggregate charge to earnings will be recorded primarily in the quarter ending September 30, 1998, the time at which the Merger is expected to be consummated.

           Potential Dilutive Effect to Stockholders. Although the Company and Hyperion believe that beneficial synergies will result from the Merger, there can be no assurance that the combining of the Company's and Hyperion's businesses, even if achieved in an efficient and effective manner, will result in combined results of operations and financial condition superior to that which would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of the Company's Common Stock in connection with the Merger is likely initially to have a dilutive effect on the Company's earnings per share and there is no assurance that Company stockholders would not achieve greater returns on investment were the Company to remain an independent company.

           Dependence Upon Indirect Channel Partners. In addition to its direct sales force, the Company relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of Arbor Essbase in the United States and internationally. Sales by indirect channel partners for the fiscal years ended March 31, 1998, 1997 and 1996 were 23%, 25% and 28% of total revenues, respectively. The Company's indirect channel partners generally offer products of several different companies, including, in some cases, products that compete with Arbor Essbase, and if the Merger is approved, products that are competitive with Hyperion. Further, as the Company enhances the functionality in Arbor Essbase and develops complementary products or expands its product offerings through acquisition or other means, including the Merger, such enhancements and complementary products may duplicate the functionality of products already offered by its channel partners. In such event, sales of the Company's products by such channel partner may decline. There can be no assurance that the Company's current indirect channel partners will elect, or be able, to market or support Arbor Essbase or the Company's complementary products effectively or be able to release their Arbor Essbase embedded products in a timely manner, that the Company will be able to effectively manage channel conflicts, that economic conditions or industry demand will not adversely affect these or other indirect channel partners or that these indirect channel partners will not devote greater resources to marketing and supporting the products of other companies. No assurance can be given that revenues derived from indirect channel partners will not fluctuate significantly in subsequent periods or terminate entirely. The Company has been involved in litigation with a significant channel partner and, although such litigation has been settled, there can be no assurance that there will be no future disputes with current or future channel partners. Such disputes could materially adversely affect the Company's business, operating results and financial condition.

           Product Concentration; Dependence upon the Market for OLAP Server Software. All of the Company's revenues to date have been derived from licenses for Arbor Essbase and complementary products and services. The

Company currently expects that Arbor Essbase-related revenues, including revenues from complementary products, as well as maintenance and support contracts, will continue to account for substantially all of the Company's revenues for the foreseeable future. If the Merger is approved by the respective stockholders of Arbor and Hyperion and the other closing conditions are satisfied, Arbor Essbase related revenues are expected to still account for a significant portion of the combined company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Arbor Essbase, enhancements and extensions thereto and applications and tools therefor. There can be no assurance that Arbor Essbase will achieve continued or increased market acceptance or that the Company will be successful in marketing Arbor Essbase, enhancements thereto or applications therefor. A decline in demand for, or market acceptance of, Arbor Essbase as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to continue its efforts to improve and enhance Arbor Essbase by maintaining its commitment to an open architecture, extending its partnerships, integrating third party technologies, enhancing its linkage with leading general-purpose database management systems, continuing to evolve the Arbor Essbase OLAP Server, and developing complementary products. No assurance can be given that such efforts will enhance the value of the Company's product offerings to customers.

           Although sales of Arbor Essbase have increased in recent years, the market in which the Company competes is undergoing rapid change, and there can be no assurance that existing customers will continue to purchase or that potential customers will purchase Arbor Essbase and complementary products. The Company has spent, and intends to continue to spend, considerable resources educating potential customers about Arbor Essbase and its functions and the market for OLAP solutions. However, there can be no assurance that such expenditures will enable Arbor Essbase to achieve any additional degree of market acceptance, and if the market for Arbor Essbase or utilization of OLAP tools and complementary applications in general fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. Historically, the software industry has experienced significant periodic downturns, often in connection with, or in anticipation of, declines in general economic conditions during which MIS budgets often decrease. As a result, the Company's business, operating results and financial condition may in the future reflect substantial fluctuations from period to period as a consequence of patterns and general economic conditions in the software industry.

           Risks Associated with International Operations. The Company's future financial performance will depend in large part on the growth and performance of the Company's international operations. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company maintains offices in Vancouver, British Columbia, Canada; London, United Kingdom; Paris, France; Frankfurt, Hamburg and Munich, Germany; and Sydney, Australia and is currently investing significant time, financial resources and management attention to developing its international operations, including the development of certain third party distributor relationships and the hiring of additional sales representatives. However, there can be no assurance that the Company will be successful in expanding its international operations or that the Company will be able to maintain or increase international market demand for Arbor Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected. In the event of a dispute with an international distributor, it is possible that the Company would incur additional costs and expenses and certain obstacles to termination of the relationship, as the laws of certain foreign jurisdictions are more favorable to distributors than those of the United States. In addition, as the Company establishes and protects its trademarks in jurisdictions outside the United States, it is possible it will encounter opposition from entities claiming rights to such trademarks in those jurisdictions.

           International revenues, which are attributable primarily to direct export sales to customers in Europe, accounted for 16%, 13% and 10% of total revenues in the fiscal years ended March 31, 1998, 1997 and 1996, respectively. International sales are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, higher costs of doing business, costs of localizing products for different languages, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other services, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars, British pounds sterling, German deutsche marks or French francs. Although exposure to currency fluctuations has not been material to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. Sales generated by the Company's indirect channel partners are currently paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

           Risks Associated with New Versions and New Products; Rapid Technological Change. The software industry, and specifically the market in which the Company competes, is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycle of each version of Arbor Essbase is difficult to estimate. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by developing and introducing enhancements to Arbor Essbase and complementary products on a timely basis that keep pace with technological developments and emerging industry standards and customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements to Arbor Essbase and complementary products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. The Company has in the past experienced delays in the release dates of enhancements to Arbor Essbase and complementary products. If the release dates of any future enhancements of Arbor Essbase or complementary products are delayed, or if when released, such products fail to achieve market acceptance, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the introduction or announcement of new product offerings by the Company or the Company's competitors will not cause customers to defer or forego purchases of current versions of Arbor Essbase or complementary products, which could have a material adverse effect on the Company's business, operating results and financial condition.

           Hiring and Retention of Personnel. The Company's future operating results depend in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement for a term of service. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial, technical or sales personnel or attract such personnel in the future. Two members of senior management recently joined the Company and there can be no assurance that the new management will be able to work effectively with existing management. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future, particularly in the San Francisco Bay Area, where the employment market for qualified marketing, finance and engineering personnel is extremely competitive. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition. As stock options are a customary component of compensation packages in the software industry, the Company will need to increase the size of its stock option pool, and there can be no assurance that requisite stockholder approval will be achieved. Without adequate stock option reserves, recruiting may be increasingly difficult. The business of the Company is likely to be disrupted by employee uncertainty and lack of focus as a result of the Merger, and the necessary integration of the combined company if such Merger is approved and the other closing conditions are satisfied. Such disruption could materially adversely affect the Company's business, operating results and financial condition.

           Risk of Software Defects. Software products as internally complex as Arbor Essbase frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing by the Company, the Company has in the past released versions of Arbor Essbase with defects and has discovered software errors in Arbor Essbase and certain enhanced versions of Arbor Essbase after their introduction. Although the Company has not experienced material adverse effects resulting from any such defects and errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, defects and errors will not be found in new versions or enhancements after commencement of commercial shipments, including the recently released Arbor Essbase OLAP Server 5 ("Arbor Essbase 5"), resulting in loss of revenues or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

           Risks Associated with Litigation and Related Costs. The Company's ongoing litigation with Gentia Software plc (formerly known as Planning Sciences International plc and Planning Sciences, Inc.) ("Gentia Software") has resulted in and will continue to result in increased legal costs to the Company. No assurance can be given as to when the litigation proceedings will be resolved or that management will not be distracted from their normal duties as a result of the proceedings. The Company believes that it has meritorious claims of patent infringement against Gentia Software and meritorious defenses against Gentia Software's claims that U.S. Patent No. 5,359,724 (the " '724 patent"), owned by the Company is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. In addition, Gentia Software has filed two requests for reexamination of the '724 patent by the U.S. Patent and Trademark Office, both of which have been granted. The reexamination proceedings are currently pending. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time, and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the U.S. Patent and Trademark Office will not declare the '724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination proceedings will not have a material adverse effect on the Company's business, operating results or financial condition. However, should the '724 patent be declared invalid or the scope of its claims narrowed, competitors may be able to implement the technology described in the '724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business. See " -- Competition" and "Business -- Legal Proceedings."

           Proprietary Rights and Risks of Infringement. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged before applicable governmental patent agencies, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. See " -- Risks Associated with Litigation and Related Costs."

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

           The Company expects that software developers will increasingly be subject to infringement claims, particularly patent claims, as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. The Company is engaged currently in litigation with Gentia Software concerning the enforcement and validity of the '724 patent. In addition, Gentia Software has filed two requests for reexamination of the '724 patent by the U.S. Patent and Trademark Office, both of which have been granted. The reexamination proceedings are currently pending. See " -- Risks Associated with Litigation and Related Costs" and "Business -- Legal Proceedings."

           The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by the Company with respect to the Company's products or enhancements thereto.

           Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Management does not believe that the functioning of Arbor Essbase is materially affected by dates containing the year 2000 or subsequent years. This is due to the fact that Arbor Essbase does not store date information as a data type in its database and does not perform date calculations. However, the Company could be adversely impacted by Year 2000 issues in its internal computer systems, as well as by Year 2000 issues faced by customers, resellers and service providers. For example, customer allocations of financial resources to deal with this issue may reduce their ability to purchase products such as Arbor Essbase and related products and services. This reallocation of financial resources could have an adverse effect on the Company's business, operating results and financial condition. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company believes its software products are Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and programs necessary for the accurate calculation, display, storage and manipulation of data involving dates. If any of the Company's licensees experience Year 2000 problems, such licensee could assert claims for damages against the Company. Any such litigation could result in substantial costs and diversion of the Company's resources even if ultimately decided in favor of the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

           Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of federal, state or local laws or ordinances enacted in the future or judicial decisions. Although the Company has not experienced any material product liability claims to date, the sale and support of Arbor Essbase by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. See " -- Year 2000 Compliance."

           Possible Price Volatility of the Company's Securities. The market prices for securities of technology companies have been highly volatile. The market price of the Company's Convertible Subordinated Notes (the "Notes") and the shares of Common Stock into which the Notes are convertible may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, relationships with indirect channel partners, announcements relating to the Company's current litigation with Gentia Software or other disputes with indirect channel partners, customers or others, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software industry, adoption of new accounting standards by the software industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies, and that have often been unrelated to the operating performance of these companies. The Company's stock price has been, and is likely to continue to be, highly volatile. These broad market fluctuations may adversely affect the market price of the Notes and the Common Stock into which the Notes are convertible, and there can be no assurance that the market price of the Notes and the Common Stock into which the Notes are convertible will remain at or near its current level. The market price (closing sale price) of the Company's Common Stock has fluctuated substantially in recent periods. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources. See "Market for Registrant's Common Stock and Related Stockholder Matters."

           Effect of Certain Charter Provisions; Certificate of Incorporation, Bylaws, and Delaware Law. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company. The authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. See "Description of Capital Stock -- Preferred Stock." Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. Any of the foregoing could adversely affect holders of the Company's Common Stock or discourage or make difficult any attempt to obtain control of the Company.

ITEM 2.  PROPERTIES

           The Company's principal administrative, sales, marketing, and research and development facility occupies approximately 100,000 square feet in Sunnyvale, California pursuant to a lease which expires in December 2002. The Company is currently subleasing approximately 20,000 square feet and expects to expand into this space during fiscal 1999. In addition, the Company also leases sales offices in the metropolitan areas of Atlanta; Boston; Chicago; Dallas; Houston; Los Angeles; Washington, D.C.; Vancouver, British Columbia, Canada; London, England; Frankfurt, Hamburg and Munich, Germany; Paris, France; and Sydney, Australia. The Company believes that its existing facilities are adequate for its current needs but anticipates that it will need to seek additional space in the future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

PENDING AND POTENTIAL LITIGATION

           On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the " '724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products.

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

           On July 11, 1997, Gentia Software filed a request for reexamination of the '724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. The reexamination proceedings are currently pending. On December 11, 1997, the Court ordered that the litigation will not be set for trial until after completion of the reexamination, but denied Gentia Software's request to stay the entire litigation. The parties are presently engaged in discovery. On February 27, 1998, Gentia Software filed a request for a second reexamination of the '724 patent with the PTO. On May 22, 1998, the PTO granted that request for reexamination. The reexamination proceedings are currently pending.

           The Company believes that it has meritorious claims against Gentia Software and meritorious defenses against Gentia Software's claims that the '724 patent is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the PTO will not declare the '724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination will not have a material adverse effect on the Company's business, operating results or financial condition. However, should the '724 patent be declared invalid or narrowed in scope, competitors may be able to implement the technology described in the '724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business.

           The preceding current litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel. See "Risk Factors -- Risks Associated with Litigation and Related Costs."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock has been traded on The Nasdaq National Market under the symbol ARSW since the completion of the Company's initial public offering on November 7, 1995. According to the records of the Company's transfer agent, the Company had approximately 274 stockholders of record as of May 31, 1998. The Company believes that a significant number of beneficial owners of its Common Stock hold shares in street name. The following table sets forth the high and low sale prices as of the close of market of the Company's Common Stock in each of the Company's last two fiscal years.

                                                        HIGH            LOW
Fiscal 1997:

   First Quarter ...................                  $ 79.25         $ 43.25
   Second Quarter ..................                    61.63           34.00
   Third Quarter ...................                    42.75           21.75
   Fourth Quarter ..................                    36.50           24.13

Fiscal 1998:

   First Quarter ...................                  $ 35.25         $ 18.50
   Second Quarter ..................                    50.38           34.81
   Third Quarter ...................                    51.00           29.00
   Fourth Quarter ..................                    46.50           34.25


           The Company has not declared or paid dividends and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEARS ENDED MARCH 31,
                                     ---------------------------------------------------------------
                                       1998          1997         1996          1995          1994
                                     -------       -------       -------       -------       -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:
Revenues .....................       $82,237       $47,383       $25,134       $11,520       $ 4,268
Gross profit .................        73,923        42,799        23,519        10,847         3,933
Income (loss) from operations         11,328         7,522         3,126           527        (2,128)
Net income (loss) ............         6,916         5,826         2,878           374        (2,180)

Earnings (loss) per share (1):
      Basic ..................       $  0.61       $  0.53       $  0.49       $  0.17       $ (1.02)
                                     =======       =======       =======       =======       =======
      Diluted ................       $  0.58       $  0.50       $  0.27       $  0.04       $ (1.02)
                                     =======       =======       =======       =======       =======

                                                                 AS OF MARCH 31,
                                       --------------------------------------------------------------------
                                         1998           1997          1996            1995           1994
                                       --------       --------       --------       --------       --------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets ...................       $186,233       $ 59,589       $ 45,883       $  6,494       $  4,289
Long-term debt .................        100,000            279          1,093            833            406
Stockholders' equity ...........         56,084         42,572         34,306          2,305          1,920


(1)        For an explanation of the number of shares used to compute net income
           (loss) per share, see Notes 1 and 11 of Notes to Consolidated Financial Statements. All earnings (loss) per share data have been computed in accordance with the provisions of FAS 128 which the Company was required to adopt during fiscal 1998. Prior periods have been restated to conform to the provisions of FAS 128.

QUARTERLY FINANCIAL INFORMATION:

                                   FIRST        SECOND           THIRD          FOURTH
   1998                           QUARTER       QUARTER         QUARTER         QUARTER
   ----                           -------       -------         -------         -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues ...........       $ 16,111       $ 18,007       $ 21,377        $ 26,741
Gross profit .............         14,495         16,155         19,350          23,923
Income from operations ...          2,529          3,008            958           4,833
Net income (loss) ........          1,739          2,156           (243)          3,263
Earnings (loss) per share:
        Basic ............       $   0.16       $   0.19       $  (0.02)       $   0.29
        Diluted ..........       $   0.15       $   0.18       $  (0.02)       $   0.27


                                   FIRST        SECOND           THIRD          FOURTH
   1998                           QUARTER       QUARTER         QUARTER         QUARTER
   ----                           -------       -------         -------         -------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues ...........       $  9,270       $ 10,795       $ 12,474        $ 14,844
Gross profit .............          8,383          9,695         11,266          13,455
Income from operations ...          1,461          1,836          1,898           2,327
Net income ...............          1,194          1,417          1,503           1,712
Earnings per share:
       Basic .............       $   0.11       $   0.13       $   0.14        $   0.15
       Diluted ...........       $   0.10       $   0.12       $   0.13        $   0.14


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The discussion in this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading "Risk Factors" as well as those discussed in this section and elsewhere in this Report.

OVERVIEW

           Arbor was founded in April 1991 to develop, market and support client/server multidimensional database software for business planning and analysis. The Company commenced commercial shipments of its Arbor Essbase software in April 1992. Since inception, substantially all of the Company's revenues have been derived from licenses for Arbor Essbase and Arbor Essbase-related products, and related maintenance and support, training and consulting. In December 1997, the Company released its latest major functional release, Arbor Essbase 5. The Company currently expects that Arbor Essbase-related revenues, including revenues from complementary products, will continue to account for substantially all of the Company's revenues for the foreseeable future. As a result, the Company's future operating results are dependent upon continued market acceptance of Arbor Essbase, enhancements thereto and applications therefor. See "Risk Factors -- Product Concentration; Dependence upon the Market for OLAP Server Software."

           The Company markets and sells Arbor Essbase in the United States, Canada and Europe through the Company's direct sales force and worldwide through OEMs, VARs and distributors. The Company has been able to leverage sales and marketing through its partnering strategy with indirect channel partners that distribute or resell the Company's products in their respective markets. Indirect channel partners accounted for approximately 23%, 25%, and 28% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. The Company's indirect channel partners include: Comshare; Fujitsu; IBM; i2 Technologies; Lawson Software; Mitsubishi; PeopleSoft; and Walker Interactive Systems. The Company continues to expand its direct and indirect sales and marketing activities worldwide. The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for Arbor Essbase. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business, operating results and financial condition would be materially adversely affected.

           On December 24, 1997, the Company acquired AppSource Corporation, a Florida corporation. AppSource is the developer of Arbor WIRED for OLAP, a presentation, analysis and query tool that works with Arbor Essbase. The total acquisition price of approximately $6.7 million was funded from a combination of the Company's existing working capital and newly issued common stock. Approximately $3.0 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the quarter ended December 31, 1997. The charge resulting from in-process technology is not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of AppSource are included in the consolidated financial statements from the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

           Excluding the $3.0 million charge for in-process technology resulting from the acquisition of AppSource Corporation, net income and diluted earnings per share for the year ended March 31, 1998 would have been $9.9 million and $0.83, respectively.

           In March 1998, the Company issued $100.0 million of 4.5% Convertible Subordinated Notes (the "Notes"), due 2005. Net proceeds to the Company from the issuance of the Notes were $97.0 million. The Notes are Subordinated to all existing and future senior debt and are convertible into shares of the Company's Common Stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2001 at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. The Company incurred $3.3 million of costs in connection with the issuance of the notes which have been deferred and are included in other assets. These unamortized costs will be recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15, commencing September 15, 1998. The Company expects to use the net proceeds of the offering to strengthen its financial condition, to provide working capital and for general corporate purposes, and to provide itself with additional financial flexibility to take advantage of business opportunities as they may arise.

           On May 25, 1998, the Company, Hyperion Software Corporation and HSC Merger Corp. entered into an Agreement and Plan of Merger. The Merger contemplated therein will be effected by the issuance of 0.95 shares of the Company's common stock for each share of Hyperion common stock. Concurrent with the exchange, the continuing company will be renamed Hyperion Solutions Corporation. This transaction is expected to be accounted for as a pooling of interests. The merger is subject to a number of customary closing conditions, including antitrust approval and approval by the stockholders of the Company and Hyperion. See Note 12 of Notes to Consolidated Financial Statements. See also the Company's Current Report on Form 8-K dated May 25, 1998 for a description of the Merger and the related agreement and exhibits.

           Although the Company has experienced significant growth in total revenues in recent years, the Company does not believe that such growth rates are sustainable. Accordingly, the rate at which the Company has grown in the past should not be considered to be indicative of future revenue growth, if any, or future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. See "Risk Factors -- Fluctuations in Quarterly Results; Future Operating Results Uncertain."

RESULTS OF OPERATIONS

           The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                               YEARS ENDED MARCH 31,
                                         ---------------------------------
                                         1998           1997          1996
                                         -----         -----         -----
Revenues:
  License ......................          81.1%         82.5%         85.7%
  Maintenance, support and other          18.9          17.5          14.3
                                         -----         -----         -----
     Total revenues ............         100.0         100.0         100.0
                                         -----         -----         -----
Cost of revenues:
  License ......................           1.9           1.5           2.8
  Maintenance, support and other           8.2           8.2           3.6
                                         -----         -----         -----
     Total cost of revenues ....          10.1           9.7           6.4
                                         -----         -----         -----
Gross profit ...................          89.9          90.3          93.6
                                         -----         -----         -----
Operating expenses:
  Sales and marketing ..........          50.3          50.1          55.9
  Research and development .....          12.9          14.6          14.7
  General and administrative ...           9.3           9.7          10.6
  Acquired in-process technology           3.6          --            --
                                         -----         -----         -----
     Total operating expenses ..          76.1          74.4          81.2
                                         -----         -----         -----
Income from operations .........          13.8          15.9          12.4
Interest and other income ......           2.1           3.6           3.1
Interest expense ...............          (0.4)         (0.6)         (1.2)
                                         -----         -----         -----
Income before income taxes .....          15.5          18.9          14.3
Provision for income taxes .....          (7.1)         (6.6)         (2.8)
                                         -----         -----         -----
Net income .....................           8.4%         12.3%         11.5%
                                         =====         =====         =====

   REVENUES

           Revenues. The Company's total revenues are derived from license revenues for its Arbor Essbase software and Arbor Essbase-related products, as well as software maintenance and support, training and consulting revenues from Arbor Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Arbor Essbase and Arbor Essbase-related products. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided for upon shipment. Maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed. The Company has recognized revenue, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

           In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

           The Company's total revenues increased from $25.1 million in fiscal 1996 to $47.4 million in fiscal 1997 and to $82.2 million in fiscal 1998, representing increases of 89% and 73%, respectively. The increases are attributable to an increase in the number of licenses sold due in part to the expansion of the direct and indirect sales forces. License revenues increased from $21.5 million in fiscal 1996 to $39.1 million in fiscal 1997 and to $66.7 million in fiscal 1998, representing increases of 82% and 71%, respectively. Maintenance, support and other revenues increased from $3.6 million in fiscal 1996 to $8.3 million in fiscal 1997 and to $15.5 million in fiscal 1998, the increase is attributable to a larger installed base providing incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses decreased from 86% in fiscal 1996 to 83% in fiscal 1997 and to 81% in fiscal 1998.

           Revenues derived through indirect channel partners accounted for approximately 23%, 25% and 28% of the Company's total revenues for the fiscal years ended 1998, 1997 and 1996, respectively. The percentage decrease is due primarily to a decline in revenues attributable to Comshare offset in part by an increase in revenues from other indirect channel partners.

           Total international revenues, which are attributable primarily to direct export sales to customers in Europe, accounted for approximately 16%, 11% and 9% of the Company's total revenues in fiscal 1998, 1997 and 1996, respectively. International license and service revenues increased from $1.5 million in fiscal 1996 to $4.9 million in fiscal 1997 and to $10.9 million in fiscal 1998, primarily due to expansion of the international direct and indirect sales forces.

           Revenues are gross revenues less allowances for estimated future returns which are estimated and provided for at the time of shipment of the product. See "Risk Factors -- Dependence Upon Indirect Channel Partners" and " -- Risks Associated with International Operations."

COST OF REVENUES

           Cost of License Revenues. Cost of license revenues consists primarily of product packaging, documentation, production costs, amortization of purchased technology and royalties paid for licensed technologies. Cost of license revenues decreased as a percentage of license revenues from 3.3% in fiscal 1996 to 1.9% in fiscal 1997, and increased to 2.4% in fiscal 1998.

           Cost of Maintenance, Support and Other. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues increased as a percentage of maintenance, support and other revenues from 25% in fiscal 1996 to 46% in fiscal 1997 and decreased to 43% in fiscal 1998. The increase from fiscal 1996 to fiscal 1997 was primarily due to increased costs resulting from the establishment during the first quarter of fiscal 1997 of the Customer Advocacy Group, which is comprised of the Technical Support, Field Services, Services Marketing and Courseware Development departments. The decrease from fiscal 1997 to fiscal 1998 was primarily due to increased maintenance revenues, resulting from the larger installed user base, which have a lower cost structure than support and training.

OPERATING EXPENSES

           Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions, of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased from $14.1 million in fiscal 1996 to $23.7 million in fiscal 1997 and to $41.3 million in fiscal 1998, approximating 56%, 50% and 50% of total revenues, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the sales force in North America, Europe and Australia, including new offices in Canada, France, Germany and Australia. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for fiscal 1999.

           Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consultants, depreciation of development equipment and supplies. Research and development expenses increased from $3.7 million in fiscal 1996 to $7.0 million in fiscal 1997 and to $10.6 million in fiscal 1998, approximating 15%, 15% and 13% of total revenues, respectively. The increase in dollar amount was primarily due to an increase in the number of software engineers and an increase in consulting fees relating to applications, joint development projects and associated support required to develop Arbor Essbase enhancements. The Company expects to continue hiring additional research and development personnel during fiscal 1999. To date, all research and development costs have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

           General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, investor relations, legal and contracts, MIS, human resources and general management, as well as bad debt, insurance and professional expenses. General and administrative expenses increased from $2.6 million in fiscal 1996 to $4.6 million in fiscal 1997 and to $7.6 million in fiscal 1998. The increase in dollar amount was primarily due to increased staffing necessary to manage and support the Company's expansion as well as increased professional fees, including legal fees related to the Comshare and the Gentia Software litigation. See "Business -- Legal Proceedings" and "Risk Factors -- Risks Associated with Litigation and Related Costs." General and administrative expenses represented 11%, 10% and 9% of total revenues in fiscal 1996, 1997 and 1998, respectively. The decrease as a percentage of total revenues was due to growth in the Company's total revenues.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

            Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other income (expense), including foreign exchange gains and losses and interest expense. Interest and other income increased from $772,000 in fiscal 1996 to $1.7 million in each of fiscal 1997 and 1998. Interest income increased from fiscal 1996 to fiscal 1997 primarily due to the investment of the proceeds from the company's initial public offering completed in November 1995. Foreign exchange gains and losses were not material for any of the periods presented.

PROVISION FOR INCOME TAXES

            The provision for income taxes increased from $716,000 in fiscal 1996 to $ 3.1 million in fiscal 1997 and to $5.8 million in fiscal 1998. The Company's effective tax rate was 20%, 35% and 46% for the fiscal years ended 1996, 1997 and 1998, respectively. The Company's effective tax rate of 20% for fiscal 1996 was lower than the combined federal and state statutory rates due primarily to the utilization of its remaining net loss carryforwards which totaled approximately $3.1 million to offset taxable income. The Company's effective tax rate of 35% for fiscal 1997 was lower than the combined federal and state statutory rates due primarily to the release of $1.6 million of previously established valuation allowance based on a reevaluation of the future realizability of such tax benefits. The increase in the effective tax rate to 46% for fiscal 1998 was due to the $3.0 million write-off of in-process technology acquired in connection with the acquisition of AppSource Corporation. The charge resulting from in-process technology is not deductible for income tax purposes. Excluding the write-off of the acquired in-process technology from AppSource the effective tax rate for fiscal 1998 would have been 37%.

LIQUIDITY AND CAPITAL RESOURCES

           As of March 31, 1998, the Company had $138 million in cash, cash equivalents and short-term investments. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Net cash provided by operating activities was $6.9 million in fiscal 1996, $1.4 million in fiscal 1997, and $18.3 million in fiscal 1998. For fiscal 1998, net cash provided by operating activities of $18.3 million was primarily attributable to net income of $6.9 million and increases in accrued expenses and other current liabilities of $7.4 million, and deferred revenue of $6.9 million as well as depreciation and amortization of $4.8 million and acquired in-process technology of $3.0 million, offset by increases in accounts receivable of $7.6 million and other assets of $3.1 million.

           The Company used $6.0 million of cash in fiscal 1998 for the acquisition of property and equipment. The capital expenditures were primarily for tenant improvements for the Company's new corporate facilities, and related furniture and equipment, as well as for computer equipment used throughout the Company.

           The Company's current line of credit allows for borrowings of up to $5.0 million at the bank's prime rate and expires in 1999. As of March 31, 1998, the Company had no outstanding borrowings under its credit facility. See Note 5 of Notes to Consolidated Financial Statements.

           In March 1998, the Company issued $100.0 million of 4.5% Convertible Subordinated Notes (the "Notes"), due 2005. Net proceeds to the Company from the issuance of the Notes were $97.0 million. The Notes are Subordinated to all existing and future senior debt and are convertible into shares of the Company's Common Stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2001 at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. The Company incurred $3.3 million of costs in connection with the issuance of the notes which have been deferred and are included in other assets. These unamortized costs will be recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15, commencing September 15, 1998. The Company expects to use the net proceeds of the offering to strengthen its financial condition, to provide working capital and for general corporate purposes, and to provide itself with additional financial flexibility to take advantage of business opportunities as they may arise.

           As of March 31, 1998, the Company's principal commitments consisted of obligations under operating and capital leases. As of March 31, 1998, the Company had approximately $314,000 in outstanding borrowings under capital leases which are payable through fiscal year 1999.

           The Company believes its current cash and short-term investment balances, its credit facility and the cash flows generated from operations, if any, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

YEAR 2000 COMPLIANCE

           The Company uses a significant number of computer software programs and operating systems in its internal operations. The use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions. While the Company believes that the key software applications that it uses are year 2000 compliant, to the extent that any of these software applications in its business are unable to appropriately interpret dates fully in or after the year 2000, some level of modification or possible replacement of such applications will be necessary.
The Company has received assurances that the software applications that it uses are year 2000 compliant and, as a result, the Company at this time does not anticipate any significant expense in ensuring compliance. However, until the year 2000 arrives, the Company cannot be absolutely certain that the assurances received are correct. The Company has also initiated discussions with its significant vendors, service providers and large customers to evaluate Year
2000 issues, if any, relating to the interaction of their systems with the Company's internal systems. Failure of third-party enterprises with which the Company interacts to achieve year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations. In the event there is a year 2000 problem, there can be no assurance that there will not be a delay in, or increased costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on the Company and its financial position and future results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

           In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

           In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for the Company's annual consolidated financial statements for the year ending March 31, 1999.

           In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                PAGE
                                                                                ----
   Report of Independent Accountants.........................................    32

   Consolidated Balance Sheets as of March 31, 1998 and 1997.................    33

   Consolidated Statements of Operations for the Years Ended
     March 31, 1998, 1997 and 1996...........................................    34

   Consolidated Statements of Cash Flows for the Years
     Ended March 31, 1998, 1997 and 1996.....................................    35

   Consolidated Statements of Stockholders' Equity for the Years Ended
     March 31, 1998, 1997 and 1996...........................................    36

   Notes to Consolidated Financial Statements................................    37

           The following financial statement schedule of the Registrant is filed as part of this report:

   Schedule II -- Valuation and Qualifying Accounts..........................    59

           All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Arbor Software Corporation

           In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arbor Software Corporation and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
April 23, 1998, except
     as to Note 12,
     which is as of
     May 25, 1998

                           ARBOR SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                              MARCH 31,
                                                                                       -----------------------
                                                                                         1998           1997
                                                                                       --------       --------
                                     ASSETS
Current assets:
    Cash and cash equivalents ..................................................       $102,307       $  5,647
    Short-term investments .....................................................         35,479         23,204
    Accounts receivable, net of allowances of $1,392 and $783 ..................         20,193         12,877
    Deferred tax assets ........................................................          4,207          4,203
    Prepaid expenses and other current assets ..................................          3,991          1,051
                                                                                       --------       --------
        Total current assets ...................................................        166,177         46,982

Property and equipment, net ....................................................         12,975         11,424
Goodwill and intangible assets, net ............................................          2,812             --
Other assets ...................................................................          4,269          1,183
                                                                                       --------       --------
                                                                                       $186,233       $ 59,589
                                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...........................................................       $  1,518       $  2,183
    Accrued expenses and other current liabilities .............................         15,477          7,840
    Deferred revenue ...........................................................         12,840          5,954
    Current portion of lease obligations .......................................            314            761
                                                                                       --------       --------
        Total current liabilities ..............................................         30,149         16,738
                                                                                       --------       --------

Long-term debt .................................................................        100,000            279
                                                                                       --------       --------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
        issued and outstanding .................................................             --             --
    Common stock, $0.001 par value; 50,000,000 shares
        authorized;  11,400,000 and 11,126,000 shares issued and outstanding ...             11             11
    Additional paid-in capital .................................................         45,831         39,223
    Retained earnings ..........................................................         10,223          3,307
    Cumulative translation adjustment ..........................................             19             31
                                                                                       --------       --------
        Total stockholders' equity .............................................         56,084         42,572
                                                                                       --------       --------
                                                                                       $186,233       $ 59,589
                                                                                       ========       ========

          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          YEARS ENDED MARCH 31,
                                                 ----------------------------------------
                                                   1998            1997            1996
                                                 --------        --------        --------
Revenues:
    License ..............................       $ 66,696        $ 39,087        $ 21,538
    Maintenance, support and other .......         15,541           8,296           3,596
                                                 --------        --------        --------
        Total revenues ...................         82,237          47,383          25,134
                                                 --------        --------        --------

Cost of revenues:
    License ..............................          1,575             731             706
    Maintenance, support and other .......          6,739           3,853             909
                                                 --------        --------        --------
        Total cost of revenues ...........          8,314           4,584           1,615
                                                 --------        --------        --------
Gross profit .............................         73,923          42,799          23,519
                                                 --------        --------        --------
Operating expenses:
    Sales and marketing ..................         41,338          23,732          14,060
    Research and development .............         10,637           6,954           3,685
    General and administrative ...........          7,620           4,591           2,648
    Acquired in-process technology .......          3,000              --              --
                                                 --------        --------        --------
        Total operating expenses .........         62,595          35,277          20,393
                                                 --------        --------        --------
Income from operations ...................         11,328           7,522           3,126
Interest and other income ................          1,724           1,683             772
Interest expense .........................           (312)           (242)           (304)
                                                 --------        --------        --------
Income before income taxes ...............         12,740           8,963           3,594
Provision for income taxes ...............         (5,824)         (3,137)           (716)
                                                 --------        --------        --------
Net income ...............................       $  6,916        $  5,826        $  2,878
                                                 ========        ========        ========
Earnings per share:
     Basic ...............................       $   0.61        $   0.53        $   0.49
                                                 ========        ========        ========
     Diluted .............................       $   0.58        $   0.50        $   0.27
                                                 ========        ========        ========
Shares used to compute earnings per share:
     Basic ...............................         11,246          10,997           5,933
                                                 ========        ========        ========
     Diluted .............................         11,988          11,729          10,563
                                                 ========        ========        ========

          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEARS ENDED MARCH 31,
                                                                               -------------------------------------------
                                                                                 1998             1997             1996
                                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .......................................................       $   6,916        $   5,826        $   2,878
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization ...............................           4,769            2,355            1,062
           Deferred income taxes .......................................              (4)          (3,303)            (900)
           Acquired in-process technology ..............................           3,000               --               --
           Provision for doubtful accounts .............................             609              397              269
           Other .......................................................              18               26               --
           Changes in assets and liabilities (net of effect of AppSource acquisition):
                Accounts receivable ....................................          (7,635)          (8,769)          (2,945)
                Prepaid expenses and other current assets ..............             202             (566)            (264)
                Other assets ...........................................          (3,086)            (776)            (183)
                Accounts payable .......................................            (705)           1,074              499
                Accrued expenses and other current liabilities .........           7,362            2,957            3,925
                Deferred revenue .......................................           6,886            2,173            2,535
                                                                               ---------        ---------        ---------
                     Net cash provided by operating activities .........          18,332            1,394            6,876
                                                                               ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments, net .........................         (12,275)           2,761          (25,886)
      Purchase of AppSource, net of cash received ......................          (2,965)              --               --
      Purchase of property and equipment ...............................          (6,046)         (10,826)          (1,333)
                                                                               ---------        ---------        ---------
                     Net cash used in investing activities .............         (21,286)          (8,065)         (27,219)
                                                                               ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net ......................           3,352            2,354           28,956
      Proceeds from issuance of preferred stock, net ...................              --               --              100
      Proceeds from issuance of convertible subordinated notes, net ....          97,000               --               --
      Repayment of capital lease obligations ...........................            (726)            (764)            (763)
                                                                               ---------        ---------        ---------
                     Net cash provided by financing activities .........          99,626            1,590           28,293
                                                                               ---------        ---------        ---------


Effect of exchange rate changes on cash and cash equivalents ...........             (12)              30                9
                                                                               ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................          96,660           (5,051)           7,959
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................           5,647           10,698            2,739
                                                                               ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................       $ 102,307        $   5,647        $  10,698
                                                                               =========        =========        =========

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest ...........................................       $     110        $     242        $     304
      Cash paid for income taxes .......................................           5,741            4,478              625
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
      Common stock issued in connection with purchase of AppSource .....           3,200               --               --
      Acquisition of property and equipment through capital leases .....              --               --            1,192



          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                CONVERTIBLE
                                              PREFERRED STOCK        COMMON STOCK      ADDITIONAL   RETAINED   CUMULATIVE
                                           --------------------   --------------------  PAID-IN     EARNINGS  TRANSLATION
                                             SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL    (DEFICIT)   ADJUSTMENT   TOTAL
                                           ----------  --------   --------   --------   --------   --------    ----------  --------
Balance at March 31, 1995 ..............      3,875    $      4      2,372   $      2   $  7,704   $ (5,397)   $     (8)   $  2,305
Issuance of common stock pursuant to
   exercise of options and other .......         --          --        734          1        262         --          --         263
Issuance of Series C convertible
   preferred stock .....................         16           1         --         --         99         --          --         100
Issuance of common stock pursuant to
   initial public offering, net ........         --          --      1,880          2     28,715         --          --      28,717
Conversion of preferred stock to
   common stock upon completion of
   initial public offering .............     (3,891)         (5)     5,837          5         --         --          --          --
Exercise of preferred stock warrant and
   conversion to common stock upon
   completion of initial public offering         --          --         36          1         33         --          --          34
Translation adjustment .................         --          --         --         --         --         --           9           9
Net income .............................         --          --         --         --         --      2,878          --       2,878
                                           --------    --------   --------   --------   --------   --------    --------    --------
Balance at March 31, 1996 ..............         --          --     10,859         11     36,813     (2,519)          1      34,306
Issuance of common stock pursuant to
   exercise of options and other .......         --          --        210         --        220         --          --         220
Issuance of common stock pursuant to
   employee stock purchase plan ........         --          --         57         --        999         --          --         999
Tax benefit related to stock options ...         --          --         --         --      1,191         --          --       1,191
Translation adjustment .................         --          --         --         --         --         --          30          30
Net income .............................         --          --         --         --         --      5,826          --       5,826
                                           --------    --------   --------   --------   --------   --------    --------    --------
Balance at March 31, 1997 ..............         --          --     11,126         11     39,223      3,307          31      42,572
Issuance of common stock pursuant to
   exercise of options and other .......         --          --        104         --      1,227         --          --       1,227
Issuance of common stock pursuant to
   employee stock purchase plan ........         --          --         74         --      1,497         --          --       1,497
Issuance of common stock in connection
     with AppSource acquisition ........         --          --         96         --      3,200         --          --
                                                                                                                              3,200
Tax benefit related to stock options ...         --          --         --         --        684         --          --         684
Translation adjustment .................         --          --         --         --         --         --         (12)
                                                                                                                                (12)
Net income .............................         --          --         --         --         --      6,916          --       6,916
                                           --------    --------   --------   --------   --------   --------    --------    --------
Balance at March 31, 1998 ..............         --    $     --     11,400   $     11   $ 45,831   $ 10,223    $     19    $ 56,084
                                           ========    ========   ========   ========   ========   ========    ========    ========


          See accompanying notes to consolidated financial statements.

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

           Arbor Software Corporation (the "Company") develops and markets enterprise OLAP software for management reporting, analysis and planning applications. The Company was incorporated in Delaware in April 1991 and commenced operations on that date. All of the Company's revenues to date have been derived from licenses for its Arbor Essbase software and related products and services. The Company relies on its direct sales force and indirect channel partners such as original equipment manufacturers, value-added resellers and distributors for licensing and support of Arbor Essbase and Arbor Essbase-related products.

Principles of consolidation

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries in the United Kingdom, France and Germany. All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

           The Company's total revenues are derived from license revenues for its Arbor Essbase software and Arbor Essbase-related products, as well as software maintenance and support, training and consulting revenues from Arbor Essbase licensees. Revenues for maintenance and support services, training and consulting are charged separately from the license of Arbor Essbase. License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Allowances for estimated future returns, which to date have been immaterial, are provided upon shipment. Maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed. The Company has recognized revenue, for all periods presented, in accordance with Statement of Position 91-1 entitled "Software Revenue Recognition."

           Royalty revenues from indirect channel partners are generally recorded in the month such royalties are reported to the Company, which typically occurs from one to three months following the resale of Arbor Essbase by the indirect channel partner.

           In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company is required to adopt for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

Cash, cash equivalents and short-term investments

           All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents and those with maturities greater than three months but no more than twelve months are considered short-term investments. The Company has classified all short-term investments as available-for-sale.

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

           No customer or indirect channel partner accounted for greater than 10% of total revenues in fiscal 1998 and one indirect channel partner accounted for 19% and 26% of total revenues in fiscal 1997 and 1996, respectively.

           Included in total revenues are direct export sales from the United States to international customers. International revenues, which are attributable primarily to direct export sales to customers in Europe, were 16%, 13%, and 10% of total revenues in fiscal 1998, 1997 and 1996, respectively.

           At March 31, 1998 and 1997, no single customer accounted for more than 10% of outstanding accounts receivable.

Fair Value of Financial Instruments

           For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of the convertible subordinated notes at March 31, 1998 approximated their carrying amount as such notes were issued to independent third parties during March 1998.

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

Long-term Assets

           Goodwill and intangible assets are recorded at cost less accumulated amortization. Amortization is provided on a straight line basis over the estimated economic life, which is four years. As of March 31, 1998, accumulated amortization was $188,000.

           The Company periodically reviews the recoverability of long-term assets whenever events or changes in circumstances indicate the carrying amount of an asset might not be recoverable.

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Income taxes

           Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.

Foreign currency

           The functional currency of the Company's subsidiaries is the local currency. The balance sheet accounts are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the periods. Gains and losses resulting from translation are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during any of the periods presented.

Earnings per share

           Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and dilutive potential common shares outstanding. All prior years' earnings per share data have been restated to reflect the provisions of FAS 128. (See Note 11)

Stock-Based Compensation

           The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." (See Note 8)

Management estimates and assumptions

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

Recent Accounting Pronouncements

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

           In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for the Company's annual consolidated financial statements for the year ending March 31, 1999.

           In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the year ending March 31, 2000.

NOTE 2 --ACQUISITION OF APPSOURCE CORPORATION

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

           The acquisition was recorded under the purchase method of accounting and accordingly, the results of operations of AppSource are included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair market values as determined by the Company at the date of acquisition, as summarized below (in thousands):


Cash .......................................................            $   235
Other current assets .......................................                480
In-process technology ......................................              3,000
Goodwill and intangible assets .............................              3,000
Current liabilities assumed ................................                (65)
                                                                        -------
                                                                        $ 6,650
                                                                        =======


         The total purchase price was derived as follows (in thousands):


Cash payment ...............................................              $3,200
Issuance of common stock ...................................               3,200
Transaction expenses .......................................                 250
                                                                          ------
                                                                          $6,650
                                                                          ======

           The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to goodwill and other intangible assets, primarily existing technology, are being amortized on a straight-line basis over four years.

           Pro forma disclosure giving effect to the AppSource acquisition as if it had occurred at the beginning of fiscal 1997 has not been presented since the effect of the acquisition is not material to the Company's consolidated results of operations for either fiscal 1998 or 1997.

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 -- BALANCE SHEET COMPONENTS

                                                               MARCH 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
                                                             (IN THOUSANDS)
Property and equipment:
   Computer equipment ................................    $ 11,834     $  7,392
   Furniture, fixtures and office equipment ..........       4,224        3,096
   Leasehold improvements ............................       5,242        4,735
                                                          --------     --------
                                                            21,300       15,223
   Less: accumulated depreciation and amortization ...      (8,325)      (3,799)
                                                          --------     --------
                                                          $ 12,975     $ 11,424
                                                          ========     ========


                                                             MARCH 31,
                                                        ------------------
                                                          1998      1997
                                                        -------    -------
                                                          (IN THOUSANDS)
Accrued expenses and other current liabilities:
   Income taxes payable ............................    $ 1,969    $ 1,754
   Accrued commissions .............................      4,074      1,290
   Accrued benefits ................................      2,848      1,758
   Other ...........................................      6,586      3,038
                                                        -------    -------
                                                        $15,477    $ 7,840
                                                        =======    =======

NOTE 4 - SHORT-TERM INVESTMENTS

           The carrying value of the Company's short-term investment portfolio approximated fair value at both March 31, 1998 and 1997. Cash equivalents and short-term investments consist of the following:

                                                                           MARCH 31,
                                                                    ----------------------
                                                                      1998          1997
                                                                    ---------     --------
                                                                        (IN THOUSANDS)
Money market fund .........................................         $  39,446     $     758
State and municipal bonds..................................            54,086         1,905
U.S. government and agency obligations.....................            13,902         6,527
Corporate bonds............................................            13,850        15,450
Commercial paper...........................................             2,305             -
Foreign debt securities....................................             4,650         1,338
                                                                    ---------     ---------
Total available-for-sale securities........................           128,239        25,978
Less: amounts classified as cash equivalents...............           (92,760)       (2,774)
                                                                    ---------     ---------
Total short-term investments ..............................         $  35,479     $  23,204
                                                                    =========     =========

             Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended March 31, 1998, 1997 and 1996. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

NOTE 5 -- BANK LINE OF CREDIT

           The Company has a line of credit agreement with a bank. The credit agreement provides for working capital advances of up to $5,000,000. Borrowings under the line of credit are limited to specified percentages of eligible accounts receivable and are collateralized by substantially all of the assets of the Company. Interest on borrowings is

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



set at the bank's prime rate. Among other provisions, the Company is required to maintain certain financial covenants. In addition, payment of cash dividends is prohibited without the bank's consent. The credit agreement expires in February 1999. As of March 31, 1998, there were no borrowings outstanding under the line of credit.

NOTE 6 -- CONVERTIBLE SUBORDINATED NOTES

           In March 1998, the Company issued $100.0 million of 4.5% Convertible Subordinated Notes (the "Notes"), due 2005. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2001 at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. The Company incurred $3.3 million of costs in connection with the issuance of the Notes which have been deferred and are included in other assets. These unamortized costs will be recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15, commencing September 15, 1998.

NOTE 7 -- CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANT

PREFERRED STOCK

           At March 31, 1998, the Company had authorized 5,000,000 shares of undesignated preferred stock. Prior to completion of the Company's initial public offering, the Company had authorized 4,000,000 shares of preferred stock, of which 2,065,000 shares had been designated Series A Convertible Preferred Stock ("Series A"), 960,000 shares had been designated Series B Convertible Preferred Stock ("Series B") and 904,636 shares had been designated Series C Convertible Preferred Stock ("Series C") (collectively "Preferred Shares"). Holders of Series A, B and C were entitled to receive noncumulative, preferential dividends of $0.10, $0.275 and $0.34, respectively, per annum, when and if declared by the Board of Directors. No such dividends were declared. Each outstanding share of preferred stock was converted into one and one-half shares of common stock upon the completion of the Company's initial public offering.

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

NOTE 8 -- EMPLOYEE STOCK PLANS

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

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           The 1995 Plan is divided into four separate components: (i) the Discretionary Option Grant Program; (ii) the Stock Issuance Program; (iii) the Salary Investment Option Grant Program; and (iv) the Automatic Option Grant Program. The 1995 Plan will terminate on September 30, 2005, unless terminated earlier by the Board.

           Options granted under the Discretionary Option Grant Program are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Twenty five percent of the options granted under the Discretionary Option Grant Program are exercisable one year after the date of grant and the remainder exercisable ratably each month thereafter over the remaining thirty-six month period. The Discretionary Option Grant Program also provides for the grant of stock appreciation rights. Stock appreciation rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of the fair market value of the vested shares of common stock subject to each surrendered option over the aggregate exercise price payable for those shares. Such appreciation distribution may be made in cash or in shares of common stock. No stock appreciation rights had been granted under the 1995 Plan as of March 31, 1998.

           Under the Stock Issuance Program individuals may be issued shares of common stock directly through the purchase of shares at a price per share not less than 85% of the fair market value at the time of issuance or as a fully paid bonus for services rendered to the Company. No shares had been issued under the Stock Issuance Program as of March 31, 1998.

           Under the Salary Investment Option Grant Program, each executive officer of the Company may elect, prior to the start of a calendar year, to reduce his or her base salary for that calendar year by a designated multiple of 1%, subject to a maximum dollar amount. In return the officer will automatically be granted, on the first trading day in the calendar year for which the salary reduction is in effect, a non-statutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the date of grant. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the date of grant. As a result, the total spread on the option shares at the time of grant will be equal to the salary reduction amount. The option will vest in a series of twelve equal monthly installments over the calendar year for which the salary reduction is in effect. No executive officer of the Company had elected to participate in the Salary Investment Option Grant Program through March 31, 1998.

           Under the Automatic Option Grant Program, each individual who becomes a non-employee Board member will receive an option grant for 20,000 shares of common stock at the fair market value of the stock on the date he or she joins the Board. In addition, at each Annual Stockholder Meeting, beginning with the 1996 Annual Meeting, each individual who is to continue to serve as a non-employee Board member after the meeting will receive an option grant to purchase an additional 5,000 shares of common stock at the fair market value of the stock on the date of grant, provided such individual has served on the Board for at least six months. Each automatic option will have a term of ten years, subject to earlier termination following the optionee's cessation of Board service. The initial 20,000 share grant will vest in a series of four successive equal annual installments over the optionee's period of Board service measured from the grant date. Each additional 5,000 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date.

           During fiscal 1996, the Company granted certain options for the purchase of common stock on which the Company will amortize approximately $212,000 of compensation expense over the four-year vesting period of the options. As of March 31, 1998, the Company has recognized an aggregate $136,000 of compensation expense related to these options, with $56,000, $56,000 and $24,000 expensed during fiscal 1998, 1997 and 1996, respectively.

           In recognition of the decline in the fair market value of the Company's common stock in fiscal 1997, the Company repriced options to purchase approximately 533,000 shares of common stock with exercise prices ranging from $33.25 to $42.75 on December 4, 1996 to an exercise price of $26.88, which was the fair market value of the Company's common stock on that date.

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



EMPLOYEE STOCK PURCHASE PLAN

           In August 1995, the Company's Board of Directors adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance to eligible employees. The Purchase Plan, as amended in August 1997, permits eligible employees to purchase common stock through periodic payroll deductions of up to 10% of their annual compensation. Each offering period will have a maximum duration of 6 months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the participant's entry date into the offering period or the fair market value on the purchase date. No shares were issued under the Purchase Plan through March 31, 1996. During fiscal 1998 and 1997, a total of 74,081 and 56,782 shares, respectively, were issued under the Purchase Plan. In August 1997, the stockholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan by 150,000 shares. At March 31, 1998, a total of 169,137 shares were reserved for future issuance under the Purchase Plan.

A summary of the activity under the stock option plans is as follows (in thousands, except per share amounts):

                                                               OPTIONS OUTSTANDING
                                                           ----------------------------
                                                  SHARES                    WEIGHTED
                                                AVAILABLE    NUMBER         AVERAGE
                                                FOR GRANT  OUTSTANDING   EXERCISE PRICE
                                                ---------  -----------   --------------
Balance at March 31, 1995 ................         254        1,295       $    0.30

  Additional shares authorized ...........         400           --
  Options granted at market price ........        (240)         240       $   10.39
  Options granted below market price .....        (232)         232       $    3.07
  Options exercised ......................          --         (734)      $    0.32
  Options canceled .......................         120         (120)      $    4.12
                                                ------       ------

Balance at March 31, 1996 ................         302          913       $    3.26

  Additional shares authorized ...........       1,000           --
  Options granted at market price ........      (1,358)       1,358       $   31.18
  Options exercised ......................          --         (210)      $    0.94
  Options canceled .......................         583         (583)      $   36.00
                                                ------       ------

Balance at March 31, 1997 ................         527        1,478       $   16.09
                                                ------       ------

  Additional shares authorized ...........         750           --
  Options granted at market price ........        (906)         906       $   33.07
  Options exercised ......................          --         (104)      $   10.32
  Options canceled .......................         313         (313)      $   21.37
                                                ------       ------

Balance at March 31, 1998 ................         684        1,967       $   24.21
                                                ======       ======

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           A summary of outstanding and exercisable stock options as of March 31, 1998 is as follows (in thousands, except per share amounts):

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                        --------------------------------------------    ------------------------
                                           WEIGHTED
                                            AVERAGE         WEIGHTED                    WEIGHTED
           RANGE OF                        REMAINING         AVERAGE                     AVERAGE
           EXERCISE       NUMBER          CONTRACTUAL       EXERCISE      NUMBER        EXERCISE
            PRICES      OUTSTANDING          LIFE             PRICE     EXERCISABLE      PRICE
           --------     -----------       -----------      ---------    -----------     --------
      $0.07 - $ 1.07       226,127           6.1           $   0.33       226,127       $  0.33
      $2.27 - $ 3.33       166,571           7.2               3.05       166,571          3.05
      $6.00 - $ 9.00        88,466           7.5               7.52        88,466          7.52
      $19.88 - $26.88      722,803           8.6              24.77       213,125         26.39
      $31.75 - $46.13      763,025           9.6              37.32        31,596         35.45
                         ---------           ---           --------       -------       -------
                         1,966,992           8.5              24.21       725,885         11.01
                         =========                                        =======

PRO FORMA DISCLOSURE

           The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes and has adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock-Based Compensation."

           The weighted average estimated grant date fair value, as defined by FAS 123, for options granted at market price under the Company's stock option plans during fiscal 1998 and 1997 was $13.88 and $9.10 per share, respectively. The weighted average estimated grant date fair value for options granted at market price and below market price under the Company's stock option plans during fiscal 1996 was $3.57 and $1.08 per share, respectively. The weighted average estimated grant date fair value, as defined by FAS 123, for purchase awards under the Company's Purchase Plan during fiscal 1998, 1997 and 1996 was $11.60, $15.36 and $4.50, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

           The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards :

                                                     YEARS ENDED MARCH 31,
                                                --------------------------------
                                                1998         1997           1996
                                                ----         ----           ----
Stock option plans:
Expected dividend yield ..............            0%            0%            0%
Expected stock price volatility ......           60%           65%           65%
Risk free interest rate ..............         5.76%         6.28%         5.88%
Expected life (years) ................         2.79          2.41          2.75

Stock purchase plan:
Expected dividend yield ..............            0%            0%            0%
Expected stock price volatility ......           60%           65%           65%
Risk free interest rate ..............         5.39%         5.34%         5.44%
Expected life (years) ................         0.49          0.58          0.97

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PRO FORMA NET INCOME AND EARNINGS PER SHARE

           Had the Company recorded compensation based on the estimated grant date fair value, as defined by FAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts below for the fiscal years ended March 31, 1998, 1997 and 1996 (in thousands, except per share amounts):


                                            YEARS ENDED MARCH 31,
                                    -------------------------------------
                                       1998         1997           1996
                                    ----------    ---------     ---------
Net income as reported ........     $   6,916     $   5,826     $   2,878
Pro forma net income ..........           728         2,160         2,547

Earnings per share as reported:
       Basic ..................     $    0.61     $    0.53     $    0.49
       Diluted ................          0.58          0.50          0.27

Pro forma earnings per share:
       Basic ..................     $    0.07     $    0.20     $    0.43
       Diluted ................          0.06          0.18          0.24

           The pro forma effect on net income and earnings per share for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net income and earnings per share in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 9 -- INCOME TAXES:

           The tax provisions for fiscal 1998, 1997 and 1996 consist of the following:

                                               YEARS ENDED MARCH 31,
                                          ---------------------------------
                                           1998         1997         1996
                                          -------      -------      -------
                                                    (IN THOUSANDS)
Provision (benefit) for income taxes:
    Current:
        Federal .....................     $ 4,120      $ 4,671      $ 1,234
        State .......................         828        1,438          382
        Foreign .....................         880          331           --
                                          -------      -------      -------
                                            5,828        6,440        1,616
                                          -------      -------      -------

    Deferred:
        Federal .....................         (55)      (2,315)        (900)
        State .......................          51         (988)          --
                                          -------      -------      -------
                                               (4)      (3,303)        (900)
                                          -------      -------      -------

                                          $ 5,824      $ 3,137      $   716
                                          =======      =======      =======

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           The tax provision reconciles to the amount computed by multiplying income before taxes by the U.S. statutory rate (35%), as follows:

                                                                 YEARS ENDED MARCH 31,
                                                          ---------------------------------
                                                           1998          1997        1996
                                                          -------      -------      -------
                                                                    (IN THOUSANDS)
Provision at statutory rate .........................     $ 4,459      $ 3,137      $ 1,258
State taxes, net of federal benefit .................         626          515          247
Permanent differences ...............................       1,435          147           45
Utilization of net operating loss carryforwards .....          --           --         (997)
Utilization of research and development carryforwards        (650)        (131)        (327)
Foreign sales corporation ...........................        (174)          --           --
Change in deferred tax asset ........................          --         (691)         380
Foreign loss with no federal benefit ................          --           --          110
Other ...............................................         128          160           --
                                                          -------      -------      -------
                                                          $ 5,824      $ 3,137      $   716
                                                          =======      =======      =======

            Significant components of the Company's deferred tax assets were as follows:

                                                               MARCH 31,
                                                         -----------------------
                                                          1998             1997
                                                         ------           ------
                                                             (IN THOUSANDS)
Deferred revenue .............................           $1,840           $2,902
Accrued expenses and reserves ................            2,031              988
Depreciation .................................              272              149
Other ........................................               64              164
                                                         ------           ------

Net deferred tax asset .......................           $4,207           $4,203
                                                         ======           ======

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

           The Company leases its facilities under noncancelable operating lease agreements which expire at various dates through 2012. Certain leases provide for escalating monthly payments and are being charged to operations ratably over the lease term. In December 1996, the Company entered into a sublease agreement for a portion of its Sunnyvale, California office facility with a third party, which sublease expires in June 1998. Future rent payments under the sublease agreement total $121,660 for the remainder of fiscal 1999. In addition, the Company leases certain equipment under long-term lease agreements that are classified as capital leases. These capital leases terminate in fiscal year 1999. Total property and equipment acquired under these capitalized leases, which secure such borrowings, are as follows:


                                                                 MARCH 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                              (IN THOUSANDS)
Computer equipment .................................      $ 2,020       $ 2,020
Furniture, fixtures, and office equipment ..........          496           639
Leasehold improvements .............................           27            27
                                                          -------       -------
                                                            2,543         2,686
Less: accumulated depreciation and amortization ....       (2,481)       (1,853)
                                                          -------       -------
                                                          $    62       $   833
                                                          =======       =======

                           ARBOR SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Future minimum lease payments under all noncancelable operating and capital leases are as follows:

                                                                       OPERATING    CAPITAL
                                                                        LEASES      LEASES
                                                                       ---------    -------
       YEAR ENDING MARCH 31,                                              (IN THOUSANDS)
       1999    .................................................          1,986        327
       2000    .................................................          1,680         --
       2001    .................................................          1,702         --
       2002    .................................................          1,781         --
       2003    .................................................          1,346         --
       Thereafter...............................................          3,593         --
                                                                     ----------     ------
       Total minimum payments...................................     $   12,088        327
                                                                     ==========
       Less: amount representing interest  .....................                       (13)
                                                                                    ------
       Present value of capital lease obligations...............                    $  314
                                                                                    ======


           Rent expense under operating leases totaled $1,945,000, $1,301,000 and $659,000 during fiscal 1998, 1997 and 1996, respectively. Rent expense for fiscal 1998 and 1997 is net of $635,000 and $111,000, respectively, received under the sublease agreement.

           In the course of its business, the Company has been named as a defendant in certain actions and could incur an uninsured liability in one or more of them. However, in the opinion of management, the outcome of such litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

NOTE 11 -- EARNINGS PER SHARE

           The following table sets forth a reconciliation of the computation of basic and diluted earnings per share under the provisions of FAS 128.


                                                                    YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                1998       1997         1996
                                                              -------     -------     -------
                                                                       (IN THOUSANDS)
Net income ..............................................     $ 6,916     $ 5,826     $ 2,878
                                                              =======     =======     =======
Shares used to compute basic earnings per share (weighted
  average number of common shares outstanding during the
  period) ...............................................      11,246      10,997       5,933
Incremental common shares attributable to exercise of
  outstanding options and warrants ......................         742         732       1,063
Incremental common shares attributable to conversion of
  convertible preferred stock ...........................          --          --       3,567
                                                              -------     -------     -------
Shares used to compute diluted earnings per share .......      11,988      11,729      10,563
                                                              =======     =======     =======

Basic earnings per share ................................     $  0.61     $  0.53     $  0.49
                                                              =======     =======     =======
Diluted earnings per share ..............................     $  0.58     $  0.50     $  0.27
                                                              =======     =======     =======

           Substantially all options were included in the computation of diluted earnings per share for all years presented. Shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 which were issued in March 1998 have been excluded from the computation for fiscal 1998 as their effect is antidilutive.

NOTE 12 -- SUBSEQUENT EVENT

           On May 25, 1998, the Company, Hyperion Software Corporation and HSC Merger Corp. entered into an Agreement and Plan of Merger. The merger contemplated therein will be effected by the issuance of 0.95 shares of the Company's common stock for each share of Hyperion common stock. Concurrent with the exchange, the continuing company will be renamed Hyperion Solutions Corporation. This transaction is expected to be accounted for as a pooling of interests. The merger is subject to a number of customary closing conditions, including antitrust approval and approval by the stockholders of the Company and Hyperion.

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below are biographical summaries of the directors and executive officers of the Company, as of March 31, 1998:

NAME                                          AGE                     POSITION
----                                          ----                     --------
John M. Dillon............................     48    Chief Executive Officer, President and Director
Stephen V. Imbler.........................     46    Senior Vice President and Chief Financial Officer
William B. Binch..........................     58    Senior Vice President of Worldwide Sales
Kirk A. Cruikshank........................     42    Senior Vice President of Marketing
David A. Spicer...........................     52    Senior Vice President of Product Development
James A. Dorrian..........................     45    Chairman of the Board of Directors
Mark W. Perry (1).........................     55    Director
Jeffrey R. Rodek (2)......................     44    Director
Ann L. Winblad (1) (2)....................     47    Director


----------

(1)     Member of Audit Committee

(2)     Member of Compensation Committee

           John M. Dillon joined the Company in December 1993 as Vice President of Sales. Presently, Mr. Dillon is the Company's Chief Executive Officer and President and is responsible for worldwide field operations (sales, support, consulting and education), marketing, product development, finance and administration. In addition, Mr. Dillon has been a director of the Company since December 1996. Mr. Dillon previously served as Senior Vice President of the Company's worldwide field operations organization -- Customer Advocacy (Customer Support and Education), North American Sales, EMEA (Europe, Middle East & Africa) Sales, Channel Sales and Field Marketing. Mr. Dillon also served three years as Vice President of Worldwide Sales. Before joining the Company, Mr. Dillon was a field Vice President for Interleaf, a major document management software company. He spent five years at Oracle Corporation in various sales management positions and held sales management positions at GRiD Systems Corporation ("GRiD"), a leading developer and retailer of mobile computer products for government and corporate organizations worldwide and Tymshare/McDonnell Douglas. Mr. Dillon served in the U.S. Navy for five years and earned a B.S. in Engineering from the United States Naval Academy. Mr. Dillon also holds an M.B.A. from Golden Gate University, San Francisco.

           Stephen V. Imbler joined the Company in July 1995 as Vice President and Chief Financial Officer. Presently Senior Vice President and Chief Financial Officer, Mr. Imbler is responsible for the Company's overall financial and administrative operations. Mr. Imbler joined the Company from Gupta (now known as Centura Software Corporation), where he was Senior Vice President of Finance and Operations and Chief Financial Officer, responsible for managing finance, investor relations, human resources, MIS, manufacturing and facilities. Prior to joining Centura Software, he was Vice President and Chief Financial Officer at QuickResponse Services, Inc. He also held several executive positions at Oracle Corporation, including Vice President, U.S. Finance and Operations, and Vice President of Finance (Oracle Corporate). Mr. Imbler holds a master's degree in public accounting from the University of Texas at Austin and a bachelor's degree in Piano Performance from Wichita State University.

           William B. Binch joined the Company in July 1997 as General Manager, North American Operations. Presently Senior Vice President of Worldwide Sales, Mr. Binch oversees the Company's global field operations which include direct sales, channel sales, telebusiness and the Arbor Field Services Group. Prior to joining the Company, Mr. Binch served as Vice President, Field Operations Americas/Australia for Prism Solutions, Inc., where he managed direct, indirect, telesales and consulting organizations. Prior to joining Prism Solutions, Inc., Mr. Binch was Vice President of Sales Americas for Business Objects and also spent five years at Oracle Corporation in various senior level sales positions, including Vice President of OEM Sales. Mr. Binch served as a Captain in the United States Marine Corps and earned a B.S. in Industrial Engineering from the University of Maryland, College Park.

           Kirk A. Cruikshank joined the Company in February 1993 as Vice President of Marketing. Presently Senior Vice President of Marketing, Mr. Cruikshank is responsible for product marketing, marketing communications and product management. Prior to joining the Company, Mr. Cruikshank was Vice President of Marketing for GRiD, a leading developer and retailer of mobile computer products for government and corporate organizations worldwide. Previously, he was the Director of GRiD's Federal Systems Division. Mr. Cruikshank holds a B.S. in Economics from Ohio Wesleyan University and an M.B.A. from the University of Michigan.

           David A. Spicer joined the Company in February 1998 as Senior Vice President of Product Development. Mr. Spicer is responsible for all aspects of development including worldwide support, training, documentation and related infrastructure. Before joining the Company, Mr. Spicer spent six years at Oracle Corporation in several senior level product development positions including Vice President of Global Applications Development, Applications Development and Chief Information Officer. Prior to Oracle he was Vice President of Banking Solutions for Teknekron, Manager of Applied Research Software for AT&T Bell Laboratories and Supervisor of the Broadband System Architecture Group at Bell Laboratories. Mr. Spicer holds a B.S. in Computer Engineering from the University of Illinois and an M.S. in Computer Science from Northwestern University.

           James A. Dorrian is a co-founder of the Company and served as the Company's President from inception until January 1997, as the Company's Chief Executive Officer from inception until January 1998, and as a director of the Company from inception until April 30, 1998. Prior to co-founding the Company in 1991, Mr. Dorrian was President of Solutions Technology, Inc., a San Francisco-based software consulting firm specializing in financial software systems development. Previously, he was Western States Director at Thorn EMI Computer Software, a developer of Executive Information Systems ("EIS") software. Mr. Dorrian holds a B.A. in Economics from Indiana University.

           Mark W. Perry has been a director of the Company since February 1993. Mr. Perry joined New Enterprise Associates in October 1995 and became a General Partner in June 1996. Mr. Perry focuses on the area of information technology venture capital investing. Mr. Perry's board memberships include Exabyte Corporation and a number of private companies. From May 1994 to December 1995, Mr. Perry served as President and Chief Executive Officer and then as Chairman of Viewstar Corporation, a leading provider of business process automation, client/server software. From 1985 to 1994, he was employed by Silicon Graphics, Inc. where his last position was Vice Chairman. Mr. Perry is a Certified Public Accountant. Mr. Perry received an M.B.A. (with distinction) from the Harvard University Graduate School of Business and a B.A. in Economics (cum laude) from Amherst College.

           Jeffrey R. Rodek has been a director of the Company since January 1998. Mr. Rodek has served as President and Chief Operating Officer of Ingram Micro Inc. ("Ingram Micro") since January 1995 and was promoted to President and Chief Operating Officer Worldwide in May 1996. Prior to joining Ingram Micro, Mr. Rodek spent 16 years at Federal Express in several key executive positions, including Senior Vice President, Central Support Services, and Vice President, Financial Planning, and most recently as Senior Vice President of Operations, the Americas. Mr. Rodek earned a B.S. in Mechanical Engineering and an M.B.A., with an emphasis in Finance, from The Ohio State University.

           Ann L. Winblad has been a director of the Company since June 1991. Ms. Winblad has been a General Partner of Hummer Winblad Venture Partners, a venture capital investment firm, since 1989. Ms. Winblad holds B.A. degrees in Mathematics and Business from the College of St. Catherine and an M.A. in Education from the College of St. Thomas.


ITEM 11. EXECUTIVE COMPENSATION

           The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving as such at the end of fiscal year 1998, each of whose aggregate compensation for fiscal year 1998 exceeded $100,000, for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM COMPENSATION
NAME AND PRINCIPAL POSITION                                     ANNUAL COMPENSATION             AWARDS
                                                          ----------------------------  ----------------------
                                                  FISCAL                                 NUMBER OF SECURITIES
                                                   YEAR   SALARY($)(1)   BONUS($)(1)(2)  UNDERLYING OPTIONS (#)
                                                  ------  ------------   -------------  -----------------------
John M. Dillon                                     1998     233,750         215,000               50,000
President, Chief Executive Officer and
    Chairman of the                                1997     185,000         130,414            200,000(5)
    Board of Directors
                                                   1996     241,746          72,875                   --

James A. Dorrian (3)                               1998     200,000              --                   --
Former President and Chief Executive Officer       1997     190,000          25,000                   --
                                                   1996     152,500          42,886                   --

Stephen V. Imbler                                  1998     193,750         142,000               50,000
Senior Vice President and
Chief Financial Officer                            1997     166,250          62,500                   --
                                                   1996      94,231          68,591              109,500

William B. Binch (4)                               1998     106,250         146,720               80,000
Senior Vice President of Worldwide Sales           1997          --              --                   --
                                                   1996          --              --                   --

Kirk A. Cruikshank                                 1998     193,450         142,000               50,000
Senior Vice President of Marketing                 1997     165,625          62,500            100,000(5)
                                                   1996     134,375          42,886                    0

-----------

(1)     Includes amounts deferred under the 401(k) plan.

(2)     Bonus amounts include commissions earned in the respective fiscal years.

(3) Mr. Dorrian served as the Company's Chief Executive Officer until his retirement effective as of January 20, 1998.

(4)     Mr. Binch joined the Company in July 1997.

(5) The identified options granted to Mr. Dillon and Mr. Cruikshank were cancelled and subsequently regranted on December 4, 1996.

      The following table contains information concerning the stock option grants made to the Company's Chief Executive Officer, the four other most highly compensated executive officers who were serving as such at the end of fiscal year 1998 and David A. Spicer (collectively, the "Named Officers"). No stock appreciation rights were granted to these individuals during such fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS (1)


                                                                                                    POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                           NUMBER OF      PERCENT OF TOTAL                                           ANNUAL RATES OF STOCK
                           SECURITIES        OPTIONS           EXERCISE                              PRICE APPRECIATION
                           UNDERLYING       GRANTED TO          PRICE                                  FOR OPTION TERM (3)
                            OPTIONS         EMPLOYEES         PER SHARE       EXPIRATION        ---------------------------
NAME                      GRANTED (#)   IN FISCAL 1998 (2)      ($/SH)           DATE             5% ($)            10% ($)
----                      -----------   ------------------    ---------       ----------        ---------         ---------
John M. Dillon              50,000            5.52              46.125         3/30/2008        1,452,938         3,666,938

James A. Dorrian (4)            --              --                  --                --               --                --
Stephen V. Imbler           50,000            5.52              19.785         4/22/2007          623,228         1,572,908
William B. Binch            60,000            6.62             34.8125          7/1/2007        1,315,913         3,321,113
                            20,000            2.21              37.125         1/20/2008          467,775         1,180,575

Kirk A. Cruikshank          50,000            5.52              19.785         4/22/2007          623,228         1,572,908
David A. Spicer             80,000            8.83              38.125          2/1/2008        1,921,500         4,849,500


----------
(1) Each option becomes exercisable as to 25% of the option shares on the first anniversary of the option grant date and as to the balance of the shares ratably upon optionee's completion of the next 36 months of service thereafter. The exercise price for the option may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The plan administrator has the discretionary authority to reprice the option through the cancellation of that option and the grant of a replacement option with an exercise price based on the fair market value of the option shares on the regrant date. The option has a maximum term of ten years measured from the option grant date, subject to earlier termination in the event of the optionee's cessation of service with the Company. The option will vest upon an acquisition of the Company by merger or asset sale, unless the option is assumed by the acquiring entity.

(2) Based on an aggregate number of shares granted pursuant to options for the fiscal year of 905,600.

(3) There can be no assurance provided to the executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grant made to the executive officer.

(4) Mr. Dorrian served as the Company's Chief Executive Officer until his retirement effective as of January 20, 1998.

           The following table sets forth information concerning option exercises in fiscal year 1998 and option holdings as of the end of fiscal year 1998 with respect to each of the Named Officers. No stock appreciation rights were exercised during that fiscal year or outstanding at the end of that fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                 NUMBER OF
                                                           SECURITIES UNDERLYING                VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS                 IN-THE-MONEY OPTIONS
                                                         AT FISCAL YEAR-END (#) (1)           AT FISCAL YEAR-END ($)(2)
                                                       -------------------------------     -------------------------------
                           SHARES
                        ACQUIRED ON       VALUE
NAME                    EXERCISE (#)  REALIZED($)(1)   EXERCISABLE       UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----                    ------------  --------------   -----------       -------------     -----------       -------------
John M. Dillon ....          --            --             55,206            144,791          1,121,307          1,953,646
James A. Dorrian(3)          --            --             22,500                 --          1,026,563                 --
Stephen V. Imbler .          --            --             94,000             86,500          4,022,730          1,312,500
William B. Binch ..          --            --                 --             80,000                 --            858,750
Kirk A. Cruikshank           --            --             23,957             76,041            461,172          1,813,789
David A. Spicer ...          --            --             80,000                 --                 --                 --

-----------

(1) Upon exercise of the options, an option holder did not necessarily receive the amount reported above under the column "Value Realized." The amounts reported above under the column "Value Realized" merely reflect the amount by which the fair market value of the Common Stock of the Company on the date the option was exercised exceeded the exercise price of the option. The option holder does not realize any cash until the shares of Common Stock issued upon exercise of the options are sold.

(2) Based on the closing price of the Common Stock of the Company as reported on The Nasdaq National Market System at March 31,1998, the last day of trading of the Company's Common Stock during fiscal year 1998, of $46.125 per share, less the exercise price payable for such shares.

(3) Mr. Dorrian served as the Company's Chief Executive Officer until his retirement effective as of January 20, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth as of May 31, 1998 certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors, and the executive officers named in the Summary Compensation Table and (iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                                              AMOUNT AND
                                                                              NATURE OF
                                                                              BENEFICIAL
                                                                              OWNERSHIP           PERCENT OF
BENEFICIAL OWNER                                                                (1)(2)               CLASS
                                                                              ----------          ----------
Amerindo Investment Advisors Inc.(3) ...............................          2,228,961           19.43%
   One Embarcadero Center Suite 2300
   San Francisco, CA 94111
Putnam Investments, Inc. (4) .......................................            927,627              8.09%
    One Post Office Square
    Boston, MA 02109
Pilgrim Baxter & Associates, Ltd. (5) ..............................          1,211,800             10.56%
    825 Duportail Rd
    Wayne, PA 19087
John M. Dillon (6) .................................................            150,475              1.31%
Stephen V. Imbler (7) ..............................................            134,176              1.16%
Kirk A. Cruikshank (8) .............................................             42,891                 *
William B. Binch (9) ...............................................             16,500                 *
James A. Dorrian (10) ..............................................            398,725              3.48%
Mark W. Perry (11) .................................................             29,953                 *
Jeffrey R. Rodek (12) ..............................................             20,000                 *
Ann L. Winblad (13) ................................................            269,064              2.34%
All directors and executive officers as a group (8 persons including
those listed above) (14) ...........................................            663,059              5.78%

-----------

*       Less than 1% of the outstanding shares of Common Stock.


(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The number of shares of Common Stock deemed outstanding includes shares issuable pursuant to stock options that may be exercised within 60 days after May 31, 1998.

(3) Based on a Schedule 13G filed with the Securities and Exchange Commission ("SEC") as of April 27, 1998, includes (i) 2,070,861 shares held by Amerindo Investment Advisors Inc., a California corporation,
        (ii) 4,000 shares held by Amerindo Advisors (UK) Limited Retirement Benefits Scheme, and (iii) 154,000 shares held by Amerindo Investment Advisors, Inc., a Panama corporation.

(4) Based on a Schedule 13G filed with the SEC as of January 21, 1998, includes (i) 757,827 shares held by Putnam Investment Management, Inc. and (ii) 169,800 shares held by Putnam Advisory Company, Inc., two wholly owned subsidiaries and registered advisors of Putnam Investments, Inc., which is a wholly owned subsidiary of Marsh & McLennan Companies, Inc.

(5)     Based on an amended Schedule 13G filed with the SEC as of May 8, 1998.

(6) Includes options exercisable into 67,704 shares of Common Stock under the Option Plan.

(7) Includes options exercisable into 106,500 shares of Common Stock under the Option Plan.

(8) Includes options exercisable into 28,125 shares of Common Stock under the Option Plan.

(9) Includes options exercisable into 15,000 shares of Common Stock under the Option Plan.

(10) Mr. Dorrian is a co-founder of the Company and served as the Company's President from inception until January 1997, as the Company's Chief Executive Officer from inception until January 1998, and as a director of the Company from inception until April 30, 1998.

(11) Includes options exercisable into 15,156 shares of Common Stock under the Option Plan.

(12) Includes options exercisable into 20,000 shares of Common Stock under the Option Plan

(13) Includes options exercisable into 32,500 shares of Common Stock under the Option Plan. Includes 26,505 shares held by Hummer Winblad Venture Partners, L.P. ("Hummer Winblad"), a limited partnership. Ms. Winblad disclaims beneficial ownership of all shares held by entities affiliated with Hummer Winblad except to the extent of her pecuniary interest therein arising from her partnership interest in entities affiliated with Hummer Winblad.

(14) Includes options exercisable into 284,985 shares of Common Stock under the Option Plan.


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

           Schedule II - Valuation and Qualifying Accounts is filed on page 57 of this Report on Form 10-K.

           Financial statement schedules other than the schedule listed in Item 8 have been omitted since they are either not required, not applicable, or the information is otherwise included.

           The independent accountants' report with respect to the above-listed financial statements and schedule appears on page 31 of this report on Form 10-K.

(b)        Reports on Form 8-K

           Other than the Current Report on Form 8-K dated May 25, 1998, no reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

(c)        Exhibit Listing

           EXHIBIT
            NUMBER                       DESCRIPTION
            ------                       -----------
           2.1(1)     Agreement and Plan of Merger dated May 25, 1998, by and
                      among Registrant, Merger Sub and Hyperion.

           3.1(3)     Registrant's Restated Certificate of Incorporation

           3.2(2)     Registrant's Bylaws

           4.1(2)     Specimen Certificate of the Registrant's Common Stock

           4.2(2)     Amended and Restated Investor Rights Agreement between the
                      Registrant and the Investors specified therein dated as of September 16, 1993

           4.5(4)     Indenture dated March 15, 1998 by and between Arbor
                      Software Corporation (the "Company") and State Street Bank and Trust Company of California, N.A.

           4.6(4) Registration Rights Agreement dated March 15, 1998 by and between the Company and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens.

           10.1(2)    Master Lease Agreement and Warrant Agreement between the
                      Registrant and Phoenix Leasing. dated as of June 30, 1993

           10.2(2)    1992 Stock Option Plan

           10.3(3)    1995 Stock Option/Stock Issuance Plan

           10.4(3)    Employee Stock Purchase Plan

           10.5(2)    Form of Indemnification Agreement

           10.6(2)    License Agreement dated December 23, 1993, between the
                      Company and Comshare Incorporated

           10.7(3)    Real Property Lease between the Registrant and SBC&D &
                      Company dated as of July 16, 1996

           22.1       List of subsidiaries of the Registrant

           23.1       Consent of Price Waterhouse LLP

           27.1       Financial Data Schedule

           99.1(4)    March 5, 1998 Press Release: "Arbor Software Corporation
                      Announces Offering of Convertible Subordinated Notes."

           99.2(4)    March 17, 1998 Press Release: "Arbor Software Corporation
                      Raises $100 Million through Offering of Convertible
                      Subordinated Notes."


(1) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated May 25, 1998.

(2) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-1, filed November 6, 1995 (File No. 33-97098), as amended.

(3) Previously filed as an Exhibit to the Registrant's General Form of Annual Report on Form 10-K, dated June 28, 1997.

(4) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated March 5, 1998.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                               Years Ended March 31
                                                      ---------------------------------------
                                                       1998            1997             1996
                                                      ------          ------           ------
Balance at beginning of period .............          $  783          $  388           $  208
Additions charged to statement of operations             793             397              269
Deductions from reserves ...................            (184)             (2)             (89)
                                                      ------          ------           ------

Balance at end of period ...................          $1,392          $  783           $  388
                                                      ======          ======           ======

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on June 10, 1998.

                                       ARBOR SOFTWARE CORPORATION


                                       By  /s/  JOHN M. DILLON
                                          -------------------------------------
                                                John M. Dillon,
                                                Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 10, 1998.

       SIGNATURE                                     TITLE

 /s/   JOHN M. DILLON                  Chairman of the Board, Chief Executive
---------------------------------           Officer and President
    John M. Dillon

/s/   JEFFREY R. RODEK                              Director
---------------------------------
   Jeffrey R. Rodek

  /s/   MARK W. PERRY                               Director
---------------------------------
     Mark W. Perry

 /s/   ANN L. WINBLAD                               Director
---------------------------------
    Ann L. Winblad

/s/   STEPHEN V. IMBLER                 Senior Vice President and Chief
---------------------------------               Financial Officer
   Stephen V. Imbler                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



           EXHIBIT
            NUMBER                       DESCRIPTION
            ------                       -----------
           2.1(1)     Agreement and Plan of Merger dated May 25, 1998, by and
                      among Registrant, Merger Sub and Hyperion.

           3.1(3)     Registrant's Restated Certificate of Incorporation

           3.2(2)     Registrant's Bylaws

           4.1(2)     Specimen Certificate of the Registrant's Common Stock

           4.2(2)     Amended and Restated Investor Rights Agreement between the
                      Registrant and the Investors specified therein dated as of September 16, 1993

           4.5(4)     Indenture dated March 15, 1998 by and between Arbor
                      Software Corporation (the "Company") and State Street Bank and Trust Company of California, N.A.

           4.6(4) Registration Rights Agreement dated March 15, 1998 by and between the Company and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens.

           10.1(2)    Master Lease Agreement and Warrant Agreement between the
                      Registrant and Phoenix Leasing. dated as of June 30, 1993

           10.2(2)    1992 Stock Option Plan

           10.3(3)    1995 Stock Option/Stock Issuance Plan

           10.4(3)    Employee Stock Purchase Plan

           10.5(2)    Form of Indemnification Agreement

           10.6(2)    License Agreement dated December 23, 1993, between the
                      Company and Comshare Incorporated

           10.7(3)    Real Property Lease between the Registrant and SBC&D &
                      Company dated as of July 16, 1996

           22.1       List of subsidiaries of the Registrant

           23.1       Consent of Price Waterhouse LLP

           27.1       Financial Data Schedule

           99.1(4)    March 5, 1998 Press Release: "Arbor Software Corporation
                      Announces Offering of Convertible Subordinated Notes."

           99.2(4)    March 17, 1998 Press Release: "Arbor Software Corporation
                      Raises $100 Million through Offering of Convertible
                      Subordinated Notes."


(1) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated May 25, 1998.

(2) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-1, filed November 6, 1995 (File No. 33-97098), as amended.

(3) Previously filed as an Exhibit to the Registrant's General Form of Annual Report on Form 10-K, dated June 28, 1997.

(4) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated March 5, 1998.