Form 10-Q
period 1998-06-30
ARBOR SOFTWARE CORP
filed 1998-08-13
CIK 1001113

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                              1344 CROSSMAN AVENUE
                           SUNNYVALE, CALIFORNIA 94089
                    (Address of principal executive offices)

                                  -------------

                                 (408) 744-9500
              (Registrant's telephone number, including area code)

                                  -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]


     As of July 31, 1998 there were 11,522,782 shares of the Registrant's common stock outstanding.

================================================================================

                           ARBOR SOFTWARE CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets
             At June 30, 1998 and March 31, 1998.......................       3

             Condensed Consolidated Statements of Income
             For the three months ended June 30, 1998 and 1997.........       4

             Condensed Consolidated Statements of Cash Flows
             For the three months ended June 30, 1998 and 1997.........       5

             Notes to Condensed Consolidated Financial Statements......       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................      10


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................      24

Item 6.      Exhibits and Reports on Form 8-K..........................      25

SIGNATURES.............................................................      26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ARBOR SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           JUNE 30,          MARCH 31,
                                                                             1998              1998
                                                                          ---------          ---------
                                                                          (UNAUDITED)
                                 ASSETS

Current assets:
    Cash and cash equivalents........................................     $  89,885          $ 102,307
    Short-term investments...........................................        53,554             35,479
    Accounts receivable, net of allowances of $1,627 and $1,392......        17,753             20,193
    Deferred tax assets..............................................         4,207              4,207
    Prepaid expenses and other current assets........................         5,139              3,991
                                                                          ---------          ---------
        Total current assets.........................................       170,538            166,177

Property and equipment, net..........................................        13,748             12,975
Goodwill and intangible assets, net..................................         2,625              2,812
Other assets.........................................................         4,382              4,269
                                                                          ---------          ---------
                                                                          $ 191,293          $ 186,233
                                                                          =========          =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................     $   1,577          $   1,518
    Accrued income taxes.............................................         2,915              1,969
    Accrued expenses and other current liabilities...................        11,630             13,508
    Deferred revenue.................................................        14,285             12,840
    Lease obligations................................................           165                314
                                                                          ---------          ---------
        Total current liabilities....................................        30,572             30,149
                                                                          ---------          ---------

Long-term liabilities................................................       100,000            100,000
                                                                          ---------          ---------

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized;
        none issued and outstanding..................................            --                 --
    Common stock, $0.001 par value; 50,000,000 shares authorized;
        11,506,000 and 11,400,000 shares issued and outstanding......            12                 11
    Additional paid-in capital.......................................        47,557             45,831
    Retained earnings................................................        13,107             10,223
    Cumulative translation adjustment................................            45                 19
                                                                          ---------          ---------
        Total stockholders' equity...................................        60,721             56,084
                                                                          ---------          ---------
                                                                          $ 191,293          $ 186,233
                                                                          =========          =========

     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              1998           1997
                                                                           ---------       --------
Revenues:
    License..........................................................      $  21,323       $ 13,103
    Maintenance, support and other...................................          5,785          3,008
                                                                           ---------       --------
        Total revenues...............................................         27,108         16,111
                                                                           ---------       --------

Cost of revenues:
    License..........................................................            618            273
    Maintenance, support and other...................................          2,219          1,343
                                                                           ---------       --------
        Total cost of revenues.......................................          2,837          1,616
                                                                           ---------       --------
Gross profit.........................................................         24,271         14,495
                                                                           ---------       --------
Operating expenses:
    Sales and marketing..............................................         13,463          8,362
    Research and development.........................................          4,372          2,024
    General and administrative.......................................          2,200          1,580
                                                                           ---------       --------
        Total operating expenses.....................................         20,035         11,966
                                                                           ---------       --------
Income from operations...............................................          4,236          2,529

Interest and other income............................................          1,685            271
Interest expense.....................................................         (1,270)           (39)
                                                                           ---------       --------
Income before income taxes...........................................          4,651          2,761
Provision for income taxes...........................................         (1,767)        (1,022)
                                                                           ---------       --------
Net income...........................................................      $   2,884       $  1,739
                                                                           =========       ========

Earnings per share:
    Basic         ...................................................      $   0.25        $   0.16
                                                                           ========        ========
    Diluted      ....................................................      $   0.24        $   0.15
                                                                           ========        ========

Shares used to compute earnings per share:

    Basic  .........................................................         11,453          11,164
                                                                           ========        ========

    Diluted..........................................................        12,150          11,770
                                                                           ========        ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                   1998           1997
                                                                                ---------       --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..............................................................   $   2,884       $  1,739
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization .....................................       1,710          1,030
          Provision for doubtful accounts....................................         235            142
          Changes in assets and liabilities:
              Accounts receivable............................................       2,205            625
              Prepaid expenses and other current assets......................      (1,148)        (1,193)
              Other assets...................................................        (113)           (28)
              Accounts payable...............................................          59         (1,055)
              Accrued expenses, income taxes and other current liabilities...        (932)           999
              Deferred revenue...............................................       1,445          1,701
                                                                                ---------       --------
                   Net cash provided by operating activities.................       6,345          3,960
                                                                                ---------       --------

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of short-term investments, net.........................    (18,075)         4,061
     Acquisition of property and equipment....................................     (2,282)        (1,311)
                                                                                ---------       --------
                   Net cash provided by (used in) investing activities........    (20,357)         2,750
                                                                                ---------       --------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net..............................      1,713            781
     Repayment of capital lease obligations...................................       (149)          (217)
                                                                                ---------       --------
                   Net cash provided by financing activities..................      1,564            564
                                                                                ---------       --------

   Effect of exchange rate changes on cash and cash equivalents...............         26            107
                                                                                ---------       --------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................    (12,422)         7,381
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................    102,307          5,647
                                                                                ---------       --------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................  $  89,885       $ 13,028
                                                                                =========       ========

     See accompanying notes to Condensed Consolidated Financial Statements.

                           ARBOR SOFTWARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's fiscal year 1998 Annual Report on Form 10-K. The condensed consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending March 31, 1999. The March 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   RECENT EVENTS
     -------------

     On May 25, 1998, the Company, Hyperion Software Corporation ("Hyperion") and HSC Merger Corp. entered into an Agreement and Plan of Merger. The merger contemplated therein (the "Merger") will be effected by the issuance of 0.95 shares of the Company's common stock for each share of Hyperion common stock. Concurrent with the exchange, the continuing company will be renamed Hyperion Solutions Corporation. This transaction is expected to be accounted for as a pooling of interests. The merger is subject to approval by the stockholders of the Company and Hyperion. See also the Company's Current Report on Form 8-K dated May 25, 1998 and joint proxy statement / registration statement on Form S-4 originally filed with the Securities and Exchange Commission on June 18, 1998, as amended for a description of the merger and the related agreement and exhibits.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
   ----------------------------------------------

     Accrued expenses and other current liabilities consist of the following (in thousands):

                                                          JUNE 30,          MARCH 31,
                                                            1998              1998
                                                         -----------        ---------
                                                         (UNAUDITED)
     Accrued commissions...................                   1,314             4,074
     Accrued benefits......................                   2,404             2,848
     Interest payable on convertible
         subordinated notes................                   1,313               188
     Other.................................                   6,599             6,398
                                                         -----------        ---------
                                                         $   11,630         $  13,508
                                                         ===========        =========

4.   COMPREHENSIVE INCOME
     --------------------

     Effective April 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) statement No. 130 (FAS 130), "Reporting Comprehensive Income," which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in the financial statements. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, results from foreign currency translation adjustments.

     Comprehensive income for the three months ended June 30, 1998 and 1997 is as follows:

                                                          JUNE 30,          JUNE 30,
                                                            1998              1997
                                                          --------          --------
                                                                  (UNAUDITED)
     Net Income .....................................     $  2,884          $  1,739
     Currency translation adjustment, net of tax.....           16                67
                                                          --------          --------
                                                          $  2,900          $  1,806
                                                          ========          ========


5.   EARNINGS PER SHARE

     The following table sets forth a reconciliation of the computation of the basic and diluted earnings per share under the provisions of FAS 128:

                                                          THREE MONTHS ENDED JUNE 30,
                                                            1998              1997
                                                          --------          --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                  (UNAUDITED)
Net income...........................................    $   2,884          $  1,739
                                                         =========          ========
Shares used to compute basic earnings per
   share (weighted average number of common
   shares outstanding during the period).............       11,453            11,164
Incremental common shares attributable to exercise
   of outstanding options and warrants...............          697               606
                                                          --------          --------
Shares used to compute diluted earnings per share....       12,150            11,770
                                                          ========          ========
Basic earnings per share.............................     $   0.25          $   0.16
                                                          ========          ========
Diluted earnings per share...........................     $   0.24          $   0.15
                                                          ========          ========

     Substantially all options were included in the computation of diluted earnings per share for all years presented. Shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 which were issued in March 1998 have been excluded from the computation for the three months ended June 30, 1998 as their effect is antidilutive.

6.   REVENUE RECOGNITION

     The Company's revenues are derived from software license sales and support and consulting services. Annual support services are charged separately for software licenses.

     License revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. In instances where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied.

     Annual support revenues consist of ongoing support and product updates and are recognized ratably over the term of the related contract. Payment received in advance of revenue recognition are recorded as deferred revenue. Training and consulting service revenue is recognized as the services are performed.

     The Company's license agreements typically require the payment of a nonrefundable, one-time license fee for a license of a specified term, which may be perpetual. Customers can terminate the license at any time but do not have a right of refund for the license fees. The Company can terminate the license agreement only upon a material breach by the other party, provided that the breach is not cured within a specified period.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition" which the Company has adopted for transactions entered into in the fiscal year beginning April 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and supersede SOP 91-1 "Software Revenue Recognition." In March 1998, the AICPA issued Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 defers, for one year, the application of certain passages in SOP 97-2 which limit what is considered vendor-specific objective evidence necessary to recognize revenue for software licenses in multiple-element arrangements when undelivered elements exist. Additional guidance is expected to be provided prior to adoption of the deferred provision of SOP 97-2. The Company will determine the impact, if any, the additional guidance will have on current revenue recognition practices when issued. Adoption of the remaining provisions of SOP 97-2 did not have a material impact on revenue recognition during to three months ended June 30, 1998.

     During the first quarter of fiscal 1999, the Company adopted SOP 97-2. The provisions of SOP 97-2 have been applied to transactions entered into beginning April 1, 1998. SOP 97-2 generally requires revenue earned on software licenses involving multiple elements to be allocated to each element based on the relative fair values of the elements using vendor specific objective evidence of such value. The revenue allocated to software licenses generally is recognized upon delivery of the products. The revenue allocated to support is recognized ratably over the term of the support and revenue allocated to service elements is recognized as the services are performed. In connection with the adoption of SOP 97-2, the Company analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient evidence to allocate revenue to the license an support components of certain of its licenses.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. The Company currently does not invest in derivative instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in this Part I, Item 2 as well as those discussed elsewhere in this section and elsewhere in this Report, and the risks discussed in "Risk Factors" in Part I, Item 1 -- Business included in the Company's fiscal year 1998 Annual Report on Form 10-K and in "Risk Factors" in the Company's joint proxy statement / registration statement on Form S-4 originally filed with the Securities and Exchange Commission on June 18, 1998, as amended.


RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Condensed Consolidated Statements of Income as a percentage of total revenues for the periods indicated:

                                                        THREE MONTHS
                                                        ENDED JUNE 30,
                                                     1998            1997
                                                  ----------      -------
                                                        (UNAUDITED)
Revenues:
  License.............................                  78.7%           81.3%
  Maintenance, support and other......                  21.3            18.7
                                                  ----------      ----------
     Total revenues...................                 100.0           100.0
                                                  ----------      ----------
Cost of revenues:.....................
  License.............................                   2.3             1.7
  Maintenance, support and other......                   8.2             8.3
                                                  ----------      ----------
     Total cost of revenues...........                  10.5            10.0
                                                  ----------      ----------
Gross profit..........................                  89.5            90.0
                                                  ----------      ----------
Operating expenses:...................
  Sales and marketing.................                  49.7            51.9
  Research and development............                  16.1            12.6
  General and administrative..........                   8.1             9.8
                                                  ----------      ----------
     Total operating expenses.........                  73.9            74.3
                                                  ----------      ----------
Income from operations................                  15.6            15.7
Interest and other income.............                   6.2             1.6
Interest expense......................                  (4.7)           (0.2)
                                                  -----------     -----------
Income before income taxes............                  17.1            17.1
Provision for income taxes............                  (6.5)           (6.3)
                                                  -----------     -----------
Net income............................                  10.6%           10.8%
                                                  ==========      ==========

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

     The Company's total revenues for the three months ended June 30, 1998 increased 68% to $27.1 million from $16.1 million for the three months ended June 30, 1997. The increase is attributable to an increase in the number of licenses sold due in part to the continued expansion of the direct and indirect sales forces. License revenues for the three months ended June 30, 1998 increased 63% to $21.3 million from $13.1 million for the three months ended June 30, 1997. Maintenance, support and other revenues for the three months ended June 30, 1998 increased 92% to $5.8 million from $3.0 million for the three months ended June 30, 1997. These increases are attributable to a larger installed base providing incremental maintenance and support. The percentage of the Company's total revenues attributable to software licenses decreased from 81% for the three months ended June 30, 1997 to 79% for the three months ended June 30, 1998.

     Revenues derived through indirect channel partners accounted for approximately 29%, and 20% of the Company's total revenues for the three months ended June 30, 1998 and 1997, respectively. The percentage increase is due primarily to increased revenues from new partnerships entered into subsequent to June 30, 1997.

     Total international revenues, which are attributable primarily to direct export sales to customers in Europe, accounted for approximately 14% and 13% of the Company's total revenues for the three months ended June 30, 1998 and 1997, respectively. International license and service revenues increased from $2.1 million for the three months ended June 30, 1997 to $3.7 million for the three months ended June 30, 1998, primarily due to expansion of the international direct and indirect sales forces.

     Revenues are gross revenues less allowances for estimated future returns which are estimated and provided for at the time of shipment of the product. See "Risk Factors--Dependence Upon Indirect Channel Partners" and "--Risks Associated with International Operations."

COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists primarily of product packaging, documentation, production costs, amortization of purchased technology and royalties paid for licensed technologies. Cost of license revenues for the three months ended June 30, 1998 increased as a percentage of license revenues to 2.9% from 2.1% for the three months ended June 30, 1997.

     Cost of Maintenance, Support and Other. Cost of maintenance, support and other revenues consists primarily of customer support costs and direct costs associated with providing other services. Customer support includes telephone question and answer services, newsletters, on-site visits and other support. Cost of maintenance, support and other revenues decreased as a percentage of maintenance, support and other revenues to 38% for the three months ended June 30, 1998 from 45% for the three months ended June 30, 1997. The decrease from June 30, 1997 to June 30, 1998 was primarily due to increased maintenance revenues, resulting from the larger installed user base, which have a lower cost structure than support and training.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, including sales commissions, of all personnel involved in the sales process, as well as costs of advertising, public relations, seminars and trade shows. Sales and marketing expenses increased from $8.4 million for the three months ended June 30, 1997 to $13.5 million for the three months ended June 30, 1998, approximating 52%, and 50% of total revenues, respectively. The increase in dollar amount was primarily due to costs associated with the expansion of the sales force in North America, Europe and Australia, including new offices in Canada, France, Germany and Australia. Other factors included personnel increases in the marketing group, and increased costs associated with advertising, public relations, seminars and trade shows. The Company expects to continue hiring additional sales and marketing personnel and to increase promotion and advertising expenditures for fiscal 1999.

     Research and Development. Research and development expenses consist primarily of salaries and other personnel-related expenses, consultants, depreciation of development equipment and supplies. Research and development expenses increased from $2.0 million for the three months ended June 30, 1997 to $4.4 million for the three months ended June 30, 1998, approximating 13%, and 16% of total revenues, respectively. The increase in dollar amount was primarily due to an increase in the number of software engineers and an increase in consulting fees relating to applications, joint development projects and associated support required to develop Arbor Essbase enhancements. The Company expects to continue hiring additional research and development personnel during fiscal 1999. To date, all research and development costs have been expensed as incurred.

     General and Administrative. General and administrative expenses consist primarily of personnel costs for finance, investor relations, legal and contracts, human resources and general management, as well as bad debt, insurance and professional expenses. General and administrative expenses increased from $1.6 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998, approximating 10% and 8% of total revenues, respectively. The increase in dollar amount was primarily due to increased staffing necessary to manage and support the Company's expansion as well as increased professional fees. The decrease as a percentage of total revenues was due to growth in the Company's total revenues.

INTEREST AND OTHER INCOME AND INTEREST EXPENSE

     Interest and other income represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other income (expense), including foreign exchange gains and losses and interest expense. Interest and other income increased from $271,000 for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998. Interest income increased from June 30, 1997 to 1998 primarily due to the investment of the proceeds from the issuance of $100.0 million Convertible Subordinated Notes in March of 1998. Foreign exchange gains and losses were not material for any of the periods presented. Interest expense increased from $39,000 for the three months ended June 30, 1997 to $1.3 million for the three months ended June 30, 1998 primarily due to interest and amortization on deferred issuance costs related to the Company's $100.0 million Convertible Subordinated Notes.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased from $1.0 million for the three months ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998. The Company's effective tax rate was 37% and 38% for the three months ended June 30, 1997 and 1998, respectively. The Company expects that its effective tax rate will be approximately 38% for the remainder of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had $143 million in cash, cash equivalents and short-term investments. Cash and cash equivalents are highly liquid investments with original maturities of ninety days or less. Net cash provided by operating activities was $ 4.0 million for the three months ended June 30, 1997 and $6.3 million for the three months ended June 30, 1998. For the three months ended June 30, 1998, net cash provided by operating activities was primarily attributable to net income of $2.9 million, a decrease in net accounts receivable of $2.4 million, an increase in deferred revenue of $1.4 million as well as depreciation and amortization of $1.7 million, offset by an increase in prepaid expenses and other current assets of $1.1 million and a decrease in accrued expenses, income taxes payable and other current liabilities of $0.9 million.

     The Company used $2.3 million of cash during the three months ended June 30, 1998 for the acquisition of property and equipment. The capital expenditures were primarily for tenant improvements for the Company's new corporate facilities, and related furniture and equipment, as well as for computer equipment used throughout the Company.

     The Company's current line of credit allows for borrowings of up to $5.0 million at the bank's prime rate and expires in 1999. As of June 30, 1998, the Company had no outstanding borrowings under its credit facility.

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

YEAR 2000 COMPLIANCE

     The Company uses a significant number of computer software programs and operating systems in its internal operations. The use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions. While the Company believes that the significant software applications that it uses in its business are year 2000 compliant, to the extent that any of these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possible replacement of such source code or applications will be necessary. The Company has analyzed the significant software applications that it uses in its business and, as a result, the Company at this time does not anticipate any significant expense in ensuring that they are year 2000 compliant. However, until the year 2000 arrives, the Company cannot be absolutely certain that its analysis is correct. The Company has also initiated discussions with its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the Company's internal systems. Failure of third-party enterprises with which the Company interacts to achieve year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company believes that its planning efforts are adequate to address its Year 2000 issues on a timely basis, there can be no assurance that there will not be a delay in, or increased costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on the Company and its financial position and future results of operations.

RISK FACTORS

     All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof, and all forward looking statements in document incorporated by reference are based on information available to the Company as of the date of such documents. The Company assumes no obligation to update any such forward looking statements. The Company's actual results may differ materially from those discussed in the forward looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document and incorporated by reference herein.

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

     Management of Growth; Acquisition-related Risks. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational, financial and other resources. As of June 30, 1998, the Company had grown to 456 employees since its inception in April 1991, and the Company expects that continued hiring of new personnel will be required to support the growth of its business. The Company's future success will depend, in part, upon its ability to manage its growth effectively, particularly as the Company enhances and extends the functionality of Arbor Essbase with complementary products and expands its international distribution. This will require that the Company continue to implement and improve its operational, administrative and financial and accounting systems and controls and to expand, train and manage its employee base. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. See " -- Hiring and Retention of Personnel."

     A key component of the Company's growth strategy is the acquisition of complementary businesses, products and technologies that meet the Company's criteria for revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on acceptable terms. Moreover, in pursuing acquisition opportunities the Company may compete with other companies with similar growth strategies, certain of which competitors may be larger and have greater financial and other resources than the Company. Competition for these acquisition targets could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions, such as the acquisition of AppSource Corporation in December 1997 and the pending Merger of the Company with Hyperion as described in the Company's Current Report on Form 8-K, dated May 25, 1998 and on form S-4, dated June 18, 1998 involve a number of other risks, including, among other things, adverse effects on the Company's reported operating results from goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, difficulties in managing diverse geographic sales and research and development operations, the diversion of management attention, potential disputes with the sellers of acquired entities and the possible failure to retain key acquired personnel and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel. Due to the foregoing, the Company's pursuit of an acquisition strategy or any individual acquisition may have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future performance will depend on the Company's ability to integrate any organizations acquired by the Company, including Hyperion if the Merger is approved. Even if successful, integration may take a significant period of time, will place a significant strain on the Company's resources and could subject the Company to additional expenses during the integration process. As a result, there can be no assurance that the Company will be able to integrate acquired businesses successfully, or in a timely manner in accordance with its strategic objectives. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, operating results and financial condition will be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business -- Competition" and "-- Employees."

     Uncertainty Relating to Integration as a Result of the Merger. The integration of Hyperion's and the Company's business and personnel following the Merger presents difficult challenges for Arbor's management, particularly in light of the increased time and resources required to effect the combination with Hyperion. Further, both the Company and Hyperion entered into the Agreement and Plan of Merger with the expectation that the Merger will result in synergies for the combined company. The combined company, however, will be more complex and diverse than either Arbor or Hyperion individually, and the combination and continued operation of their business operations will be difficult. While the management and the board of directors of both the Company and Hyperion believe that the combination can be accomplished in a manner that will realize the value of the combined company, the management group of the combined company has limited experience in combinations of this complexity or size. Accordingly, there can be no assurance that the combinations of the businesses can be effectively managed to realize the synergies anticipated to result therefrom.

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

     Cost of Integration; Transaction Expenses. Transaction costs relating to the Merger and the anticipated combination of certain operations of the Company and Hyperion are expected to result in one-time charges to the combined company's earnings. Although it will not be feasible to determine the actual amount of these charges until the operational and transition plans are completed, the management of the Company and Hyperion believe that the aggregate charge will be approximately $20.0 million before taxes, although such amount may be increased by unanticipated additional expenses incurred in connection with the Merger. This aggregate charge is expected to include the estimated costs associated with financial advisory, accounting and legal fees, printing expenses, filing fees and other merger-related costs. While the exact timing of these expenses cannot be determined at this time, the management of the Company anticipates that this aggregate charge to earnings will be recorded primarily in the quarter ending September 30, 1998, the time at which the Merger is expected to be consummated.

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

     International revenues, which are attributable primarily to direct export sales to customers in Europe, are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, higher costs of doing business, costs of localizing products for different languages, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its indirect channel partners will be able to sustain or increase international revenues from international licenses and maintenance, support and other services, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, operating results and financial condition. The Company's direct international sales are currently denominated in either United States dollars, British pounds sterling, German deutsche marks or French francs. Although exposure to currency fluctuations has not been material to date, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse impact on revenues from direct international sales and thus the Company's business, operating results or financial condition. Sales generated by the Company's indirect channel partners are currently paid to the Company in United States dollars. If, in the future, international indirect sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, operating results and financial condition.

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

     Hiring and Retention of Personnel. The Company's future operating results depend in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement for a term of service. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key managerial, financial, technical or sales personnel or attract such personnel in the future. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future, particularly in the San Francisco Bay Area, where the employment market for qualified marketing, finance and engineering personnel is extremely competitive. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition. As stock options are a customary component of compensation packages in the software industry, the Company will need to increase the size of its stock option pool, and there can be no assurance that requisite stockholder approval will be achieved. Without adequate stock option reserves, recruiting may be increasingly difficult. The business of the Company is likely to be disrupted by employee uncertainty and lack of focus as a result of the Merger, and the necessary integration of the combined company if such Merger is approved and the other closing conditions are satisfied. Such disruption could materially adversely affect the Company's business, operating results and financial condition.

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

     Risks Associated with Litigation and Related Costs. The Company's ongoing litigation with Gentia Software plc (formerly known as Planning Sciences International plc and Planning Sciences, Inc.) ("Gentia Software") has resulted in and will continue to result in increased legal costs to the Company. No assurance can be given as to when the litigation proceedings will be resolved or that management will not be distracted from their normal duties as a result of the proceedings. The Company believes that it has meritorious claims of patent infringement against Gentia Software and meritorious defenses against Gentia Software's claims that U.S. Patent No. 5,359,724 (the " `724 patent"), owned by the Company is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. In addition, Gentia Software has filed two requests for reexamination of the `724 patent by the U.S. Patent and Trademark Office, both of which have been granted. The reexamination proceedings are currently pending. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time, and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the U.S. Patent and Trademark Office will not declare the `724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination proceedings will not have a material adverse effect on the Company's business, operating results or financial condition. However, should the `724 patent be declared invalid or the scope of its claims narrowed, competitors may be able to implement the technology described in the `724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business. See "-- Competition" and "Business -- Legal Proceedings."

     Proprietary Rights and Risks of Infringement. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one United States patent and corresponding patent applications pending in Europe, Canada and Australia. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged before applicable governmental patent agencies, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. See "-- Risks Associated with Litigation and Related Costs."

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

     The Company expects that software developers will increasingly be subject to infringement claims, particularly patent claims, as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. The Company is engaged currently in litigation with Gentia Software concerning the enforcement and validity of the `724 patent. In addition, Gentia Software has filed two requests for reexamination of the `724 patent by the U.S. Patent and Trademark Office, both of which have been granted. The reexamination proceedings are currently pending. See "--Risks Associated with Litigation and Related Costs" and "Business--Legal Proceedings."

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

     Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of federal, state or local laws or ordinances enacted in the future or judicial decisions. Although the Company has not experienced any material product liability claims to date, the sale and support of Arbor Essbase by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. See "--Year 2000 Compliance."

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

     Effect of Certain Charter Provisions; Certificate of Incorporation, Bylaws, and Delaware Law. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and certain provisions of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company. The authorized but unissued capital stock of the Company includes 5,000,000 shares of preferred stock. The Board of Directors is authorized to provide for the issuance of such preferred stock in one or more series and to fix the designations, preferences, powers and relative, participating, optional or other rights and restrictions thereof. Accordingly, the Company may in the future issue a series of preferred stock, without further stockholder approval, that will have preference over the Common Stock with respect to the payment of dividends and upon liquidation, dissolution or winding-up of the Company. See "Description of Capital Stock--Preferred Stock." Further, Section 203 of the General Corporation Law of the State of Delaware (as amended from time to time, the "DGCL"), which is applicable to the Company, prohibits certain business combinations with certain stockholders for a period of three years after they acquire 15% or more of the outstanding voting stock of a corporation. Any of the foregoing could adversely affect holders of the Company's Common Stock or discourage or make difficult any attempt to obtain control of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the " `724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the `724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the `724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California.

     On July 11, 1997, Gentia Software filed a request for reexamination of the `724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. The reexamination proceedings are currently pending. On December 11, 1997, the Court ordered that the litigation will not be set for trial until after completion of the reexamination proceedings, but denied Gentia Software's request to stay the entire litigation. The parties are presently engaged in discovery. On February 27, 1998, Gentia Software filed a request for a second reexamination of the `724 patent with the PTO. On May 22, 1998, the PTO granted that request for reexamination. The reexamination proceedings are currently pending.

     Arbor believes that it has meritorious claims against Gentia Software and meritorious defenses against Gentia Software's claims that the `724 patent is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the PTO will not declare the `724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination will not have a material adverse effect on the Company's business, operating results or financial condition. However, should the `724 patent be declared invalid or narrowed in scope, competitors may be able to implement the technology described in the `724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business.

     The preceding current litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel. See "Risk Factors--Risks Associated with Litigation and Related Costs" in Part I, Item 2 above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Financial Data Schedule (Exhibit 27.1)

          (b)  Reports on Form 8-K

               The Company filed two reports on form 8-K during the first quarter ended June 30, 1998. The reports were filed on May 25 and June 17, the latter being amended on June 25, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1998              ARBOR SOFTWARE CORPORATION
                                    (Registrant)



                                    By: /s/ Stephen V. Imbler
                                       -----------------------------------------
                                       Stephen V. Imbler
                                       Senior Vice President and Chief Financial
                                       Officer Duly Authorized Officer and
                                       Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
 27.1                         Financial Data Schedule