Form 10-Q
period 1998-09-30
HYPERION SOLUTIONS CORP
filed 1998-11-16
CIK 1001113

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
        X
       ---      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

       ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

                        --------------------------------


                         COMMISSION FILE NUMBER 0-26934

                         HYPERION SOLUTIONS CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               77-0277772
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                1344 CROSSMAN AVENUE, SUNNYVALE, CALIFORNIA 94089
          (Address of principal executive offices, including zip code)

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

As of November 13, 1998, there were 30,035,891 shares of the Registrant's common stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------

                         Hyperion Solutions Corporation

                                    Form 10-Q

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet --
   September 30, 1998 and June 30, 1998.......................................2

  Condensed Consolidated Statement of Operations --
   Three Months Ended September 30, 1998 and 1997.............................3

  Condensed Consolidated Statement of Cash Flows --
   Three Months Ended September 30, 1998 and 1997.............................4

  Notes to Condensed Consolidated Financial Statements --
   September 30, 1998.........................................................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................17

Item 4. Submission of Matters to a Vote of Security Holders..................18

Item 5. Other Information....................................................20

Item 6. Exhibits and Reports on Form 8-K.....................................20

SIGNATURES...................................................................21

    Hyperion is a registered trademark and Hyperion Solutions is a trademark of Hyperion Software Operations Inc., a wholly-owned subsidiary of Hyperion Solutions Corporation. Essbase-Ready is a trademark of Hyperion Solutions
       Corporation. All other trademarks and company names mentioned are the property of their respective owners.

   For further information, refer to the Hyperion Solutions Corporation report on Form 8-K filed on October 13, 1998 and its registration statement, amendment no. 2 to Form S-4 declared effective July 13, 1998.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                              SEPTEMBER 30,      JUNE 30,
                                                                                  1998             1998
                                                                              ---------------------------
                                                                              (Unaudited)         (Note)

ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 197,613        $ 221,868
   Short-term investments                                                         59,340           35,479
   Accounts receivable--net of allowances of $10,200 and $8,900                   98,301           98,760
   Prepaid expenses and other current assets                                       7,809            7,605
   Deferred income taxes                                                           9,051           10,447
                                                                               --------------------------
TOTAL CURRENT ASSETS                                                             372,114          374,159

Property and equipment--at cost, less accumulated depreciation
   and amortization of $61,218 and $54,247                                        78,571           76,142
Product distribution rights and other intangible assets--at cost,
   less accumulated amortization of $22,981 and $19,359                           15,365           18,318
Other assets                                                                       9,900            8,046
                                                                               --------------------------
Total assets                                                                   $ 475,950        $ 476,665
                                                                               ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $  56,616        $  44,216
   Accrued employee compensation and benefits                                     18,885           31,915
   Income taxes payable                                                           12,483           16,271
   Deferred revenue                                                               70,553           63,724
                                                                               --------------------------
TOTAL CURRENT LIABILITIES                                                        158,537          156,126

Long-term debt                                                                   107,173          107,314

Stockholders' equity:
   Preferred stock--$.001 par value; 5,000 shares authorized;
     none issued
   Common stock--$.001 par value; 300,000 shares authorized;
     29,783 and 29,574 shares issued and outstanding                                  30               30
   Additional paid-in capital                                                    137,945          135,172
   Retained earnings                                                              73,009           80,058
   Currency translation adjustments                                                 (744)          (2,035)
                                                                               --------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       210,240          213,225
                                                                               --------------------------
Total liabilities and stockholders' equity                                     $ 475,950        $ 476,665
                                                                               ==========================


Note: the balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Operations (Unaudited)
                      (in thousands, except per share data)

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              1998             1997
                                           -------------------------
REVENUES
   Software licenses                       $  53,704        $ 42,369
   Maintenance and services                   51,178          34,646
                                           -------------------------
Total revenues                               104,882          77,015
                                           -------------------------

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                           2,784           2,276
   Maintenance and services                   27,561          20,396
Sales and marketing                           38,199          27,812
Research and development                      15,377          10,374
General and administrative                     8,744           8,667
Merger costs                                  21,800
                                           -------------------------
                                             114,465          69,525
                                           -------------------------
OPERATING INCOME (LOSS)                       (9,583)          7,490

Interest income                                2,982             908
Interest expense                              (1,332)           (125)
                                           -------------------------
INCOME (LOSS) BEFORE INCOME TAXES             (7,933)          8,273

Provision for income taxes                     2,000           3,022
                                           -------------------------

NET INCOME (LOSS)                          $  (9,933)       $  5,251
                                           =========================

EARNINGS (LOSS) PER SHARE
   Basic                                   $    (.33)       $    .18
   Diluted                                 $    (.33)       $    .17

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                      29,726          28,658
   Diluted                                    29,726          30,159


See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1998           1997
                                                       -------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                  $   5,119        $  9,541

INVESTING ACTIVITIES
   Office facility improvements and purchase of
    equipment, furniture and software                     (8,321)         (3,621)
   Short-term investments, net                           (23,861)          4,061
   Intangible and other assets                              (554)         (1,235)
                                                       -------------------------
Cash used by investing activities                        (32,736)           (795)

FINANCING ACTIVITIES
   Principal payments on notes payable                      (386)           (356)
   Exercise of stock options by employees                  2,457           3,683
                                                       -------------------------
Cash provided by financing activities                      2,071           3,327

Effect of exchange rate changes                            1,291            (127)
                                                       -------------------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (24,255)         11,946
Cash and cash equivalents at beginning of period         221,868          72,706
                                                       -------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 197,613        $ 84,652
                                                       =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes                                        $   6,946        $  2,766
   Interest                                                2,358             121



See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 1998

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 1998 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 8-K filed on October 13, 1998.

B. MERGER

On August 24, 1998, the Company (the registrant, formerly named Arbor Software Corporation) issued 18.2 million shares of its common stock in connection with its merger with Hyperion Software Corporation. Hyperion Software, based in Stamford, Connecticut, develops, markets and supports comprehensive, packaged analytic applications. Its products, which are sold to large organizations worldwide, draw data from multiple sources across an enterprise for applications such as reporting, ad hoc analysis, consolidation, planning, and budgeting. The business combination, which qualifies as a tax-free reorganization, has been accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all periods presented to include Hyperion Software. Further, all common share and per share data have been restated for the pre-merger periods presented.

Hyperion Software had a fiscal year end of June 30, while Arbor used a March 31 year end. In connection with the merger, the Company changed its fiscal year end from March 31 to June 30 and, accordingly, the accompanying financial statements, labeled September 30, 1997, reflect the combination of the separate, historical interim financial statements of Arbor Software and Hyperion Software for the three-month periods ended June 30, 1997 and September 30, 1997, respectively. The balance sheet at June 30, 1998 has been derived from the combination of the audited financial statements of Hyperion Software at that date and the audited financial statements of Arbor Software as of March 31, 1998. Accordingly, the exclusion of Arbor's net income for the three months ended June 30, 1998 from stockholders' equity has been adjusted by a $2.9 million credit to retained earnings as of September 30, 1998.

                         Hyperion Solutions Corporation

                               September 30, 1998

B. MERGER (CONTINUED)

For the pre-merger period indicated, revenues and net income of the Company and Hyperion Software are as follows (in thousands):

                                             Three Months Ended
                                             September 30, 1997
                                             ------------------
                       Revenues
                          Hyperion Software       $60,904
                          Arbor Software           16,111
                                                  -------
                                                  $77,015
                                                  =======
                       Net income
                          Hyperion Software       $ 3,512
                          Arbor Software            1,739
                                                  -------
                                                  $ 5,251
                                                  =======

The Company incurred charges to operations related to the merger of $21.8 million, $18.7 million after taxes. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $7.9 million associated with combining the operations of the two companies, including $5 million for restructuring (closing of duplicate offices, employee severance and relocations, $3.5 million) and the write down of certain intangible assets. Included in accounts payable and accrued expenses at September 30, 1998 are unpaid merger costs of $11.6 million.

C. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings (loss) per share amounts for both periods have been presented and where necessary restated to conform to the Statement 128 requirements.

                         Hyperion Solutions Corporation

                               September 30, 1998

C. EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1998           1997
                                                         -----------------------

Numerator--net income (loss)                             $ (9,933)       $ 5,251
                                                         =======================

Denominator for basic EPS--weighted-average shares         29,726         28,658
   Effect of dilutive securities:
      Stock option rights                                                  1,501
                                                         -----------------------
Denominator for diluted EPS--adjusted weighted-
   average shares and assumed conversions                  29,726         30,159
                                                         =======================

Basic earnings (loss) per share                          $   (.33)       $   .18
Diluted earnings (loss) per share                        $   (.33)       $   .17

Because their effect would be antidilutive, stock option rights (1.1 million weighted-average common equivalent shares) were excluded from the diluted EPS calculation for the three-month period ended September 30, 1998. Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge for merger costs, the Company would have had net income of $8.8 million or $.28 per pro forma diluted share (calculated using 30.8 million shares, 29.7 million average basic shares plus 1.1 million average common equivalent shares). Substantially all outstanding stock options were included in the computation of the 30.8 million pro forma average dilutive shares outstanding. Shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the pro forma computation as their effect is antidilutive.

                         Hyperion Solutions Corporation

                               September 30, 1998

D. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components as part of a complete set of financial statements. Comprehensive income is a measure of all changes in equity of any enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the periods indicated, comprehensive income (loss) of the Company was as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     1998           1997
                                                   ----------------------
Net income (loss)                                  $(9,933)       $ 5,251
Currency translation adjustments, net of tax           815            (80)
                                                   ----------------------
Comprehensive income (loss)                        $(9,118)       $ 5,171
                                                   ======================

E. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

OVERVIEW
--------------------------------------------------------------------------------

Hyperion develops, markets and supports comprehensive analytic application software for the workgroup, division, or extended enterprise. The Company's offerings include packaged analytic applications that are quickly configured and deployed, an industry leading OLAP (on-line analytical processing) server used by IT and end-user departments to build fully customized analytic applications, and a range of end-user reporting, analysis, and presentation tools. Packaged analytic applications from Hyperion include the ability to draw data from multiple sources across the enterprise for tasks such as reporting, ad hoc analysis, consolidation, planning, and budgeting. The Company's solutions are used by large organizations worldwide.

Hyperion derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A maintenance fee entitling customers to routine support and product updates is billed annually. With operations in twenty-six countries, Hyperion licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including other technology and application software companies, and major accounting firms ("channel partners"). The Company includes in revenues its net share of revenues generated by distributors. When an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                              First Quarter Ended
September 30,                           1998        CHANGE            1997
--------------------------------------------------------------------------------
                                             (dollars in thousands)
Software licenses                     $53,704        26.8%          $42,369
Percentage of total revenues             51.2%                         55.0%
--------------------------------------------------------------------------------
Maintenance and services              $51,178        47.7%          $34,646
Percentage of total revenues             48.8%                         45.0%
--------------------------------------------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. The growth in software sales was led by strong demand for the Company's OLAP server and tools.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

The increase in service and annual maintenance revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues, including export sales, generated from markets outside the United States for the quarters ended September 30, 1998 and 1997 were $37.8 million and $26 million, or 36% and 33.7% of total revenues, respectively. Revenue growth was particularly strong in France, Germany, Italy and the United Kingdom.

Revenues derived from channel partners for the three months ended September 30, 1998 and 1997 were 12.9% and 12% of total revenues, respectively.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective July 1, 1998, the Company adopted the SOP, as amended, and the impact on first quarter operating results was not material. However, should the Company adopt new or change its current licensing practices, in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the accounting requirements of the SOP, as amended.

COST OF REVENUES
                                               First Quarter Ended
September 30,                             1998        CHANGE            1997
--------------------------------------------------------------------------------
                                              (dollars in thousands)
Software licenses                       $ 2,784       22.3%           $ 2,276
Gross profit percentage                    94.8%                         94.6%
--------------------------------------------------------------------------------
Maintenance and services                $27,561       35.1%           $20,396
Gross profit percentage                    46.1%                         41.1%
--------------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues principally reflects an increase in amortization of capitalized software costs.

The increase in the cost of maintenance and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

OPERATING EXPENSES

                                               First Quarter Ended
September 30,                              1998       CHANGE             1997
--------------------------------------------------------------------------------
                                              (dollars in thousands)
Sales and marketing                    $38,199        37.3%          $27,812
Percentage of total revenues              36.4%                         36.1%
--------------------------------------------------------------------------------
Research and development               $15,377        48.2%          $10,374
Percentage of total revenues              14.7%                         13.5%
--------------------------------------------------------------------------------
General and administrative             $ 8,744          .9%          $ 8,667
Percentage of total revenues               8.3%                         11.3%
--------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and an increase in commission costs directly associated with the increase in software license revenues.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In the quarters ended September 30, 1998 and 1997, the Company capitalized $.5 million and $.7 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 3.2% and 6.1% of total research and development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel and professional services costs incurred to manage and support the growth of the Company's overall operations. The increase is net of the $1.2 million charge incurred in the September 1997 quarter for additional support required by certain accounting product customers.

The merger of Arbor Software Corporation (former name of the registrant) and Hyperion Software Corporation was completed on August 24, 1998. In connection with the business combination, the Company charged $21.8 million, $18.7 million after taxes, to operations for nonrecurring merger costs incurred. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $7.9 million associated with combining the operations of the two companies, including $5 million for restructuring (closing of duplicate offices, employee severance and relocations, $3.5 million) and the write down of certain intangible assets. For further details of the merger, see Note B of the accompanying financial statements.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

INTEREST INCOME AND EXPENSE

Net interest income grew due to the increase in cash available for investment, resulting from the issuance in March 1998 of $100 million of 4.5% convertible subordinated notes and from operations.

PROVISION FOR INCOME TAXES

The provision for income taxes of $2 million reflects a $5.1 million accrual based on pre-tax income of $13.9 million (excluding the charge for merger costs) and a $3.1 million tax benefit attributable to merger costs. Excluding merger costs, the effective tax rate was 36.8%, compared to 36.5% for the prior year quarter ended September 30, 1997. The Company's expected effective rate for the remainder of the fiscal year is 36.8%.

NET INCOME (LOSS)

As a result of the above factors, including the charge for merger costs, the Company had a net loss of $9.9 million for the three-month period ended September 30, 1998, compared to net income of $5.3 million for the corresponding period of 1997. Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge for merger costs, the Company would have had net income of $8.8 million for its first quarter ended September 30, 1998.

To date, the overall impact of inflation on the Company has not been material.

RISK FACTORS, INCLUDING YEAR 2000 COMPLIANCE

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed in the following paragraphs of this section; whether the process of effecting the Arbor Software/Hyperion Software business combination can be effectively managed to realize the synergies anticipated to result therefrom; whether the merger itself causes uncertainty in the marketplace or customer hesitation; and the impact of competitive products and pricing. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed in the Company's most recent annual report on Form 10-K, and its proxy statement included in Form S-4 filed with the Commission on June 18, 1998, as amended. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

YEAR 2000 READINESS DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

State of Readiness of the Company's Year 2000 Issues

The Company has commenced its assessment of both the readiness of its internal business information systems for handling the Year 2000 and the compliance of products sold by the Company. The Company has determined that it will need to modify or replace portions of its internal business information systems so that the systems will function properly with respect to dates in the Year 2000 and beyond. The Company anticipates that it will successfully address Year 2000 issues relating to its internal business information systems by the end of fiscal 1999.

The Company believes that its current products are Year 2000 compliant. However, prior versions of certain of these products currently installed at certain customer sites will require upgrading or other modifications to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by these customers to achieve Year 2000 compliance. However, there can be no assurance that these customers will not assert claims against the Company with respect to Year 2000 issues and, in the event such claims are asserted and adjudicated in favor of these customers, the Company's liability could be material. The Company is taking steps to identify affected customers, raise customer awareness related to noncompliance of certain of the Company's older products and assist its customers in assessing their risks. The Company may incur increasing costs regarding customer satisfaction related to these actions over the next few years. Since the Company's customer satisfaction programs are currently ongoing, the scope of any resulting Year 2000 issues is not fully known and potential liability resulting from these issues is unclear, the potential impact on the Company's business, operating results and financial condition with respect to these matters is not known at this time.

The Company's Hyperion accounting software, a product set formerly offered by the Company, was not originally Year 2000 compliant. The Company is aware of a limited number of customers who continue to use this product set. The Company is obligated under its agreements with certain of these customers to provide upgrades to this product set which are Year 2000 compliant. The Company expects to make available to these customers a Year 2000 compliant release of its accounting software prior to the end of December 1998. The Company has also made available to these customers a migration path to a product offered pursuant to the Company's alliance with Baan/Coda, which the Company believes is Year 2000 compliant. However, there can be no assurance that such product is Year 2000 compliant. The Company does not expect the cost associated with this compliance effort, including planning, implementation and testing, to be material to its financial condition, although there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. Such unanticipated costs, if incurred, could have a material adverse effect on the Company's business, operating results and financial condition.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

The Company has also initiated discussions with its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the Company's internal systems. The Company has received written compliance information from some of these third parties and expects to receive all information on all outside system dependencies by December 1998. At this time, despite the initiation of these discussions, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to these third parties and their interaction with the Company, but expects to possess such information prior to the end of December 1998.

Costs Associated with the Company's Year 2000 Issues

To date, the Company has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating the Company's internal business information systems, the products sold by the Company and the interaction of the Company's internal business information systems with the internal systems of third parties. Although the Company is not aware of any material operational issues or costs associated with preparing its internal business information systems and its products for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in the Company's internal business information systems or products the Company sells. Such unanticipated negative consequences and/or material costs, if incurred, could have a material adverse effect on the Company's business, operating results or financial condition.

Contingency Plan Regarding the Company's Year 2000 Issues

As the Company is not aware of any material Year 2000 compliance issues, it has not developed a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.

While the Company believes that its planning efforts are adequate to address its Year 2000 issues on a timely basis, there can be no assurance that there will not be a delay in, or increased costs associated with, implementation of changes to address any such issues, which could have a material adverse effect on the Company's business, operating results or financial condition.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

MARKET RISKS

At September 30, 1998, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $59.3 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 1998, the decline in the fair value of the portfolio would not be material.

The Company's long-term debt bears interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact the Company's financial statements.

Approximately one-third of the Company's sales, cost of sales and marketing is transacted in local currencies. As a result, the Company's operations from markets outside the United States are subject to foreign exchange rate fluctuations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, new product development by the Company or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income (loss) were $104.9 million and $(9.9) million (excluding the nonrecurring charge for merger costs, net income would have been $8.8 million), respectively, for the first quarter of fiscal 1999, and $124.1 million and $19.7 million, respectively, for the fourth quarter of fiscal 1998. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1996, 1997 and 1998, and for the three months ended September 30, 1998, the Company generated positive cash flow from operations of $42.9 million, $49.7 million, $87.6 million and $5.1 million (net of $8.3 million paid to date for merger costs), respectively.

Cash used by investing activities amounted to $32.7 million for the three months ended September 30, 1998, including $8.3 million primarily for purchases of computer equipment and software, and $23.9 million for net purchases of short-term investments.

Financing activities in the quarter ended September 30, 1998, including stock options exercised by employees and payments of indebtedness, generated cash of $2.1 million. In connection with the stock options exercised by certain of its employees (for a total of 209 thousand common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $.3 million for the three months ended September 30, 1998.

As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $257 million, working capital of $213.6 million, and $107.2 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $30 million for its 1999 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

The Company believes that its current cash and short-term investment balances, and the funds generated from its operations, if any, will be sufficient to finance the Company's business for at least the next year.

                         Hyperion Solutions Corporation

                           Part II. Other Information


ITEM 1.  LEGAL PROCEEDINGS

On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "'724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the '724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the '724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California. On July 11, 1997, Gentia Software filed a request for reexamination of the '724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. The examination proceedings are currently pending. On December 11, 1997, the court ordered that the litigation will not be set for trial until after completion of the reexamination proceedings, but denied Gentia Software's request to stay the entire litigation. The parties are presently engaged in discovery. On February 27, 1998, Gentia Software filed a request for a second reexamination of the '724 patent with the PTO. On May 22, 1998, the PTO granted that request for reexamination. The reexamination proceedings are currently pending. Hyperion believes that it has meritorious claims against Gentia Software and meritorious defenses against Gentia Software's claims that the '724 patent is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the PTO will not declare the '724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination will not have a material adverse effect on the Company's business, operating results or financial condition. However, should the '724 patent be declared invalid or narrowed in scope, competitors may be able to implement the technology described in the '724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business. The preceding current litigation and any future litigation against the Company or its employees, regardless of the outcome, is expected to result in substantial costs and expenses to the Company and significant diversion of attention by the Company's management personnel.

                         Hyperion Solutions Corporation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on August 21, 1998, the following proposals were adopted by the margins indicated:

1.    To approve the merger proposal:

      a) To issue shares of Arbor Software common stock in connection with the merger (together with associated preferred stock purchase rights) of Arbor Software Corporation and Hyperion Software Corporation.

                             For                      8,033,384
                             Against                    244,022
                             Abstain                      7,757
                             Non-votes                2,068,418

      b) To amend the Company's Certificate of Incorporation (i) to effect a name change from "Arbor Software Corporation" to "Hyperion Solutions Corporation," (ii) to increase the authorized amount of common stock from 50,000,000 shares to 300,000,000 shares, and (iii) to divide the Board of Directors into three classes of directors, with each class serving a staggered three-year term.

                             For                      6,173,211
                             Against                  2,102,986
                             Abstain                      8,966
                             Non-votes                2,068,418

      c)   To elect seven members to the Hyperion Solutions Corporation Board.

           CLASS I DIRECTORS

                                            Number of Shares
                                          For         Withheld
                                        -----------------------
             Gary G. Greenfield         6,956,608       138,975
             Mark W. Perry              6,956,608       119,665

           CLASS II DIRECTORS

                                            Number of Shares
                                           For        Withheld
                                        -----------------------
             Harry S. Gruner            6,956,608       139,175
             Aldo Papone                6,956,608       139,425
             Jeffrey R. Rodek           6,956,608       137,798

                         Hyperion Solutions Corporation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

           CLASS III DIRECTORS

                                          Number of Shares
                                         For          Withheld
                                        -----------------------
             John M. Dillon             6,956,608       119,665
             James A. Perakis           6,956,608       147,632

2. To amend the Company's 1995 Stock Option/Stock Issuance Plan to increase the number of shares of common stock reserved for issuance thereunder by 5,000,000 shares.

                                        For           4,581,259
                                        Against       3,690,178
                                        Abstain          13,726
                                        Non-votes     2,068,418

3. To amend the Company's Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares.

                                        For           7,512,621
                                        Against         743,757
                                        Abstain          28,785
                                        Non-votes     2,068,418

4. To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30,1999.

                                        For          10,327,150
                                        Against          17,098
                                        Abstain           9,333

                         Hyperion Solutions Corporation

ITEM 5.  OTHER INFORMATION

Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than June 17, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to August 31, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. At the present time, the Company expects to hold its 1999 annual meeting of stockholders in early November 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.     Description
-----------     -----------

  10.3(a)       Hyperion Software Corporation 1991 Stock Plan.

  10.5(a) Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan.

  10.26(b) Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed).

  10.48(c) Agreement and Plan of Reorganization dated November 7, 1994 by and among IMRS Inc., IP Merger, Inc., Pillar Corporation and American Stock Transfer & Trust Company, as escrow Agent.

  10.49(c) Agreement and Plan of Merger dated November 29, 1994 among IMRS Inc., IP Merger, Inc. and Pillar Corporation.

  10.54(d)      Employment Agreement with Mark J. Bilger, dated May 27, 1997.

  10.1(e)       Employment Agreement with James A. Perakis, dated November 1,
                1997.

  10.2(f)       Employment Agreement with Craig M. Schiff, dated July 1, 1997.

  27            Financial Data Schedule (filed herewith).

------------

  Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

  (a) Form S-1 file no. 33-42855.

  (b) Form 10-Q filed in February 1995.

  (c) Form 8-K filed in December 1994.

  (d) Form 10-K filed in September 1997.

  (e) Form 10-Q filed in February 1998.

  (f) Form 10-Q filed in May 1998.


The Company filed a report on Form 8-K during the three-month period ended September 30, 1998. The report was filed on August 10, 1998. On October 13, 1998, the Company filed another report on Form 8-K.

                         Hyperion Solutions Corporation

                                    Form 10-Q

               for the three-month period ended September 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Hyperion Solutions Corporation

               /s/ Michael A. Manto                                  11/12/98
               ---------------------------------------------------------------
               Michael A. Manto                                           Date
               Vice President and Corporate Controller


               /s/ Stephen V. Imbler                                 11/12/98
               ---------------------------------------------------------------
               Stephen V. Imbler                                          Date
               Senior Vice President and Chief Financial Officer