Form 10-Q
period 1998-12-31
HYPERION SOLUTIONS CORP
filed 1999-02-16
CIK 1001113

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---  OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 3, 1999, there were 30,311,164 shares of the Registrant's common stock, $.001 par value, outstanding.

================================================================================

                         Hyperion Solutions Corporation


                                    Form 10-Q


                                    CONTENTS

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- December 31, 1998 and June 30, 1998.........................2

   Condensed Consolidated Statement of Operations -- Three Months Ended

      December 31, 1998 and 1997; Six Months Ended December 31, 1998 and 1997..........................3

   Condensed Consolidated Statement of Cash Flows --

      Six Months Ended December 31, 1998 and 1997......................................................4

   Notes to Condensed Consolidated Financial Statements -- December 31, 1998...........................5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........9


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.............................................................................17

Item 5. Other Information.............................................................................18

Item 6. Exhibits and Reports on Form 8-K..............................................................18


SIGNATURES............................................................................................19

        Hyperion, Hyperion Enterprise and Hyperion Pillar are registered trademarks and Hyperion Solutions and Essbase-Ready are trademarks of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners.

            For further information, refer to the Hyperion Solutions
               Corporation report on Form 8-K filed on October 13,
              1998 and its registration statement, amendment no. 2
                  to Form S-4 declared effective July 13, 1998.

                         Hyperion Solutions Corporation
                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                       DECEMBER 31,       JUNE 30,
                                                                           1998             1998
                                                                       ---------------------------
                                                                       (Unaudited)          (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 222,145        $ 221,868
   Short-term investments                                                  33,040           35,479
   Accounts receivable--net of allowances of $11,000 and $8,900           109,046           98,760
   Prepaid expenses and other current assets                                6,549            7,605
   Deferred income taxes                                                   10,209           10,447
                                                                        --------------------------
TOTAL CURRENT ASSETS                                                      380,989          374,159

Property and equipment--at cost, less accumulated depreciation
   and amortization of $66,825 and $54,247                                 79,444           76,142
Product distribution rights and other intangible assets--at cost,
   less accumulated amortization of $24,515 and $19,359                    14,251           18,318
Other assets                                                                9,940            8,046
                                                                        --------------------------
Total assets                                                            $ 484,624        $ 476,665
                                                                        ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                $  45,348        $  44,216
   Accrued employee compensation and benefits                              26,053           31,915
   Income taxes payable                                                     7,000           16,271
   Deferred revenue                                                        71,361           63,724
                                                                        --------------------------
TOTAL CURRENT LIABILITIES                                                 149,762          156,126

Long-term debt                                                            107,031          107,314


Stockholders' equity:
   Preferred stock--$.001 par value; 5,000 shares authorized;
    none issued
   Common stock--$.001 par value; 300,000 shares authorized;
    30,291 and 29,574 shares issued and outstanding                            30               30
   Additional paid-in capital                                             147,187          135,172
   Retained earnings                                                       81,658           80,058
   Currency translation adjustments                                        (1,044)          (2,035)
                                                                        --------------------------
TOTAL STOCKHOLDERS' EQUITY                                                227,831          213,225
                                                                        --------------------------
Total liabilities and stockholders' equity                              $ 484,624        $ 476,665
                                                                        ==========================



Note: the balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Operations (Unaudited)
                      (in thousands, except per share data)

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     DECEMBER 31,                     DECEMBER 31,
                                                1998            1997              1998             1997
                                             --------------------------        --------------------------
  REVENUES
     Software licenses                       $  51,886        $  48,216        $ 105,590        $  90,585
     Maintenance and services                   55,072           39,021          106,250           73,667
                                             --------------------------        --------------------------
  Total revenues                               106,958           87,237          211,840          164,252
                                             --------------------------        --------------------------

  COSTS AND EXPENSES
  Cost of revenues:
     Software licenses                           1,753            2,732            4,537            5,008
     Maintenance and services                   28,681           23,232           56,242           43,628
  Sales and marketing                           40,169           31,527           78,368           59,339
  Research and development                      14,889           11,570           30,266           21,944
  General and administrative                     9,342            8,996           18,086           17,663
  Merger costs                                                                    21,800
                                             --------------------------        --------------------------
                                                94,834           78,057          209,299          147,582
                                             --------------------------        --------------------------
  OPERATING INCOME                              12,124            9,180            2,541           16,670

  Interest income                                2,906            1,190            5,888            2,098
  Interest expense                              (1,282)            (136)          (2,614)            (261)
                                             --------------------------        --------------------------
  INCOME BEFORE INCOME TAXES                    13,748           10,234            5,815           18,507

  Provision for income taxes                     5,100            3,766            7,100            6,788
                                             --------------------------        --------------------------

  NET INCOME (LOSS)                          $   8,648        $   6,468        $  (1,285)       $  11,719
                                             ==========================        ==========================

  EARNINGS (LOSS) PER SHARE
     Basic                                   $     .29        $     .22        $    (.04)       $     .41
     Diluted                                 $     .28        $     .21        $    (.04)       $     .38

  AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                      30,073           29,043           29,900           28,851
     Diluted                                    30,922           30,847           29,900           30,503


See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           1998             1997
                                                       --------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                  $   3,873        $  33,869

INVESTING ACTIVITIES
   Office facility improvements and purchase of
      equipment, furniture and software                  (15,408)          (7,313)
   Short-term investments, net                             2,439            3,893
   Intangible and other assets                            (1,038)          (2,272)
                                                       --------------------------
Cash used by investing activities                        (14,007)          (5,692)

FINANCING ACTIVITIES
   Principal payments on notes payable                      (583)            (678)
   Exercise of stock options by employees                 10,003            8,362
                                                       --------------------------
Cash provided by financing activities                      9,420            7,684

Effect of exchange rate changes                              991             (509)
                                                       --------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                        277           35,352
Cash and cash equivalents at beginning of period         221,868           72,706
                                                       --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 222,145        $ 108,058
                                                       ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
      Income taxes                                     $  17,267        $   3,989
      Interest                                             2,395              232


See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 1998

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three- and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 1998 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 8-K filed on October 13, 1998.

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

Hyperion Software had a fiscal year end of June 30, while Arbor used a March 31 year end. In connection with the merger, the Company changed its fiscal year end from March 31 to June 30 and, accordingly, the accompanying financial statements, labeled December 31, 1997, reflect the combination of the separate, historical interim financial statements of Arbor Software and Hyperion Software for the three- and six-month periods ended September 30, 1997 and December 31, 1997, respectively. The balance sheet at June 30, 1998 has been derived from the combination of the audited financial statements of Hyperion Software at that date and the audited financial statements of Arbor Software as of March 31, 1998. Accordingly, the exclusion of Arbor's net income for the three months ended June 30, 1998 from stockholders' equity has been adjusted by a $2.9 million credit to retained earnings recorded in the three-month period ended September 30, 1998.

                         Hyperion Solutions Corporation

                                December 31, 1998

B. MERGER (CONTINUED)

For the pre-merger period indicated, revenues and net income of the Company and Hyperion Software are as follows (in thousands):

                           Three Months Ended   Six Months Ended
                           December 31, 1997    December 31, 1997
                           ------------------   -----------------
Revenues
   Hyperion Software            $ 69,230            $130,134
   Arbor Software                 18,007              34,118
                                --------            --------
                                $ 87,237            $164,252
                                ========            ========
Net income
   Hyperion Software            $  4,312            $  7,824
   Arbor Software                  2,156               3,895
                                --------            --------
                                $  6,468            $ 11,719
                                ========            ========

The Company incurred charges to operations related to the merger of $21.8 million, $18.7 million after taxes. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $7.9 million associated with combining the operations of the two companies, including $5 million for restructuring (more specifically, $3.5 million for the closing of duplicate offices, employee severance and relocations) and the write down of certain intangible assets. Included in accounts payable and accrued expenses at December 31, 1998 are unpaid merger costs of $4.3 million.

C. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings (loss) per share amounts for all periods have been presented and where necessary restated to conform to the Statement 128 requirements.

                         Hyperion Solutions Corporation

                                December 31, 1998

C. EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              DECEMBER 31,                DECEMBER 31,
                                                           1998          1997          1998           1997
                                                         ---------------------       -----------------------
Numerator--net income (loss)                             $ 8,648       $ 6,468       $ (1,285)       $11,719
                                                         =====================       =======================

Denominator for basic EPS--weighted-average shares        30,073        29,043         29,900         28,851
   Effect of dilutive securities:
      Stock option rights                                    849         1,804             --          1,652
                                                         ---------------------       -----------------------
Denominator for diluted EPS--adjusted weighted-
  average shares and assumed conversions                  30,922        30,847         29,900         30,503
                                                         =====================       =======================

Basic earnings (loss) per share                          $   .29       $   .22       $   (.04)       $   .41
Diluted earnings (loss) per share                        $   .28       $   .21       $   (.04)       $   .38

Because their effect would be antidilutive, stock option rights (1 million weighted-average common equivalent shares) were excluded from the diluted EPS calculation for the six-month period ended December 31, 1998. Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge for merger costs, the Company would have had net income for the six months ended December 31, 1998 of $17.4 million or $.56 per pro forma diluted share (calculated using 30.9 million shares, 29.9 million average basic shares plus 1 million average common equivalent shares). Substantially all outstanding stock options were included in the computation of the 30.9 million pro forma average dilutive shares outstanding. Shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the pro forma computation as their effect is antidilutive.

                         Hyperion Solutions Corporation

                                December 31, 1998

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

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                     1998          1997             1998          1997
                                                   ----------------------        -----------------------
Net income (loss)                                  $ 8,648        $ 6,468        $(1,285)       $ 11,719
Currency translation adjustments, net of tax          (220)          (225)           595            (305)
                                                   ----------------------        -----------------------
Comprehensive income (loss)                        $ 8,428        $ 6,243        $  (690)       $ 11,414
                                                   ======================        =======================


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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                         Second Quarter Ended             Six Months Ended
December 31,                         1998     CHANGE      1997         1998    CHANGE     1997
-------------------------------    -----------------------------   -----------------------------
                                                      (dollars in thousands)
Software licenses                  $51,886      7.6%    $48,216    $105,590     16.6%    $90,585
Percentage of total revenues          48.5%                55.3%       49.8%               55.2%
-------------------------------    -----------------------------   -----------------------------
Maintenance and services           $55,072     41.1%    $39,021    $106,250     44.2%    $73,667
Percentage of total revenues          51.5%                44.7%       50.2%               44.8%
-------------------------------    -----------------------------   -----------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. The growth in software sales was led by demand for the Company's OLAP server and tools. However, due to merger related activities, software sales were less than the Company plan, particularly in North America. During the December quarter, the two sales forces were integrated, sales territories were realigned, product links were announced and time was spent cross training the Company's sales representatives. The decline in sales productivity, caused by the necessary decision to combine and cross train the sales forces and other factors, will likely continue at least into the March 1999 quarter.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

The increase in service and annual maintenance revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues, including export sales, generated from markets outside the United States for the first half of fiscal 1999 and 1998 were $73.9 million and $59.3 million, or 34.9% and 36.1% of total revenues, respectively. Revenue growth was particularly strong in France, Italy and the Netherlands.

Revenues derived from channel partners for the three months ended December 31, 1998 and 1997 were 13.1% and 12.2% of total revenues, respectively. For the six months ended December 31, 1998 and 1997, partner revenues were 13% and 12.1% of total revenues.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective July 1, 1998, the Company adopted the SOP, as amended, and the impact on first and second quarter operating results was not material. However, should the Company adopt new or change its current licensing practices, in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the accounting requirements of the SOP, as amended.

COST OF REVENUES

                                     Second Quarter Ended              Six Months Ended
December 31,                     1998      CHANGE       1997       1998     CHANGE      1997
----------------------------  ---------------------------------- ------------------------------
                                                    (dollars in thousands)
Software licenses              $ 1,753     (35.8)%    $ 2,732    $ 4,537    (9.4)%    $ 5,008
Gross profit percentage           96.6%                  94.3%      95.7%                94.5%
----------------------------  ---------------------------------- ------------------------------
Maintenance and services       $28,681      23.5%     $23,232    $56,242    28.9%     $43,628
Gross profit percentage           47.9%                  40.5%      47.1%                40.8%
----------------------------  ---------------------------------- ------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The decrease in the cost of software license revenues principally reflects a decrease in royalty fees.

The increase in the cost of maintenance and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

OPERATING EXPENSES

                                     Second Quarter Ended              Six Months Ended
December 31,                    1998        CHANGE        1997     1998     CHANGE      1997
----------------------------  ---------------------------------- ------------------------------
                                                     (dollars in thousands)
Sales and marketing            $40,169       27.4%      $31,527   $78,368    32.1%    $59,339
Percentage of total revenues      37.6%                    36.1%     37.0%               36.1%
----------------------------  ---------------------------------- ------------------------------
Research and development       $14,889       28.7%      $11,570   $30,266    37.9%    $21,944
Percentage of total revenues      13.9%                    13.3%     14.3%               13.4%
----------------------------  ---------------------------------- ------------------------------

General and administrative     $ 9,342        3.8%      $ 8,996   $18,086     2.4%    $17,663
Percentage of total revenues       8.7%                    10.3%      8.5%               10.8%
----------------------------  ---------------------------------- ------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and an increase in commission costs directly associated with the increase in software license revenues.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In the first half of fiscal 1999 and 1998, the Company capitalized $1 million and $1.4 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 3.1% and 5.9% of total research and development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel costs incurred to manage and support the growth of the Company's overall operations. The increase relating to the six-month comparison is net of the $1.2 million charge incurred in the September 1997 quarter for additional support required by certain accounting product customers.

The merger of Arbor Software Corporation (former name of the registrant) and Hyperion Software Corporation was completed on August 24, 1998. In connection with the business combination, the Company charged $21.8 million, $18.7 million after taxes, to operations for nonrecurring merger costs incurred. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $7.9 million associated with combining the operations of the two companies, including $5 million for restructuring (more specifically, $3.5 million for the closing of duplicate offices, employee severance and relocations) and the write down of certain intangible assets. For further details of the merger, see Note B of the accompanying financial statements.

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

PROVISION FOR INCOME TAXES

The provision for income taxes for the first half of fiscal 1999 of $7.1 million reflects a $10.2 million accrual based on pre-tax income of $27.6 million (excluding the charge for merger costs) and a $3.1 million tax benefit attributable to merger costs. Excluding merger costs, the effective tax rate remained substantially unchanged at approximately 37%. The Company's expected effective rate for the remainder of the fiscal year is 37%.

NET INCOME (LOSS)

As a result of the above factors, net income for the three-month period ended December 31, 1998 increased to $8.6 million, or by 33.7%, from $6.5 million for the corresponding period of 1997. Including the charge for merger costs, the Company had a net loss of $1.3 million for the six-month period ended December 31, 1998, compared to net income of $11.7 million for the same period of the prior year. Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge for merger costs, the Company would have had net income of $17.4 million for the six months ended December 31, 1998.

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

The Company's Hyperion accounting software, a product set formerly offered by the Company, was not originally Year 2000 compliant. The Company is aware of a limited number of customers who continue to use this product set. The Company is obligated under its agreements with certain of these customers to provide upgrades to this product set which are Year 2000 compliant. In the quarter ended December 1998, the Company made available to these customers a Year 2000 compliant release of its accounting software. The Company has also made available to these customers a migration path to a product offered pursuant to the Company's alliance with Baan/Coda, which the Company believes is Year 2000 compliant. However, there can be no assurance that such product is Year 2000 compliant. The Company does not expect the cost associated with this compliance effort, including planning, implementation and testing, to be material to its financial condition, although there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. Such unanticipated costs, if incurred, could have a material adverse effect on the Company's business, operating results and financial condition.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

The Company has also initiated discussions with and received compliance information from its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the Company's internal systems. The Company has gathered written compliance information from a large majority of these third parties and expects to receive information on all relevant outside system dependencies by June
1999. At this time, after having carefully reviewed the compliance data relating to these third parties and their interaction with the Company, and based on discussions with some of the other third parties, the Company expects to achieve a sufficient level of Year 2000 compliance regarding these dependencies by September 1999 without incurring significant costs. However, a failure by these third parties to address adequately their Year 2000 readiness could have a material adverse affect on the Company's business, operating results or financial condition.

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

Contingency Plan Regarding the Company's Year 2000 Issues

As the Company is not aware of any material Year 2000 compliance issues, it has not developed a Year 2000-specific contingency plan. If material Year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.

In addition the Company is aware of the potential for claims against it and other companies for damages arising from products and services that were not Year 2000 ready. The Company continues to believe that any such claims against it would be without merit.

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

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

MARKET RISKS

At December 31, 1998, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $33 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1998, the decline in the fair value of the portfolio would not be material.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, new product development by the Company or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $107 million and $8.6 million, respectively, for the second quarter of fiscal 1999, and $104.9 million and $(9.9) million (excluding the nonrecurring charge for merger costs, net income would have been $8.8 million), respectively, for the first quarter of fiscal 1999. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1996, 1997 and 1998, and for the six months ended December 31, 1998, the Company generated positive cash flow from operations of $42.9 million, $49.7 million, $87.6 million and $3.9 million (net of $15.5 million paid to date for merger costs), respectively.

Cash used by investing activities amounted to $14 million for the first half of fiscal 1999, including $15.4 million primarily for purchases of computer equipment and software, net of $2.4 million from net sales of short-term investments.

Financing activities in the first half of fiscal 1999, including stock options exercised by employees and payments of indebtedness, generated cash of $9.4 million. In connection with the stock options exercised by certain of its employees (for a total of 717 thousand common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $2 million for the six months ended December 31, 1998.

As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $255.2 million, working capital of $231.2 million, and $107 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $30 million for its 1999 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

The fact discovery cut-off for this action was February 20, 1998, and the expert discovery cut-off was May 15, 1998. Discovery has been completed by both parties with the exception of three depositions that Hyperion will take of Gentia's expert witnesses. No additional written discovery can be propounded by either party, and no depositions can be noticed or subpoenaed. On September 11, 1998, the Court granted Hyperion's motion to vacate the stay of this action, and scheduled pre-trial proceedings. Pursuant to that schedule, on January 27, 1999, the Court held a claims construction hearing for the purpose of interpreting certain terms and phrases used in the claims of the '724 patent. An order has not yet been issued setting forth the Court's interpretation of those terms and phrases. If the Court does not enter judgment based on any dispositive motions, a jury trial of this action is presently scheduled to begin on June 1, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K during the three-month period ended December 31, 1998. The report was filed on October 13, 1998.

                         Hyperion Solutions Corporation

                                    Form 10-Q

               for the three-month period ended December 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Hyperion Solutions Corporation

               /s/ Michael A. Manto                                   2/11/99
               --------------------------------------------------------------
               Michael A. Manto                                          Date
               Vice President and Corporate Controller



               /s/ Stephen V. Imbler                                  2/11/99
               --------------------------------------------------------------
               Stephen V. Imbler                                         Date
               Senior Vice President and Chief Financial Officer