Form 10-Q
period 1999-03-31
HYPERION SOLUTIONS CORP
filed 1999-05-17
CIK 1001113

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             ---  SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________.

               --------------------------------------------------

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

As of May 10, 1999, there were 30,707,456 shares of the Registrant's common stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------

                         Hyperion Solutions Corporation

                                    Form 10-Q

                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                           PAGE

Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet -- March 31, 1999 and June
     30, 1998..........................................................    2

  Condensed Consolidated Statement of Income -- Three Months Ended
     March 31, 1999 and 1998; Nine Months Ended March 31, 1999 and
     1998..............................................................    3

  Condensed Consolidated Statement of Cash Flows --
     Nine Months Ended March 31, 1999 and 1998.........................    4

  Notes to Condensed Consolidated Financial Statements -- March 31,
     1999..............................................................    5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................   17

Item 5.   Other Information............................................   18

Item 6.   Exhibits and Reports on Form 8-K.............................   18

SIGNATURES.............................................................   19


        Hyperion, Hyperion Enterprise, Essbase and Hyperion Pillar are registered trademarks and Hyperion Solutions, Hyperion Reporter,
 Essbase-Ready and See the Future First are trademarks of Hyperion Solutions
                                 Corporation.
           All other trademarks and company names mentioned are the
                     property of their respective owners.

      For further information, refer to the Hyperion Solutions Corporation report on Form 8-K filed on October 13, 1998 and its registration statement, amendment no. 2 to Form S-4 declared effective July 13, 1998.

                        Hyperion Solutions Corporation

                     Condensed Consolidated Balance Sheet
                    (in thousands, except per share data)

                                                  MARCH 31,        JUNE 30,
                                                    1999             1998
                                                  ---------       ---------
                                                 (Unaudited)        (Note)
ASSETS
Current assets:
  Cash and cash equivalents                       $ 238,184       $ 221,868
  Short-term investments                             35,030          35,479
  Accounts receivable--net of allowances of
    $10,500 and $8,900                               97,720          98,760
  Prepaid expenses and other current assets           6,840           7,605
  Deferred income taxes                              10,123          10,447
                                                  ---------       ---------
TOTAL CURRENT ASSETS                                387,897         374,159

Property and equipment--at cost, less
  accumulated depreciation and
  amortization of $72,990 and $54,247                78,448          76,142
Product distribution rights and other
  intangible assets--at cost, less accumulated
  amortization of $26,115 and $19,359                13,026          18,318
Other assets                                         10,341           8,046
                                                  ---------       ---------
Total assets                                      $ 489,712       $ 476,665
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $  46,145       $  44,216
  Accrued employee compensation and benefits         30,524          31,915
  Income taxes payable                                2,918          16,271
  Deferred revenue                                   74,004          63,724
                                                  ---------       ---------
TOTAL CURRENT LIABILITIES                           153,591         156,126

Long-term debt                                      106,868         107,314

Stockholders' equity:
  Preferred stock--$.001 par value; 5,000
    shares authorized; none issued
  Common stock--$.001 par value; 300,000
    shares authorized; 30,391 and 29,574
    shares issued and outstanding                        30              30
  Additional paid-in capital                        147,934         135,172
  Retained earnings                                  84,237          80,058
  Currency translation adjustments                   (2,948)         (2,035)
                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                          229,253         213,225
                                                  ---------       ---------
Total liabilities and stockholders' equity        $ 489,712       $ 476,665
                                                  =========       =========

Note: the balance sheet at June 30, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                            MARCH 31,                       MARCH 31,
                                      1999            1998            1999            1998
                                    -------------------------       -------------------------
REVENUES
  Software licenses                 $  48,024       $  47,760       $ 153,614       $ 138,345
  Maintenance and services             53,622          41,004         159,872         114,671
                                    ---------       ---------       ---------       ---------
Total revenues                        101,646          88,764         313,486         253,016
                                    ---------       ---------       ---------       ---------

COSTS AND EXPENSES
Cost of revenues:
  Software licenses                     1,383           2,231           5,920           7,239
  Maintenance and services             28,871          23,594          85,113          67,222
Sales and marketing                    41,936          32,665         120,304          92,004
Research and development               16,579          12,297          46,845          34,241
Acquired in-process technology                          3,000                           3,000
General and administrative              9,953           9,135          28,039          26,798
Merger costs                                                           21,800
                                    ---------       ---------       ---------       ---------
                                       98,722          82,922         308,021         230,504
                                    ---------       ---------       ---------       ---------
OPERATING INCOME                        2,924           5,842           5,465          22,512

Interest income                         2,556           1,333           8,444           3,431
Interest expense                       (1,351)            (85)         (3,965)           (346)
                                    ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES              4,129           7,090           9,944          25,597

Provision for income taxes              1,550           3,719           8,650          10,507
                                    ---------       ---------       ---------       ---------

NET INCOME                          $   2,579       $   3,371       $   1,294       $  15,090
                                    =========       =========       =========       =========

EARNINGS PER SHARE
  Basic                             $     .09       $     .12       $     .04       $     .52
  Diluted                           $     .08       $     .11       $     .04       $     .49

AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic                                30,337          29,287          30,043          28,995
  Diluted                              30,728          30,926          30,823          30,641

See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                       NINE MONTHS ENDED
                                                           MARCH 31,
                                                      1999             1998
                                                  ---------------------------
CASH PROVIDED BY OPERATING ACTIVITIES             $  29,560         $  45,605

INVESTING ACTIVITIES
  Office facility improvements and
    purchase of equipment, furniture
    and software                                    (20,959)          (18,257)
  Short-term investments, net                           449            (1,418)
  Intangible and other assets                        (1,458)           (2,416)
  Business acquisitions                                                (2,965)
                                                  ---------         ---------
Cash used by investing activities                   (21,968)          (25,056)

FINANCING ACTIVITIES
  Principal payments on notes payable                  (730)             (942)
  Exercise of stock options by employees             10,367            10,197
                                                  ---------         ---------
Cash provided by financing activities                 9,637             9,255

Effect of exchange rate changes                        (913)             (760)
                                                  ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS                16,316            29,044
Cash and cash equivalents at beginning of
   period                                           221,868            72,706
                                                  ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 238,184         $ 101,750
                                                  =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
   NONCASH ACTIVITIES
Cash paid during the period for:
  Income taxes                                    $  22,998         $   7,989
  Interest                                            4,705               332
Common stock issued in connection
  with a business acquisition                                           3,200

See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1999

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 1998 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 8-K filed on October 13, 1998.

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

Hyperion Software had a fiscal year end of June 30, while Arbor used a March 31 year end. In connection with the merger, the Company changed its fiscal year end from March 31 to June 30 and, accordingly, the accompanying financial statements, labeled March 31, 1998, reflect the combination of the separate, historical interim financial statements of Arbor Software and Hyperion Software for the three- and nine-month periods ended December 31, 1997 and March 31, 1998, respectively. The balance sheet at June 30, 1998 has been derived from the combination of the audited financial statements of Hyperion Software at that date and the audited financial statements of Arbor Software as of March 31, 1998. Accordingly, the exclusion of Arbor's net income for the three months ended June 30, 1998 from stockholders' equity has been adjusted by a $2.9 million credit to retained earnings recorded in the three-month period ended September 30, 1998.

                   Hyperion Solutions Corporation

                           March 31, 1999

B. MERGER (CONTINUED)

For the pre-merger period indicated, revenues and net income of the Company and Hyperion Software are as follows (in thousands):

                               Three Months          Nine Months
                                   Ended               Ended
                              March 31, 1998       March 31, 1998
                             ------------------   -----------------
Revenues
  Hyperion Software              $  67,387            $ 197,521
  Arbor Software                    21,377               55,495
                                 ---------            ---------
                                 $  88,764            $ 253,016
                                 =========            =========
Net income
  Hyperion Software              $   3,614            $  11,438
  Arbor Software                      (243)               3,652
                                 ---------            ---------
                                 $   3,371            $  15,090
                                 =========            =========

The Company incurred charges to operations related to the merger of $21.8 million, $18.7 million after taxes. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $7.9 million associated with combining the operations of the two companies, including $5 million for restructuring (more specifically, $3.5 million for the closing of duplicate offices, employee severance and relocations) and the write down of certain intangible assets. Included in accounts payable and accrued expenses at March 31, 1999 are unpaid merger costs of $3.3 million.

C. EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and where necessary restated to conform to the Statement 128 requirements.

                   Hyperion Solutions Corporation

                           March 31, 1999

C. EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                      Three Months Ended      Nine Months Ended
                                          March 31,              March 31,
                                       1999       1998        1999        1998
                                     -------------------     -------------------
Numerator--net income                $ 2,579     $ 3,371     $ 1,294     $15,090
                                     =======     =======     =======     =======

Denominator for basic EPS--
weighted-average shares               30,337      29,287      30,043      28,995
  Effect of dilutive securities:
    Stock option rights                  391       1,639         780       1,646
                                     -------     -------     -------     -------
Denominator for diluted EPS--
  adjusted weighted-average
  shares and assumed conversions      30,728      30,926      30,823      30,641
                                     =======     =======     =======     =======
Basic earnings per share             $   .09     $   .12     $   .04     $   .52
Diluted earnings per share           $   .08     $   .11     $   .04     $   .49

Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge for merger costs, the Company would have had net income for the nine months ended March 31, 1999 of $20 million or $.65 per diluted share. Because their effect would be antidilutive, certain stock option rights for 3.7 million common shares were excluded from the diluted EPS calculation for the three-month period ended March 31, 1999. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have also been excluded from the diluted EPS calculation.

                         Hyperion Solutions Corporation

                                 March 31, 1999

D. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components as part of a complete set of financial statements. Comprehensive income is a measure of all changes in equity of any enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the periods indicated, comprehensive income of the Company was as follows (in thousands):


                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                     MARCH 31,                   MARCH 31,

                                1999          1998          1999          1998
                              ----------------------      ---------------------
Net income                    $  2,579      $  3,371      $  1,294      $ 15,090
Currency translation
  adjustments, net of tax       (1,142)         (151)         (548)         (456)
                              --------      --------      --------      --------
Comprehensive income          $  1,437      $  3,220      $    746      $ 14,634
                              ========      ========      ========      ========

E. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.


F. SUBSEQUENT EVENT

On May 14, 1999, the Company acquired all of the outstanding shares of Sapling Corporation, the Toronto-based developer and marketer of business software for performance measurement and activity-based management. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price of $15.5 million, excluding contingent payments based on certain software sales targets for the year ending June 30, 2000, was allocated to identifiable assets and liabilities, based on their estimated fair values, and to goodwill. Under the purchase method of accounting, the results of operations of Sapling will be included in the Company's financial statements from the date of acquisition.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
REVENUES

                                         Third Quarter Ended                       Nine Months Ended
March 31,                           1999       CHANGE        1998           1999          CHANGE        1998
-----------------------------   ------------------------------------   ------------------------------------------
                                                          (dollars in thousands)
Software licenses                $ 48,024         .6%     $ 47,760       $ 153,614         11.0%     $ 138,345
Percentage of total revenues         47.2%                    53.8%           49.0%                       54.7%
-----------------------------   ------------------------------------   ------------------------------------------
Maintenance and services         $ 53,622       30.8%     $ 41,004       $ 159,872         39.4%     $ 114,671
Percentage of total revenues         52.8%                    46.2%           51.0%                       45.3%
-----------------------------   ------------------------------------   ------------------------------------------

Software license revenues rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. The growth in software sales was attributable to the demand for the Company's OLAP server and tools. However, due primarily to merger related activities, including sales-marketing execution issues, software sales were less than the Company plan, particularly in North America. During the December quarter, the two sales forces were integrated, sales territories were realigned, product links were announced and time was spent cross training the Company's sales representatives. The decline in sales productivity, caused by the necessary decision to combine and cross train the sales forces and other factors, occurred in the December quarter and has continued in the March quarter and will likely continue at least into the September 1999 quarter.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

The increase in service and annual maintenance revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues, including export sales, generated from markets outside the United States for the first three quarters of fiscal 1999 and 1998 were $114.1 million and $87.8 million, or 36.4% and 34.7% of total revenues, respectively. Revenue growth was particularly strong in France, Germany and Italy.

Revenues derived from channel partners for the three months ended March 31, 1999 and 1998 were 15.9% and 8.8% of total revenues, respectively. For the nine months ended March 31, 1999 and 1998, partner revenues were 14% and 11% of total revenues.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective July 1, 1998, the Company adopted the SOP, as amended, and the impact on operating results for the first three quarters was not material. However, should the Company adopt new or change its current licensing practices, in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the accounting requirements of the SOP, as amended.

COST OF REVENUES

                                          Third Quarter Ended                      Nine Months Ended
March 31,                           1999        CHANGE         1998           1999       CHANGE         1998
----------------------------   ---------------------------------------   ---------------------------------------
                                                            (dollars in thousands)
Software licenses                $  1,383      (38.0)%      $  2,231       $  5,920      (18.2)%      $  7,239
Gross profit percentage              97.1%                      95.3%          96.1%                      94.8%
----------------------------   ---------------------------------------   ---------------------------------------
Maintenance and services         $ 28,871        22.4%      $ 23,594       $ 85,113       26.6 %      $ 67,222
Gross profit percentage              46.2%                      42.5%          46.8%                      41.4%
----------------------------   ---------------------------------------   ---------------------------------------

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

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

OPERATING EXPENSES

                                          Third Quarter Ended                      Nine Months Ended
March 31,                           1999        CHANGE         1998            1999       CHANGE         1998
----------------------------   ---------------------------------------   ----------------------------------------
                                                            (dollars in thousands)
Sales and marketing               $ 41,936      28.4%       $ 32,665        $ 120,304       30.8%        $ 92,004
Percentage of total revenues          41.3%                     36.8%            38.4%                       36.4%
----------------------------   ---------------------------------------   ----------------------------------------
Research and development          $ 16,579      34.8%       $ 12,297        $  46,845       36.8%        $ 34,241
Percentage of total revenues          16.3%                     13.9%            14.9%                       13.5%
----------------------------   ---------------------------------------   ----------------------------------------
General and administrative        $  9,953       9.0%       $  9,135        $  28,039        4.6%        $ 26,798
Percentage of total revenues           9.8%                     10.3%             8.9%                       10.6%
----------------------------   ---------------------------------------   ----------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In the first three quarters of fiscal 1999 and 1998, the Company capitalized $1.4 million and $2.2 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 2.8% and 5.9% of total research and development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

In December 1997, the Company acquired all of the outstanding shares of Appsource Corporation, the Florida-based developer of Hyperion WIRED for OLAP, a presentation, analysis and query tool that works with the Hyperion Essbase OLAP Server. The total acquisition price of $6.7 million was funded from a combination of the Company's existing working capital and newly issued common stock. Approximately $3 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the quarter ended March 31 1998. The charge resulting from in-process technology was not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Appsource are included in the accompanying financial statements from the date of acquisition.

The increase in general and administrative expenses resulted, for the most part, from increases in personnel costs incurred to manage and support the growth of the Company's overall operations. The increase relating to the nine-month comparison is net of the $1.2 million charge incurred in the September 1997 quarter for additional support required by certain accounting product customers.

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

INTEREST INCOME AND EXPENSE

Net interest income, for the nine-month period, grew due to the increase in cash available for investment, resulting from the issuance in March 1998 of $100 million of 4.5% convertible subordinated notes and from operations.

PROVISION FOR INCOME TAXES

Excluding the impact of merger costs in fiscal 1999 and the write-off of acquired in-process technology in fiscal 1998, the Company's effective income tax rate remained substantially unchanged at approximately 37%. The Company's expected effective rate for the remainder of the fiscal year is 37%.

NET INCOME

As a result of the above factors, net income for the three-month period ended March 31, 1999 decreased to $2.6 million, or by 23.5%, from $3.4 million for the corresponding period of 1998. Including the charge for merger costs, the Company had net income of $1.3 million for the nine-month period ended March 31, 1999, compared to net income of $15.1 million for the same period of the prior year. Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge for merger costs, the Company would have had net income of $20 million for the nine months ended March 31, 1999.

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

In addition, the Company is aware of the potential for claims against it and other companies for damages arising from products and services that were not Year 2000 ready. The Company continues to believe that any such claims against it would be without merit.

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

                         Hyperion Solutions Corporation

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

MARKET RISKS

At March 31, 1999, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $35 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 1999, the decline in the fair value of the portfolio would not be material.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates with a minimal software licensing backlog. Therefore, quarterly revenues and operating results are quite dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's hiring plans, the scheduling of sales and marketing programs, new product development by the Company or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $101.6 million and $2.6 million, respectively, for the third quarter of fiscal 1999, and $107 million and $8.6 million, respectively, for the second quarter of fiscal 1999. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                         Hyperion Solutions Corporation

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1996, 1997 and 1998, and for the nine months ended March 31, 1999, the Company generated positive cash flow from operations of $42.9 million, $49.7 million, $87.6 million and $29.6 million (net of $17 million paid to date for merger costs), respectively.

Cash used by investing activities amounted to $22 million for the first three quarters of fiscal 1999, including $21 million primarily for purchases of computer equipment and software. On May 14, 1999, the Company acquired all of the outstanding shares of Sapling Corporation, the Toronto-based developer and marketer of business software for performance measurement and activity-based management. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price of $15.5 million, excluding contingent payments based on certain software sales targets for the year ending June 30, 2000, was allocated to identifiable assets and liabilities, based on their estimated fair values, and to goodwill. Under the purchase method of accounting, the results of operations of Sapling will be included in the Company's financial statements from the date of acquisition.

Financing activities in the first three quarters of fiscal 1999, including stock options exercised by employees and payments of indebtedness, generated cash of $9.6 million. In connection with the stock options exercised by certain of its employees (for a total of 817 thousand common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $2.4 million for the nine months ended March 31, 1999.

As of March 31, 1999, the Company had cash, cash equivalents and short-term investments of $273.2 million, working capital of $234.3 million, and $106.9 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures, excluding business acquisitions, of approximately $30 million for its 1999 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                         Hyperion Solutions Corporation

                           Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "`724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the `724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 8, 1996, Gentia Software filed its answer in the California action, including a counterclaim seeking to declare the `724 patent invalid. Gentia Software also filed a motion to dismiss, stay or transfer the action to Massachusetts, which the California court denied on December 12, 1996. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California.

On July 11, 1997, Gentia Software filed a request for reexamination of the `724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the `724 patent. Hyperion's response to this office action is due on May 31, 1999. On December 11, 1997, the Court ordered that the litigation will not be set for trial until after completion of the reexamination proceedings, but denied Gentia Software's request to stay the entire litigation. On February 27, 1998, Gentia Software filed a request for a second reexamination of the `724 patent with the PTO. On May 22, 1998, the PTO granted that request for reexamination. The reexamination proceedings are currently pending.

The fact discovery cut-off for this action was February 20, 1998, and the expert discovery cut-off was May 15, 1998. Discovery has been completed by both parties with the exception of three depositions that Hyperion will take of Gentia's expert witnesses. No additional written discovery can be propounded by either party, and no depositions can be noticed or subpoenaed. On September 11, 1998, the Court granted Hyperion's motion to vacate the stay of this action, and scheduled pre-trial proceedings, including a trial commencing on June 1, 1999. Pursuant to that schedule, on January 27, 1999, the Court held a claims construction hearing for the purpose of interpreting certain terms and phrases used in the claims of the '724 patent. An order has not yet been issued setting forth the Court's interpretation of those terms and phrases. The parties have been informed via teleconference with the Court's clerk that the June 1, 1999 trial date has been postponed, but no new date has been set.

                         Hyperion Solutions Corporation

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

On May 17, 1999, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated May 3, 1999. Such report is incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

EXHIBIT NO.  DESCRIPTION

   10.1      -  Employment Agreement with Stephen V. Imbler, dated
                February 23, 1999

   10.2      -  Employment Agreement with William B. Binch, dated February
                23, 1999

   10.3      -  Employment Agreement with William Clark, dated August 24,
                1998

   10.4      -  Amended & Restated Employment Agreement with James A.
                Perakis, dated January 1, 1999

The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1999.

                         Hyperion Solutions Corporation

                                   Form 10-Q

                for the three-month period ended March 31, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Hyperion Solutions Corporation




                          /s/ MICHAEL A. MANTO                           5/17/99
                          ------------------------------------------------------
                          Michael A. Manto                                  Date
                          Vice President and Corporate Controller




                          /s/ STEPHEN V. IMBLER                          5/17/99
                          ------------------------------------------------------
                          Stephen V. Imbler                                 Date
                          Senior Vice President and Chief
                          Financial Officer