Form 10-K405
period 1999-06-30
HYPERION SOLUTIONS CORP
filed 1999-09-28
CIK 1001113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         FOR THE TRANSITION PERIOD FROM
                            --------------------- TO
                             ---------------------.

                            ------------------------

                         COMMISSION FILE NUMBER 0-26934

                         HYPERION SOLUTIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       77-0277772
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

               1344 CROSSMAN AVENUE, SUNNYVALE, CALIFORNIA 94089
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (408) 744-9500

       Securities registered pursuant to Section 12(b) of the Act:  NONE

 Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, PAR
                                  VALUE $.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 15, 1999, there were 30,893,002 shares of the registrant's Common Stock, $.001 par value, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of September 15, 1999 was approximately $617 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, scheduled to be held on November 10, 1999, are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HYPERION SOLUTIONS CORPORATION

                                   FORM 10-K

                                    CONTENTS

                                                                        PAGE
                                                                        ----
Item  1.  Business....................................................    2
Item  2.  Properties..................................................   12
Item  3.  Legal Proceedings...........................................   12
Item  4.  Submission of Matters to a Vote of Security Holders.........   13
Item  5.  Market for the Registrant's Common Equity and Related          14
          Stockholder Matters.........................................
Item  6.  Selected Consolidated Financial Data........................   15
Item  7.  Management's Discussion and Analysis of Financial Condition    16
          and Results of Operations...................................
Item  8.  Reports of Independent Accountants and Auditors, Financial     24
          Statements and Supplementary Data...........................
Item  9.  Changes in and Disagreements with Accountants on Accounting    47
          and Financial Disclosure....................................
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and            47
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   47
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    47
          8-K ........................................................
Signatures............................................................   50

    For further information, refer to the Company's registration statement, amendment no. 2 to Form S-4
                       declared effective July 13, 1998.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1991, Hyperion Solutions Corporation (the "Company" or "Hyperion") develops, markets and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction processing applications, enterprise resource planning (ERP) and customer relationship management (CRM) packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, activity-based management, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by more than 6,000 organizations in more than 100 countries around the world. The Company is headquartered in Sunnyvale, California.

INDUSTRY BACKGROUND

     Organizations, including corporations, government and municipal organizations and non-profit institutions, generate significant amounts of data in the course of conducting ongoing business transactions within their accounting, manufacturing, human resources, and sales and marketing functions. To be useful to senior executives, managers and analysts, such transactional data must be extracted from a variety of financial and operational systems, analyzed using a sophisticated range of mathematical calculations, and then summarized and presented in a range of formats, from spreadsheets and specific financial report formats, to graphical web-based presentations, that are meaningful to multiple levels of business managers and knowledge workers throughout organizations. Because most organizations use multiple transactions systems throughout their global operations, integrating and delivering this enterprise data is critical.

     For most companies, existing transaction systems provide comprehensive processing capabilities. Yet, they do not provide even basic analytical capabilities, let alone provide a comprehensive picture of organizational performance. Those types of functions require specific analytic application software that interfaces with existing systems. The recognition that such analytic software is the next logical step in the evolution of corporate information systems has spawned an industry that will exceed $6 billion in the next five years, according to a range of industry analysts.

     Analytic application software offers a strategic framework to address business analysis requirements across the entire organization. This is in contrast to the tactical manner in which many organizations use isolated applications and standalone spreadsheets to address these requirements today. This broad analytic framework structures business processes and analysis in a consistent manner while delivering truly strategic end-user capabilities. This framework makes consistent data available to decision-makers who can then examine the organization's numbers, calculate new scenarios on the fly, drill into the granular detail, examine all possible strategies, model a variety of assumptions, and create strategic and operational plans.

     Analytic application software collects and integrates data from a wide range of sources including ERP and CRM systems, other packaged and internally developed transaction-processing systems, external data feeds, and data warehouses. Analytic application software extends the value of this data through sophisticated analytic processing and rapid delivery and presentation of accurate information to executives, managers, analysts, and other knowledge workers. Analytic applications, either packaged or custom-built using OLAP server technology and tools, help decision-makers quickly develop and revise plans to dramatically improve the effectiveness of the enterprise. Analytic applications support all aspects of the management cycle including reporting, analysis, modeling, and planning.

     Analytic applications, either packaged or custom-built using OLAP server technology and tools, help decision-makers answer a range of critical questions, such as:

GENERAL                                    SPECIFIC
- How can we best increase earnings?       - How can we best optimize our holiday
- What are our most profitable products      marketing promotions?
  and services?                            - How can we satisfy the demand for
- Who are our most profitable customers?   additional goods created by these
- How can we best align our ongoing          promotions?
  line-of-business operations with our     - How can we distribute these goods most
  long-term corporate objectives?          cost effectively?
                                           - How can we best predict the resulting
                                             increase in revenues and net income?

     Hyperion expects that the evolution of the analytic application software market will parallel that of the relational database market. The analytic application software market includes two significant segments: the "buy" market supported by packaged analytic applications, and custom built analytic applications supported by key analytic technologies that include OLAP servers, data and application integration technologies, and client-server and web-enabled reporting, analysis, presentation and application development tools. Enterprises demand both types of solution sets to accommodate their broad requirements. Companies today buy both ERP systems and relational database technologies; in the future they are expected to buy both packaged analytic applications and OLAP technologies.

     The Company believes that, as in the relational database market, applications drag technologies and create network effects. Network effects mean that the greater the number of solutions that are available on a platform, the exponentially more valuable that platform becomes to customers. To be successful in the analytic applications software market, companies must fully embrace partners and maximize the number of third party solutions available on these platforms.

     Hyperion's analytic platform is comprehensive and scalable and addresses the business analysis requirements of a workgroup, division or an extended enterprise.

STRATEGY

     Hyperion's objective is to build on its position as the leading provider of analytic application software products and services which includes OLAP server and tools, data and application integration technologies and packaged analytic applications. The Company intends to extend its leadership as a provider of cross-platform OLAP engine and tools technology by delivering robust product functionality, expanding its alliance network and basing its analytic applications and services on its OLAP technology. Hyperion intends to expand upon its leadership in packaged analytic applications through expanded functionality and technology, and enter new and emerging analytic application markets, including customer relationship management and e-business markets, always focusing on business analysis.

     The Company will continue to provide a comprehensive suite of worldwide consulting, training and support services that help its customers and partners implement, customize, enhance, support and extend its analytic platform. Hyperion is committed to a growing family of more than 350 alliance partners that deliver additional packaged analytic applications, data and application integration technologies, tools, and implementation and training services, all of which drive its OLAP platform as an industry standard, broaden its market reach and provide its customers with solutions that deliver flexibility and choice.

     Key elements of the Company's strategy include:

     Leverage Existing Market Leadership Position. The Company will continue to enhance the Hyperion Essbase OLAP Server and tools, and its data and application integration products to enable the Company and Hyperion alliance partners to create compelling suites of analytic applications across key market areas. The

Company believes that its complementary set of analytic application software products and services provides the complete, consistent results executives need to run their businesses. The Hyperion analytic platform provides a complete analytic software solution; it is open, scalable and cross-platform, and it focuses entirely on delivering analytic application solutions. The Company believes that its established strength in providing solutions places it in a strong position to market its applications to both new and existing customers. Hyperion Enterprise Performance Management (EPM) is a complete, open, and integrated suite of packaged analytic applications for maximizing business performance.

     Increase Focus and Penetration of Key Markets. The Company will focus its internal intellectual capital and leverage partners to provide best of breed solutions in the Company's strategic markets, including enterprise performance management, customer relationship management, e-business, data warehousing and enterprise OLAP. Hyperion alliance partners will also provide additional solutions for markets outside of the areas of the Company's market focus, i.e., human resource analytics and industry-specific solutions. The Company's key strength is its ability to provide a broad strategic platform, but at the same time, the Company intends to deliver specific domain expertise.

     Foster Strategic Relationships. To accelerate the adoption of the Company's analytic application software products, including packaged analytic applications and OLAP server technology and tools, Hyperion has established strategic relationships with many providers of data warehousing, OLAP tools, services, ERP, packaged applications, and platform products. The Company's strategic relationships include the following:

     - Application Partners include developers of enterprise packaged applications that integrate with Hyperion products to deliver planning, analysis and reporting solutions and/or developers of horizontal or vertical analytic applications such as budgeting, sales forecasting, demand planning or profitability analysis using Hyperion products.

     - Tools Partners include developers of products and technologies that integrate with the Hyperion product family for enterprise information delivery and analysis. These tools include query and reporting, application development, spreadsheets, visualization, statistics, mapping and systems management.

     - Data Integration Partners include developers of software that work with the Company to provide integration with data marts, data warehouses or packaged application suites such as ERP and customer relationship management packages.

     - Platform Partners manufacture and/or develop hardware platforms, operating systems, and relational databases supported by the Hyperion products.

     - Service Partners include system integrators, consulting and education partners that sublicense Hyperion products and provide services which may include systems planning, analysis, design, development, implementation, customization, and training services to the Company's customers and partners.

     - Distribution Partners include worldwide and territory-specific organizations that sell and support Hyperion products in a specific geography.

     Hyperion's alliance partners enhance the distribution channels for Hyperion products, and enhance and extend the Hyperion analytic platform by providing additional choices for Hyperion customers. More than 50 packaged analytic applications and more than 40 tools are available today from Hyperion alliance partners.

     Design for Ease of Implementation and Ease of Use. The Company's products are designed for an end-user role in maintenance, with minimal training. Application expertise is built into products and is also provided by the Company through consulting services. Following implementation, customers are able to operate self-sufficiently with trained administrators at headquarters locations and independent end-users at headquarters and at remote sites.

     Maintain Sales and Support Relationships. Unlike many other software companies, the Company licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including other technology and application software companies, and major accounting firms ("channel partners" or "alliance partners"). Hyperion and Hyperion alliance partners often provide installation and post-sale consulting support to build long-term customer relationships.

     Generate Follow-on Revenues. The Company generates revenues from existing customers through licensing for additional users, the introduction of new products and annual maintenance fees. In addition, sales of training and consulting services to existing customers represent a significant portion of the Company's total service revenues. Follow-on revenues leverage sales and marketing resources and strengthen the Company's relationships with its customers.

PRODUCTS AND SERVICES

     Hyperion and its alliance partners deliver the most complete and integrated suite of flexible, scalable and open analytic application software. With custom built or packaged solutions, Hyperion allows organizations to take existing computing infrastructure -- web data; data warehouses; ERP, customer relationship management, human resources management, and supply chain systems; information purchased from third parties; and information shared with business partners -- and leverage it all as one integrated resource. Hyperion and its partners offer a comprehensive suite of worldwide consulting, training, and support services that help customers implement, customize, enhance, and extend the Hyperion analytic platform. Over 50 third party web and client/server tools have been integrated with Hyperion Essbase, giving customers flexibility and choice in their information and application delivery platforms.

PRODUCTS

ENTERPRISE PERFORMANCE MANAGEMENT

     Hyperion Enterprise Performance Management is a complete, open, and integrated suite of packaged analytic applications for maximizing business performance. It provides companies with a powerful array of analytical capabilities to optimize the deployment of enterprise resources, communicate strategic goals, maximize operational efficiency, and streamline complex business planning and financial consolidation processes. Hyperion Enterprise Performance Management includes analytic applications for Business Planning; Financial Consolidation, Reporting and Analysis; Performance Measurement and Activity Based Management.

- Business Planning

     Hyperion Pillar is an advanced packaged analytic application for enterprise-wide budgeting, planning and forecasting. It increases the reliability, efficiency, and speed of combined bottom-up and top-down budgeting, encourages participation of line managers and business activity experts, and allows rapid response to changing conditions with immediate budget revisions and financial statements. Hyperion Pillar 4.5 features a new, open architecture that eases customization and integration with third-party business applications such as spreadsheets, enabling organizations to increase usage and decrease total cost of ownership.

- Financial Consolidation, Reporting and Analysis

     Hyperion Enterprise is an advanced packaged analytic application for financial consolidation, reporting and analysis. Hyperion Enterprise simplifies the collection, consolidation and reporting of financial results in global business environments, reduces the time organizations spend on these activities, and enhances financial analysis and planning capabilities. In each of the past three years, the Company derived more than 40% of its worldwide total revenues from Hyperion Enterprise licenses and related services.

     Hyperion Reporting is an end-user financial reporting solution for management and statutory reporting.

     Hyperion's Spider-Man(TM) Web Application is an easy-to-use tool that gives users fast, secure, read/write access to dynamic reports via the Internet or corporate Intranet.

- Performance Measurement

     Hyperion Performance Measurement is a packaged analytic application used to communicate organizational strategy and accountability while tracking progress towards business objectives. Organizations that deploy Hyperion Performance Measurement are able to bridge the gap between strategy and actions, engage a broader range of users and respond more proactively to changing business conditions. Hyperion Performance Measurement supports all leading performance measurement frameworks including the Balanced Scorecard.

- Activity Based Management

     Hyperion Activity Based Management is a leading activity-based management solution for optimizing the deployment of enterprise resources. Used by more than 300 organizations worldwide, Hyperion Activity Based Management is the first analytic application to combine activity-based costing, capacity planning, constraint checking, and scenario planning into one integrated, scalable enterprise solution. It delivers a comprehensive business-modeling environment that is applicable to a wide range of industries including manufacturing, processing, distribution, service, healthcare, government, education, and financial services.

DATA WAREHOUSE AND APPLICATION INTEGRATION TECHNOLOGIES

     Hyperion provides solutions to complement an organization's existing investment in data warehousing technologies and packaged enterprise applications. These solutions allow companies to support large volumes of data and large numbers of concurrent users; provide fast query-response times for iterative, speed-of-thought analyses; provide immediate access to historical, projected and derived data; create a multi-user read-write environment for "what-if" analysis and planning; leverage OLAP data marts in a data warehousing architecture to deliver greater business value to end users; and automate and manage the deployment of custom data marts across the enterprise. These products also leverage a company's investments in third party integration tools from software companies such as Ardent, Acta Technology, Decisionism, and Informatica.

     Hyperion Integration Server is a suite of graphical tools and scalable data integration services that reduces the time and expense to create, deploy, and manage OLAP applications from relational data sources.

     Hyperion Application Link is a suite of graphical application integration services that reduces the time and expense to integrate ERP systems, transaction-processing applications, data warehouses and other sources with packaged analytic applications.

ENTERPRISE OLAP

     Hyperion Essbase OLAP Server is a strategic platform optimized for enterprise management reporting, analysis, and planning applications. It supports multi-user read/write access, large-scale data capacity, robust analytical calculations, and sophisticated OLAP queries. Hyperion Essbase OLAP Server provides intuitive multidimensional data navigation, which reduces the time and effort involved in training new users, as well as consistent, rapid response times in network-centric computing environments. The Company derived approximately 31.2%, 21.8% and 17.5% of its worldwide total revenues from Hyperion Essbase OLAP Server licenses and related services in fiscal 1999, 1998 and 1997, respectively.

     Hyperion Wired for OLAP is an OLAP-centric presentation, analysis, and reporting tool suite that provides collaborative analytics, enterprise-wide deployability, and ease of use.

     Hyperion Objects is a family of OLAP-aware ActiveX controls for developing robust OLAP applications using leading integrated development environments such as Visual Basic and Visual C++.

     Hyperion Essbase Spreadsheet Add-in turns Microsoft Excel and Lotus 1-2-3 into tightly integrated Hyperion Essbase clients.

     Hyperion Web Gateway is a tool that allows developers to create scalable, thin-client applications with high-speed, interactive, read/write access to Hyperion Essbase over intranets, extranets, and the Internet for very large user communities.

     Crystal Info for Essbase is an end-user tool that integrates a leading production report writer, reporting server, and scheduling system with the power of Hyperion Essbase to deliver a strong enterprise reporting system for OLAP applications.

     Hyperion Essbase Application Programming Interface (API) is a comprehensive library of more than 300 Hyperion Essbase functions that lets professional software developers create custom OLAP applications. Over 40 third party tools have leveraged this API to integrate with Hyperion Essbase, including Alphablox, ArcPlan, Brio Technology, Business Objects, Cognos, Microsoft, Seagate, and SPSS.

SERVICES

     Hyperion believes that a high level of customer service is important to the successful marketing and sale of its products. The Company provides a comprehensive suite of worldwide training, consulting, and technical support services to implement, customize, and support its products. Consulting and training services are not included in software license fees, but are provided on a time and materials basis. Within the area of technical support, enhanced support offerings are not included in the software license fees. The customer's ability to select and customize the level of consulting, training, and technical support services to their needs permits the Company to provide high quality services on a profitable basis. Hyperion's services and support organization consisted of 588 employees as of June 30, 1999. Hyperion has also established a global network of partners who deliver implementation and training services.

     Under the terms of the Company's standard license agreement, customers, at their option, pay a maintenance fee annually. The annual fee charged to a customer is generally a fixed percentage of the then-current list prices for the licensed software used by the customer. This fee entitles customers to technical support, including telephone and web-based support, and to any updates and enhancements provided for their software.

SALES AND MARKETING

     Hyperion markets and sells its products in the United States, Canada, Europe and Asia through its direct sales force and worldwide through original equipment manufacturers (OEMs), value-added resellers (VARs), independent distributors and sales agents. The Company supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances and user group conferences. North American and European user conferences are held annually. This year's North American conference in Orlando drew more than 3,500 attendees and 400 partners. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to six months. Hyperion has dedicated sales, marketing and technical alliance resources designed to optimize its partner relationships. The direct sales force is compensated for sales made through indirect channel partners as well as direct sales to ensure appropriate cooperation with the Company's OEMs and VARs, independent distributors and sales agents. The Company has licensed its software to more than 6,000 organizations worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In the past three fiscal years, no one customer accounted for more than 10% of total revenues.

     Hyperion's sales and marketing organization consisted of 712 employees as of June 30, 1999. The Company has sales offices at its headquarters in Sunnyvale, California and in other U.S. and international locations including Amsterdam, Atlanta, Baltimore, Boston, Brussels, Calgary, Charlotte, Chicago, Cincinnati, Cleveland, Copenhagen, Dallas, Denver, Detroit, Frankfurt, Hong Kong, Hamburg, Houston, Linz, London, Los Angeles, Madrid, Manchester, Melbourne, Milan, Milwaukee, Minneapolis, Montreal, Munich, Newark, New York City, Ottawa, Paris, Philadelphia, Pittsburgh, Rome, San Diego, San Francisco, Sao Paolo, Seattle, Seoul, Singapore, Stamford, St. Louis, Stockholm, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. Product support and training are available as well through many of these locations.

     Hyperion has been able to leverage sales and marketing through its partnering strategy with indirect channel partners that distribute or resell the Company's products in their respective markets. The Company has license and distribution agreements with independent distributors and sales agents in Argentina, Australia,

Brazil, Egypt, Finland, Greece, Hungary, Israel, Japan, Korea, Mexico, New Zealand, Poland, Singapore, South Africa, Taiwan, Turkey and Switzerland, as well as other territories of North America, Europe and Asia. The distributors generally maintain sales and services personnel dedicated solely to the Company's products. The distribution agreements generally provide for the right to offer the Company's products within a territory, in return for royalties typically equal to 50% of license and renewal fees.

     Revenues derived from channel partners for fiscal 1999, 1998 and 1997 were 14%, 10.7% and 6.8% of total revenues, respectively. Hyperion's indirect channel partners include, but are not limited to: Arthur Andersen LLP; The Baan Company; Comshare, Incorporated; DoubleClick Inc.; Ernst & Young Technologies, Inc.; Fujitsu Limited; GEAC; International Business Machines Corporation; i2 Technologies, Inc.; KPMG LLP; Lawson Associates, Inc.; Mincom, Inc.; Mitsubishi Corporation; PeopleSoft, Inc.; ShowCase Corporation; and Walker Interactive Systems, Inc.

     In each of its 1999, 1998 and 1997 fiscal years, approximately 37.6%, 31.7% and 32.1%, respectively, of the Company's total revenues were derived from markets outside of the United States.

RESEARCH AND DEVELOPMENT

     To date, all of the Company's principal products have been developed by its internal staff except for initial versions of Hyperion Pillar, Hyperion Wired for OLAP, and Hyperion Performance Measurement and Hyperion Activity Based Management, which were acquired in connection with the Company's acquisitions of Pillar Corporation (November 1994), AppSource Corporation (December 1997) and Sapling Corporation (May 1999), respectively. When developing a new product or enhancement, the Company works closely with current and prospective customers to determine their requirements. A user product enhancement committee, comprised of representatives of certain Hyperion customers, meets quarterly and advises the Company of its priorities for product development and enhancement, as well as product support service.

     The Company's development efforts are focused on new products, as well as on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion Enterprise, Hyperion Essbase OLAP Server, Hyperion Enterprise Performance Management and Hyperion Pillar. As of June 30, 1999, the Company's product development was performed by 630 employees primarily located at its Silicon Valley, California; Stamford, Connecticut; Orlando, Florida and Toronto, Ontario facilities.

     During fiscal 1999, 1998 and 1997, the Company's research and development expenses, which are net of capitalized development costs, were $63.8 million, $49 million and $40 million, or 15%, 13% and 14.8% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain software development costs. During fiscal 1999, 1998 and 1997, the Company capitalized $1.8 million, $2.7 million and $4.8 million, respectively, or 2.7%, 5.2% and 10.7% of total research and development expenditures (excluding acquired in-process technology).

COMPETITION

     The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of planning, reporting and analysis software solutions and generally fall within three categories: (i) vendors of multidimensional database and analysis software; (ii) vendors of dedicated software applications for financial, marketing, sales and operational analytic software; and (iii) vendors of relational/OLAP database software. Hyperion also faces competition from a variety of analytic application vendors and software tool vendors, as well as from software developed by IT departments of potential customers. Many of the Company's existing and potential customers utilize legacy software developed internally for mainframes or minicomputers. The markets for client/server and internet/intranet-enabled corporate business analysis software are still emerging. As markets develop for products of the Company, additional competitors may enter or expand into those markets and competition may intensify.

     Hyperion has experienced, and it is anticipated that it will continue to experience, increased competition from current and potential competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Hyperion expects additional competition as other established and emerging companies enter into the enterprise software market and new products and technologies are introduced. In addition, as the Company develops and enhances its enterprise software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by indirect channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

     Hyperion's future success will depend in part upon the availability of third party tools and applications that address customer requirements and work with Hyperion's Essbase through the Hyperion Essbase API. Failure by third parties to support the Company's API, or failure by the Company to maintain, develop and market competitive analytic applications or to adopt industry standard APIs, if and when they emerge, could materially adversely affect the Company's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Hyperion's existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require the Company to reduce the price of its enterprise software and complementary products, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that Hyperion will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Hyperion currently has four United States patents, two foreign patents and a number of patent applications pending in the United States and abroad. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its contractual obligations. The provisions of source code may increase the likelihood of misappropriation by third parties.

     The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. The Company is engaged currently in litigation with Gentia Software concerning the enforcement and validity of U.S. Patent No. 5,359,724 (the "724 patent"). In addition, Gentia Software has filed two requests for reexamination of the '724 patent by the U.S. Patent and Trademark Office, both of which have been granted. The reexamination proceedings are currently pending. See "Item 3. Legal Proceedings."

     The Company relies upon certain software that it licenses from third parties, including software that is integrated with the Company's internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect the Company's business, operating results and financial condition. In addition, there can be no assurance that third parties will not claim infringement by the Company with respect to the Company's products or enhancements thereto.

     The Company distributes its products under software license agreements which grant customers a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. Generally, the Company does not provide end users with the source code for its products.

     Customers are billed an initial license fee for the software upon delivery and, subsequently, are billed an annual maintenance fee entitling them to routine support and product updates. This fee is typically calculated at a fixed percentage of the then-current list price of all licensed software used by the customer. The annual maintenance fee is optional; however, without payment, the licensee is entitled only to use the software in its then current form, without receiving future updates or product support. See "Services."

     Copyright 1999 Hyperion Solutions Corporation. All rights reserved. Hyperion, Essbase, Hyperion Pillar, Hyperion Reporting, LedgerLink, and Pillar are registered trademarks and the Hyperion Logo, Essbase-Ready, Hyperion Solutions, Hyperion Enterprise, Hyperion Essbase, Hyperion Objects, Hyperion Integration Server, HyperionReady, Hyperion Web Gateway, and See the Future First are trademarks of Hyperion Solutions Corporation. Wired for OLAP is a trademark of AppSource Corporation, a subsidiary of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners.

EMPLOYEES

     As of July 31, 1999, the Company employed a total of 2,148 employees, including 706 in marketing and sales, 1,236 in research and development, services and customer support, and 206 in management, administration and finance. None of the Company's employees is represented by a labor union.

     The executive officers of the Company are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Stephen V. Imbler......................  47    President, Chief Executive Officer and
                                               Chief Financial Officer
Mark J. Bilger.........................  40    Senior Vice President, Product
                                               Development
Stephen L. Fioretti....................  42    Vice President, Marketing

     Stephen Imbler is Hyperion's interim President and Chief Executive Officer, and Chief Financial Officer. Prior to the merger between Arbor Software and Hyperion Software, Imbler held the position of Vice President and CFO at Arbor Software for three years. In this role, his responsibilities included the management of Arbor's overall financial and administrative operations. Imbler joined Arbor Software in 1995 from Gupta. During his role at Gupta, he served as Senior Vice President of Finance and Operations, and CFO, responsible for managing the Company's finance, investor relations, human resources, MIS and manufacturing facilities. During his career, Imbler has held a variety of senior-level positions, including Vice President and CFO at Quick Response Services, Inc.; several executive positions at Oracle Corporation, including Vice President, U.S. Finance and Operations, and Vice President, Finance (Oracle Corporate); and Senior Tax Manager at Peat Marwick, San Francisco. Imbler received a master's degree in public accounting from the University of Texas, is a Certified Public Accountant and holds a bachelor's degree in music from Wichita State University.

     Mark Bilger serves as Senior Vice President, Product Development for Hyperion. In this position, Bilger is responsible for all product development and quality assurance operations. Prior to the merger between Arbor Software and Hyperion Software, Bilger held the position of Senior Vice President, Product Development for Hyperion Software since 1997. He is a founder and former board member of Advanced Software Development Center (ASDC) -- a leading software firm in Beijing, China. Bilger holds a bachelor's degree with high honors from Wheaton College. In addition, at IBM, Bilger was elected a permanent member of the Academy of Technology, IBM's highest technical body consisting of the top
0.1 percent of its programmers, engineers and scientists. In addition, he is a member of the Association for Computing Machinery (ACM) and the Institute for Electrical and Electronics Engineers (IEEE).

     Stephen Fioretti serves as Vice President, Marketing for Hyperion. In this position, Fioretti is responsible for the unified product family, business development, and global marketing initiatives. Fioretti joined Arbor Software in 1995 as Director of Alliances Marketing and most recently was Vice President, Alliance Marketing and Business Development. In this role, he was responsible for the Company's partner strategy and programs, and strategic initiatives and acquisitions. During his career, Fioretti has held a variety of senior-level marketing, sales and management positions, including Director of Channels position at Sybase, and a variety of marketing and sales management positions at Hewlett-Packard. Fioretti holds a bachelor's degree in economics from UC Davis and a master of business administration from UCLA.

     The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel. Hyperion's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. Hyperion has at times experienced and continues to experience difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales personnel. If Hyperion is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition. The Company has engaged an executive search firm in connection with recruitment of a successor Chief Executive Officer.

ITEM 2.  PROPERTIES

     Hyperion's principal administrative, sales and services, marketing, and research and development facilities are split primarily between two locations. The Company occupies approximately 100,000 square feet at its headquarters in Sunnyvale, California pursuant to a lease which expires in December 2002. The Company also owns and occupies approximately 230,000 square feet in Stamford, Connecticut. The Stamford site permits future expansion of approximately 300,000 square feet of additional space. The Company also leases office space throughout the world for its local sales and services needs. Hyperion believes that its existing facilities are adequate for its current needs; however, if additional space is needed in the future, Hyperion believes that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

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

     On July 11, 1997, Gentia Software filed a request for reexamination of the '724 patent with the United States Patent and Trademark Office (the "PTO"). On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed a request for a second reexamination of the '724 patent with the PTO. On May 22, 1998, the PTO granted that request for reexamination which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the '724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the Patent Office.

     Discovery has been completed by both parties with the exception of three depositions that Hyperion will take of Gentia's expert witnesses. No additional written discovery can be propounded by either party, and no depositions can be noticed or subpoenaed.

     On January 27, 1999, the Court held a claims construction hearing for the purpose of interpreting certain terms and phrases used in the claims of the '724 patent. On July 21, 1999, the Court issued an order tentatively construing the disputed terms and phrases of the '724 patent. This order is expressly not a final order and is subject to change if the Court so decides. A case management conference is presently scheduled for October 26, 1999 for the purpose of scheduling the case for trial.

     Hyperion believes that it has meritorious claims against Gentia Software and meritorious defenses against Gentia Software's claims that the '724 patent is invalid, and intends to pursue vigorously its claims and defend against Gentia Software's claims. The outcomes of the Gentia Software litigation and the patent reexamination proceedings are uncertain at this time and no assurance can be given that the outcome of the litigation will be in the Company's favor, or that the PTO will not declare the '724 patent invalid or narrow the scope of its claims. Management believes that the outcome of the Gentia Software litigation or the reexamination will not have a material adverse effect on the financial position of the Company. However, should the '724 patent be declared invalid or narrowed in scope, competitors may be able to implement the technology described in the '724 patent, which could result in increased competition. Increased competition could materially adversely affect the Company's future business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol HYSL. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the Nasdaq National Market.

------------------------------------------------------------------------------
FISCAL 1998:                                                  HIGH      LOW
------------------------------------------------------------------------------
  First quarter.............................................  $51     $33 3/4
  Second quarter............................................   53 1/4  27 3/16
  Third quarter.............................................   47 1/4  32 1/2
  Fourth quarter............................................   50 3/4  30 3/8
------------------------------------------------------------------------------
FISCAL 1999:                                                  HIGH      LOW
------------------------------------------------------------------------------
  First quarter.............................................  $40 1/2 $19 3/4
  Second quarter............................................   36 1/8  12
  Third quarter.............................................   21 7/16 12 1/4
  Fourth quarter............................................   18 1/4   9 7/8
------------------------------------------------------------------------------
FISCAL 2000:                                                  HIGH      LOW
------------------------------------------------------------------------------
  First quarter (through September 15th)....................  $24 3/8 $15 1/8

     As of September 15, 1999, the Company had 331 stockholders of record and approximately 10,500 beneficial holders of its common stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                                          FOR THE YEAR ENDED JUNE 30,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA
REVENUES
  Software licenses.........................  $205,991   $214,297   $151,202   $111,842   $ 88,253
  Maintenance and services..................   218,894    162,796    119,011     86,116     60,408
                                              --------   --------   --------   --------   --------
Total revenues..............................   424,885    377,093    270,213    197,958    148,661
                                              --------   --------   --------   --------   --------
COSTS AND EXPENSES
Cost of revenues:
  Software licenses.........................     7,799     10,335      7,866      5,486      4,707
  Maintenance and services..................   115,265     93,829     72,929     54,167     36,863
Sales and marketing.........................   164,913    133,124     96,009     69,544     51,405
Research and development....................    63,813     48,957     40,000     30,524     22,979
Acquired in-process technology..............                3,000                 2,000
General and administrative..................    38,500     35,557     23,807     19,091     13,542
Merger costs................................    19,473
Asset valuation and restructuring...........                           4,400
                                              --------   --------   --------   --------   --------
                                               409,763    324,802    245,011    180,812    129,496
                                              --------   --------   --------   --------   --------
OPERATING INCOME............................    15,122     52,291     25,202     17,146     19,165
Interest income.............................    11,029      5,031      3,430      2,252      1,659
Interest expense............................    (5,378)      (641)      (591)      (547)      (287)
                                              --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAXES..................    20,773     56,681     28,041     18,851     20,537
Provision for income taxes..................    12,800     21,924     10,337      6,516      8,024
                                              --------   --------   --------   --------   --------
NET INCOME..................................  $  7,973   $ 34,757   $ 17,704   $ 12,335   $ 12,513
                                              ========   ========   ========   ========   ========
EARNINGS PER SHARE
  Basic.....................................      $.26      $1.19       $.64       $.57       $.73
  Diluted...................................      $.26      $1.13       $.61       $.45       $.49
AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic.....................................    30,196     29,121     27,537     21,728     17,041
  Diluted...................................    30,855     30,770     29,261     27,544     25,352

CASH GENERATED BY OPERATING ACTIVITIES......  $ 43,159   $ 87,571   $ 49,703   $ 42,946   $ 30,032

                                                                    JUNE 30,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA
Cash and short-term investments.............  $271,856   $257,347   $ 95,910   $ 79,024   $ 48,312
Working capital.............................   230,910    218,033     72,480     59,518     38,818
Total assets................................   512,894    476,665    278,228    225,331    152,652
Deferred revenue............................    81,089     63,724     50,573     40,613     31,845
Total long-term debt........................   103,752    107,314      8,102      9,429      9,743
Stockholders' equity........................   240,776    213,225    155,609    124,309     74,011

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------------------------------------------------------------------------------

     Hyperion develops, markets and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction processing applications, enterprise resource planning (ERP) and customer relationship management packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, activity-based management, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by large organizations worldwide.

     Hyperion derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A maintenance fee entitling customers to routine support and product updates is billed annually. With operations in twenty-six countries, Hyperion licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including other technology and application software companies, and major accounting firms ("channel partners"). The Company includes in revenues its net share of revenues generated by distributors. In the event that an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

  REVENUES

                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------
                                             1999      CHANGE      1998      CHANGE      1997
                                           ----------------------------------------------------
                                                          (dollars in thousands)
Software licenses........................  $205,991     (3.9)%   $214,297     41.7%    $151,202
Percentage of total revenues.............      48.5%                 56.8%                 56.0%
-----------------------------------------------------------------------------------------------
Maintenance and services.................  $218,894     34.5%    $162,796     36.8%    $119,011
Percentage of total revenues.............      51.5%                 43.2%                 44.0%
-----------------------------------------------------------------------------------------------

     Software license revenues declined in fiscal 1999 primarily as a result of a decrease in the number of licenses sold (unit volume) versus, for example, price decreases. Moreover, due primarily to merger related activities, including sales-marketing execution issues, software sales were less than the Company plan, particularly in North America. During the December quarter, the two sales forces were integrated, sales territories were realigned, product links were announced and time was spent cross training the Company's sales representatives. The decline in sales productivity, caused by the necessary decision to combine and cross train the sales forces and other factors, occurred in the December quarter, continued through year end and will likely continue at least into the December 1999 quarter.

     In fiscal 1998, software license revenues rose primarily as a result of an increase in the number of licenses sold. Demand for the Company's OLAP server and tools, and packaged analytic application products was strong.

     The increase in service and annual maintenance revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Revenues, including export sales, generated from markets outside the United States for fiscal 1999, 1998 and 1997 were $159.9 million, $119.6 million and $86.7 million, or 37.6%, 31.7% and 32.1% of total revenues, respectively. Revenue growth was particularly strong in France, Italy and the Netherlands in fiscal 1999, and in Canada, Germany, Southeast Asia and the United Kingdom in fiscal 1998.

     Revenues derived from channel partners for fiscal 1999, 1998 and 1997 were 14%, 10.7% and 6.8% of total revenues, respectively.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective July 1, 1998, the Company adopted the SOP, as amended, and the impact on operating results for the fiscal year was not material. However, should the Company adopt new or change its current licensing practices, in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the accounting requirements of the SOP, as amended.

  COST OF REVENUES

                                                            YEAR ENDED JUNE 30,
                                             --------------------------------------------------
                                               1999      CHANGE     1998      CHANGE     1997
                                             --------------------------------------------------
                                                           (dollars in thousands)
Software licenses..........................  $  7,799    (24.5)%   $10,335     31.4%    $ 7,866
Gross profit percentage....................      96.2%                95.2%                94.8%
-----------------------------------------------------------------------------------------------
Maintenance and services...................  $115,265     22.8%    $93,829     28.7%    $72,929
Gross profit percentage....................      47.3%                42.4%                38.7%
-----------------------------------------------------------------------------------------------

     Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The nonrecurring increase in the cost of software license revenues in fiscal 1998 principally reflects royalty fees related to third-party software distributed by the Company in 1998.

     The increases in the cost of maintenance and service revenues are due primarily to additional staffing expense for both installation and ongoing support services.

  OPERATING EXPENSES

                                                            YEAR ENDED JUNE 30,
                                            ---------------------------------------------------
                                              1999      CHANGE      1998      CHANGE     1997
                                            ---------------------------------------------------
                                                          (dollars in thousands)
Sales and marketing.......................  $164,913     23.9%    $133,124     38.7%    $96,009
Percentage of total revenues..............      38.8%                 35.3%                35.5%
-----------------------------------------------------------------------------------------------
Research and development..................  $ 63,813     30.3%    $ 48,957     22.4%    $40,000
Percentage of total revenues..............      15.0%                 13.0%                14.8%
-----------------------------------------------------------------------------------------------
General and administrative................  $ 38,500      8.3%    $ 35,557     49.4%    $23,807
Percentage of total revenues..............       9.1%                  9.4%                 8.8%
-----------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
     For the most part, the increase in sales and marketing expenses in fiscal 1999 was due to a net increase in sales-marketing personnel. In 1998, sales and marketing expenses rose for the same reason and, as well, due to an increase in commission costs directly associated with the increase in software license revenues.

     The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In fiscal 1999, 1998 and 1997, the Company capitalized $1.8 million, $2.7 million and $4.8 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 2.7%, 5.2% and 10.7% of total research and development expenditures (excluding acquired in-process technology). Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

     In December 1997, the Company acquired all of the outstanding shares of AppSource Corporation, the Florida-based developer of Hyperion WIRED for OLAP, a presentation, analysis and query tool that works with the Hyperion Essbase OLAP Server. The total acquisition price of $6.7 million was funded from a combination of the Company's existing working capital and newly issued common stock. Approximately $3 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the quarter ended March 31, 1998. The charge resulting from in-process technology is not deductible for income tax purposes. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of AppSource are included in the accompanying financial statements from the date of acquisition.

     The increase in general and administrative expenses resulted, for the most part, from increases in personnel and professional services costs incurred to manage and support the growth of the Company's overall operations. Also, the increase in 1999 is net of the $1.2 million charge incurred in the first quarter of 1998 for additional support required by certain accounting product customers.

     The merger of Arbor Software Corporation (former name of the Company) and Hyperion Software Corporation was completed on August 24, 1998. The Company's financial statements have been restated for all periods presented to reflect the business combination, which was accounted for as a pooling of interests. The Company charged $19.5 million, $17.4 million after taxes, to operations for nonrecurring merger costs incurred. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $5.6 million associated with combining the operations of the two companies, including $3.4 million for restructuring (more specifically, $1.9 million for the closing of duplicate offices, employee severance and relocations) and the write down of certain intangible assets. For further details of the merger, see Note B of the accompanying financial statements.

     On July 1, 1997, the Company joined forces with The Baan Company, a leading provider of enterprise-wide business management software to companies requiring manufacturing capabilities, engaging Baan to remarket certain Hyperion products and establishing a two-year joint venture development effort for accounting products. The definitive alliance is intended to leverage Baan's expertise in complex transactional Enterprise Resource Planning solutions and Hyperion's command of corporate financial planning, reporting and performance analysis. Under this alliance, as a Hyperion channel partner, Baan pays sales royalties to the Company. Hyperion incurred charges in its June 1997 quarter of $4.4 million for asset valuation and restructuring costs related to the joint development agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
  INTEREST INCOME AND EXPENSE

                                                              YEAR ENDED JUNE 30,
                                                -----------------------------------------------
                                                 1999      CHANGE     1998     CHANGE     1997
                                                -----------------------------------------------
                                                            (dollars in thousands)
-----------------------------------------------------------------------------------------------
Interest income...............................  $11,029    119.2%    $5,031     46.7%    $3,430
-----------------------------------------------------------------------------------------------
Interest expense..............................  $(5,378)   739.0%    $ (641)     8.5%    $ (591)
-----------------------------------------------------------------------------------------------

     Net interest income grew in fiscal 1999 due to the increase in cash available for investment, resulting from the issuance in March 1998 of $100 million of 4.5% convertible subordinated notes and from operations. Growth in the prior year was due to the increase, from operations, in cash available for investment.

  PROVISION FOR INCOME TAXES

     Excluding the impact of merger costs in fiscal 1999 and the write-off of acquired in-process technology in fiscal 1998, the Company's effective income tax rate has remained substantially unchanged at approximately 37%.

  NET INCOME

     As a result of the above factors, net income for 1999 decreased to $8 million, or by 77.1%, from $34.8 million for 1998. Net income increased 96.3% in 1998, from $17.7 million for 1997. Excluding the nonrecurring charges, the Company would have had net income of $25.4 million, $37.8 million and $20.5 million for the years ended June 30, 1999, 1998 and 1997, respectively.

     To date, the overall impact of inflation on the Company has not been material.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires all derivative instruments (such as most foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants) to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (fair value hedges), hedges of variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges are unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are to be included in earnings in the period of the change. Statement 133, as amended, is effective for the Company beginning in fiscal 2001, and the Company has not yet determined the impact, if any, the adoption of the statement will have on its financial statements.

  RISK FACTORS, INCLUDING YEAR 2000 COMPLIANCE AND QUARTERLY FINANCIAL
INFORMATION

     Except for the historical information contained in this report on Form 10-K, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed in the following paragraphs of this section; whether the process of effecting the Arbor Software/Hyperion Software business combination can be effectively managed to realize the synergies anticipated to result therefrom; whether the merger itself causes uncertainty in the marketplace or customer hesitation; the impact of competitive products and pricing; and whether the process of effecting the Company's acquisition of Sapling Corporation can be effectively managed to realize the synergies anticipated to result therefrom. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
this Annual Report, and in the Company's proxy statement included in Form S-4 filed with the Securities and Exchange Commission on June 18, 1998, as amended. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

  State of Readiness of the Company's Year 2000 Issues

     The Company continues to assess both the readiness of its internal business information systems for handling the Year 2000 and the compliance of products sold by the Company. The Company has had to modify and/or replace portions of its internal business information systems so that the systems will function properly with respect to dates in the Year 2000 and beyond.

     The Company believes that all current versions of its products are Year 2000 compliant. However, prior versions of certain of these products currently installed at certain customer sites will require upgrading or other modifications to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by these customers to achieve Year 2000 compliance. However, there can be no assurance that these customers will not assert claims against the Company with respect to Year 2000 issues and, in the event such claims are asserted and adjudicated in favor of these customers, the Company's liability could be material. The Company is taking steps to identify affected customers, raise customer awareness related to noncompliance of certain of the Company's older products and assist its customers in assessing their risks. The Company may incur increasing costs regarding customer satisfaction related to these actions over the next few years. Since the Company's customer satisfaction programs are currently ongoing, the scope of any resulting Year 2000 issues is not fully known and potential liability resulting from these issues is unclear, and the potential impact on the Company's business, operating results and financial condition with respect to these matters is not known at this time.

     The Company's Hyperion accounting software, a product set formerly offered by the Company, was not originally Year 2000 compliant. The Company is aware of a limited number of customers who continue to use this product set. The Company was obligated under its agreements with certain of these customers to provide upgrades to this product set which are Year 2000 compliant. Beginning in the quarter ended December 1998, the Company made available and to date has delivered to these customers a Year 2000 compliant release of its accounting software. The Company has also made available to these customers a migration path to a product offered pursuant to the Company's alliance with Baan/Coda, which the Company believes is Year 2000 compliant. However, there can be no assurance that such product is Year 2000 compliant. The Company does not expect the cost associated with this compliance effort, including planning, implementation and testing, to be material to its financial condition, although there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its compliance obligations. Such unanticipated costs, if incurred, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has had discussions with and received compliance information from its significant vendors, service providers and large customers to evaluate Year 2000 issues, if any, relating to the interaction of their systems with the Company's internal systems. The Company has gathered written compliance information from a large majority of these third parties and has received information on all relevant outside system dependencies. At this time, after having carefully reviewed the compliance data relating to these third parties

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
and their interaction with the Company, and based on discussions with some of the other third parties, the Company has achieved a sufficient level of Year 2000 compliance regarding these dependencies without incurring significant costs. However, a failure by these third parties to address adequately their Year 2000 readiness could have a material adverse affect on the Company's business, operating results or financial condition.

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

MARKET RISKS

     At June 30, 1999, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $38.3 million (see Notes A and C of the accompanying financial statements). The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 1999, the decline in the fair value of the portfolio would not be material.

     The Company's long-term debt bears interest, for the most part, at a fixed rate (see Note G of the accompanying financial statements) and, therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact the Company's financial statements.

     Approximately one-third of the Company's sales, cost of sales and marketing is transacted in local currencies. As a result, the Company's operations from markets outside the United States are subject to foreign exchange rate fluctuations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FACTORS THAT MAY AFFECT FUTURE RESULTS

     Generally, the Company operates with a nonmaterial amount of software licensing backlog; however, it had a backlog of approximately $15 million at June 30, 1999, which sales were completed in the September 1999 quarter upon shipment of product to customers. Nonetheless, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to retain qualified personnel, its overall hiring plans, the scheduling of sales and marketing programs, new product development by the Company, its channel partners or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

     The following table sets forth certain unaudited operating results for each of the Company's eight most recent fiscal quarters. This information has been prepared by the Company on the same basis as its audited financial statements appearing elsewhere in this Annual Report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Company's audited financial statements and notes thereto. The Company's operating results for any one quarter or series of quarters are not necessarily indicative of results for any future period.

                                                                           QUARTER ENDED
                                   ---------------------------------------------------------------------------------------------
                                   JUNE 30,     MARCH 31,   DEC. 31,   SEPT. 30,     JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                                     1999         1999        1998       1998          1998       1998        1997       1997
                                   ---------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            (UNAUDITED)
Total revenues...................  $111,399     $101,646    $106,958   $104,882      $124,077    $88,764    $87,237     $77,015
Operating income (loss)..........     9,657(a)     2,924      12,124     (9,583)(a)    29,779      5,842      9,180       7,490
Net income (loss)................     6,679(a)     2,579       8,648     (9,933)(a)    19,667      3,371      6,468       5,251
Diluted earnings (loss) per
  share..........................       .22(a)       .08         .28       (.33)(a)       .63        .11        .21         .17

---------------
(a) Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge accrued in the September quarter for merger costs and the related $(2.3) million ($(1.3) million after tax) credit recorded in the June quarter, the Company would have had operating income of $12.2 million and $7.3 million, and net income of $8.8 million and $5.4 million or $.28 and $.17 per pro forma diluted share, for its first quarter ended September 30, 1998 and its fourth quarter ended June 30, 1999, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1999, 1998 and 1997, the Company generated positive cash flow from operations of $43.2 million, $87.6 million and $49.7 million, respectively.

     Cash used by investing activities amounted to $44.5 million for fiscal 1999, including $24.4 million primarily for purchases of computer equipment and software. On May 14, 1999, the Company acquired all of the outstanding shares of Sapling Corporation, the Toronto-based developer and marketer of business software for performance measurement and activity-based management. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price of $15.4 million, excluding contingent payments based on certain software sales targets for the year ending June 30, 2000, was allocated to identifiable assets and liabilities, based on their estimated fair values, and to goodwill. Under the purchase method of accounting, the results of operations of Sapling are included in the Company's financial statements from the date of acquisition. Pro forma statement of income data as if the acquisition had occurred on July 1, 1997 is not shown, as it would not differ significantly from reported results.

     Financing activities in fiscal 1999, including stock options exercised by employees and payments of indebtedness, generated cash of $14.7 million. In connection with the stock options exercised by certain of its employees (for a total of 1,268,000 common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $2.9 million for the year ended June 30, 1999.

     As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $271.9 million, working capital of $230.9 million, and $103.8 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $30 million for its 2000 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

ITEM 8. REPORTS OF INDEPENDENT ACCOUNTANTS AND AUDITORS, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Hyperion Solutions Corporation

     In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Hyperion Software Corporation, which statements reflect total revenues of $222,830,000 for the year ended June 30, 1997. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Hyperion Software Corporation, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 20, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of Hyperion Software Corporation

     We have audited the consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of Hyperion Software Corporation and subsidiaries for the year ended June 30, 1997 (not presented separately herein). Our audit also included Schedule II of Hyperion Software Corporation and subsidiaries for the year ended June 30, 1997 (not presented separately herein) which is included in the related schedule of Hyperion Solutions Corporation. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hyperion Software Corporation and subsidiaries for the year ended June 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule of Hyperion Software Corporation and subsidiaries referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Stamford, Connecticut
July 17, 1997

                         HYPERION SOLUTIONS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                                    JUNE 30,
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $233,515    $221,868
  Short-term investments....................................    38,341      35,479
  Accounts receivable -- net of allowances of $11,800 and
     $8,892.................................................   110,744      98,760
  Prepaid expenses and other current assets.................     6,290       7,605
  Deferred income taxes.....................................    10,386      10,447
                                                              --------    --------
TOTAL CURRENT ASSETS........................................   399,276     374,159

  Property and equipment -- at cost, less accumulated
     depreciation and amortization of $65,444 and $54,247...    75,456      76,142
  Acquired technologies, goodwill and other intangible
     assets -- at cost, less accumulated amortization of
     $17,186 and $19,359....................................    26,522      18,318
  Other assets..............................................    11,640       8,046
                                                              --------    --------
  Total assets..............................................  $512,894    $476,665
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 55,012    $ 44,216
  Accrued employee compensation and benefits................    29,920      31,915
  Income taxes payable......................................     2,345      16,271
  Deferred revenue..........................................    81,089      63,724
                                                              --------    --------
TOTAL CURRENT LIABILITIES...................................   168,366     156,126

Long-term debt..............................................   103,752     107,314

COMMITMENTS AND CONTINGENCIES -- Note H

Stockholders' equity:
  Preferred stock -- $.001 par value; 5,000 shares
     authorized; none issued
  Common stock -- $.001 par value; 300,000 shares
     authorized; 30,842 and 29,574 shares issued and
     outstanding............................................        31          30
  Additional paid-in capital................................   153,545     135,172
  Retained earnings.........................................    90,917      80,058
  Currency translation adjustments..........................    (3,717)     (2,035)
                                                              --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................   240,776     213,225
                                                              --------    --------
Total liabilities and stockholders' equity..................  $512,894    $476,665
                                                              ========    ========

See accompanying notes.

                         HYPERION SOLUTIONS CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except per share data)

                                                                   YEAR ENDED JUNE 30,
                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUES
  Software licenses........................................  $205,991    $214,297    $151,202
  Maintenance and services.................................   218,894     162,796     119,011
                                                             --------    --------    --------
Total revenues.............................................   424,885     377,093     270,213
                                                             --------    --------    --------
COSTS AND EXPENSES
Cost of revenues:
  Software licenses........................................     7,799      10,335       7,866
  Maintenance and services.................................   115,265      93,829      72,929
Sales and marketing........................................   164,913     133,124      96,009
Research and development...................................    63,813      48,957      40,000
Acquired in-process technology.............................                 3,000
General and administrative.................................    38,500      35,557      23,807
Merger costs...............................................    19,473
Asset valuation and restructuring..........................                             4,400
                                                             --------    --------    --------
                                                              409,763     324,802     245,011
                                                             --------    --------    --------
OPERATING INCOME...........................................    15,122      52,291      25,202

Interest income............................................    11,029       5,031       3,430
Interest expense...........................................    (5,378)       (641)       (591)
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES.................................    20,773      56,681      28,041

Provision for income taxes.................................    12,800      21,924      10,337
                                                             --------    --------    --------
NET INCOME.................................................  $  7,973    $ 34,757    $ 17,704
                                                             ========    ========    ========
EARNINGS PER SHARE
  Basic....................................................      $.26       $1.19        $.64
  Diluted..................................................      $.26       $1.13        $.61
AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic....................................................    30,196      29,121      27,537
  Diluted..................................................    30,855      30,770      29,261

See accompanying notes.

                         HYPERION SOLUTIONS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                             COMMON STOCK
                                            ---------------    ADDITIONAL                 CURRENCY
                                                       PAR      PAID-IN      RETAINED    TRANSLATION
                                            SHARES    VALUE     CAPITAL      EARNINGS    ADJUSTMENTS
                                            ------    -----    ----------    --------    -----------
Balance at June 30, 1996..................  27,040     $27      $ 97,218     $27,597       $  (533)
  Exercise of stock options...............   1,407       1        10,456
  Income tax benefit from exercise of
     stock options........................                         3,951
  Currency translation effect.............                                                    (812)
  Net income..............................                                    17,704
                                            ------     ---      --------     -------       -------
Balance at June 30, 1997..................  28,447      28       111,625      45,301        (1,345)
  Exercise of stock options...............   1,031       2        13,158
  Income tax benefit from exercise of
     stock options........................                         7,189
  Issuance of common stock in connection
     with a business acquisition..........      96                 3,200
  Currency translation effect.............                                                    (690)
  Net income..............................                                    34,757
                                            ------     ---      --------     -------       -------
Balance at June 30, 1998..................  29,574      30       135,172      80,058        (2,035)
  Exercise of stock options...............   1,268       1        15,508
  Income tax benefit from exercise of
     stock options........................                         2,865
  Credit reflecting change in fiscal
     year.................................                                     2,886
  Currency translation effect.............                                                  (1,682)
  Net income..............................                                     7,973
                                            ------     ---      --------     -------       -------
BALANCE AT JUNE 30, 1999..................  30,842     $31      $153,545     $90,917       $(3,717)
                                            ======     ===      ========     =======       =======

                            ------------------------

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Net income............................................  $ 7,973    $34,757    $17,704
Currency translation adjustments, net of tax..........   (1,009)      (414)      (512)
                                                        -------    -------    -------
COMPREHENSIVE INCOME..................................  $ 6,964    $34,343    $17,192
                                                        =======    =======    =======

See accompanying notes.

                         HYPERION SOLUTIONS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                   YEAR ENDED JUNE 30,
                                                               1999        1998        1997
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net income.................................................  $  7,973    $ 34,757    $ 17,704
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization.........................    33,963      28,616      23,338
     Asset valuation and restructuring charges.............                             4,142
     Accounts receivable allowance provisions..............     8,382       5,113       2,884
     Deferred income taxes.................................    (4,192)     (5,364)     (5,943)
     Acquired in-process technology........................                 3,000
     Credit reflecting change in fiscal year...............     2,886
     Changes in operating assets and liabilities:
       Accounts receivable.................................   (19,138)    (25,875)    (20,413)
       Prepaid expenses and other assets...................     2,568      (2,962)       (539)
       Accounts payable and accrued expenses...............     4,880      24,327       9,174
       Income taxes payable................................   (10,891)     12,808       9,397
       Deferred revenue....................................    16,729      13,151       9,959
                                                             --------    --------    --------
Cash provided by operating activities......................    43,160      87,571      49,703
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of short-term investments, net...................    (2,862)    (12,275)      2,761
Purchases of property and equipment........................   (24,376)    (28,355)    (27,527)
Intangible and other assets................................    (1,879)     (2,725)     (6,356)
Business acquisitions......................................   (15,395)     (2,965)     (7,104)
                                                             --------    --------    --------
Cash used by investing activities..........................   (44,512)    (46,320)    (38,226)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Issuance of convertible subordinated notes, net............                97,000
Principal payments on notes payable........................      (827)     (1,292)     (1,419)
Exercise of stock options by employees.....................    15,508      12,893      10,401
                                                             --------    --------    --------
Cash provided by financing activities......................    14,681     108,601       8,982

Effect of exchange rate changes............................    (1,682)       (690)       (812)
                                                             --------    --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS......................    11,647     149,162      19,647
Cash and cash equivalents at beginning of year.............   221,868      72,706      53,059
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $233,515    $221,868    $ 72,706
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH ACTIVITIES
  Cash paid during the year for:
     Income taxes..........................................  $ 29,087    $ 14,205    $  6,876
     Interest..............................................     4,871         420         568
  Common stock issued in connection with a business
     acquisition...........................................                 3,200

See accompanying notes.

                         HYPERION SOLUTIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS

     Hyperion Solutions Corporation (the "Company" or "Hyperion") develops, markets and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction processing applications, enterprise resource planning (ERP) and customer relationship management packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, activity-based management, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by large organizations worldwide.

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. The related revenues, costs and expenses are translated at average rates of exchange prevailing during the reporting period. The resulting adjustments are charged or credited to stockholders' equity. Translation adjustments relating to operations abroad that are generally dependent on funding from the Company's U.S. operations are included in the statement of income.

  Revenue Recognition

     Software license revenues are recognized upon execution of the license agreement and delivery of the software. In all cases, however, collection of any related receivable must be probable and no significant post-contract obligations of the Company shall be remaining. Otherwise, software license fees are deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine support and product updates are recognized ratably over the term of the license agreement, which is typically twelve months. Training and consulting service revenues are recognized as the services are performed. Allowances for estimated future returns and discounts are provided upon recognition of revenues.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective July 1, 1998, the Company adopted the SOP, as amended, and the impact on operating results for the fiscal year was not material. However, should the Company adopt new or change its current licensing practices, in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the accounting requirements of the SOP, as amended.

  Equity Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company generally prices its stock options at fair market value on the date of grant and, therefore, under Opinion 25, no compensation expense is recognized for stock options granted.

                         HYPERION SOLUTIONS CORPORATION

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Current Assets and Liabilities

     The Company considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents and those with remaining terms greater than three months but no more than a year are considered short-term investments. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations. All of the Company's short-term investments are classified as available-for-sale (see Note C).

     All current assets and current liabilities, because of their short-term nature, are stated at cost, which approximates market value. The fair value of the Company's 4.5% convertible subordinated debt was approximately $71.4 million at June 30, 1999 based on quoted market price. The carrying amount of the Company's mortgage loan, which provides for interest at a floating rate, approximates market value (see Note G).

  Intangible Assets

     The carrying value of intangible assets is reviewed by management if and when the facts and circumstances suggest that the value(s) may be impaired. If this review indicates that the carrying amount(s) will not be recoverable, as determined based on the undiscounted cash flows attributable to such asset(s) over the remaining amortization period, management will reduce the carrying amount by the estimated shortfall of cash flows.

     The Company begins capitalizing product development costs, principally wages and contractor fees, only after establishing commercial and technical viability. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues for the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s); generally such deferred costs are amortized over three years. Amortization commences when the product is available for general release to customers.

  Depreciation/Amortization

     Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the applicable assets.

  Income Taxes

     The Company provides for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes).

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per

                         HYPERION SOLUTIONS CORPORATION

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share data):

                                                             YEAR ENDED JUNE 30,
                                                         1999       1998       1997
                                                        -------    -------    -------
Numerator -- net income...............................  $ 7,973    $34,757    $17,704
                                                        =======    =======    =======
Denominator for basic EPS -- weighted-average
  shares..............................................   30,196     29,121     27,537
  Effect of dilutive securities:
     Stock option rights..............................      659      1,649      1,724
                                                        -------    -------    -------
Denominator for diluted EPS -- adjusted
  weighted-average shares and assumed conversions.....   30,855     30,770     29,261
                                                        =======    =======    =======
Basic earnings per share..............................     $.26      $1.19       $.64
Diluted earnings per share............................     $.26      $1.13       $.61

     Excluding the $19.5 million ($17.4 million after tax) nonrecurring charge for merger costs, the Company would have had net income for the year ended June 30, 1999 of $25.4 million or $.82 per diluted share. Because their effect would be antidilutive, certain stock option rights for 3.8 million common shares were excluded from the diluted EPS calculation for the year ended June 30, 1999. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 (see Note G) have been excluded from the diluted EPS calculation.

  Comprehensive Income

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which established the standards for reporting and display of comprehensive income and its components as part of a complete set of financial statements. Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners.

  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires all derivative instruments (such as most foreign currency and interest rate swaps, options, forwards, futures, collars, and warrants) to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (fair value hedges), hedges of variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. Though the accounting treatment and criteria for each of the three types of hedges is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the criteria of one of these three categories of hedges are to be included in earnings in the period of the change. Statement 133, as amended, is effective for the Company beginning in fiscal 2001, and the Company has not yet determined the impact, if any, the adoption of the statement will have on its financial statements.

                         HYPERION SOLUTIONS CORPORATION

B. BUSINESS COMBINATIONS AND STRATEGIC ALLIANCE

     On May 14, 1999, the Company acquired all of the outstanding shares of Sapling Corporation, the Toronto-based developer and marketer of business software for performance measurement and activity-based management. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price of $15.4 million, excluding contingent payments based on certain software sales targets for the year ending June 30, 2000, was allocated to identifiable assets and liabilities, based on their estimated fair values, and to goodwill. Under the purchase method of accounting, the results of operations of Sapling are included in the Company's financial statements from the date of acquisition. Pro forma statement of income data as if the acquisition had occurred on July 1, 1997 is not shown, as it would not differ significantly from reported results.

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

     Hyperion Software had a fiscal year end of June 30, while Arbor used a March 31 year end. In connection with the merger, the Company changed its fiscal year end from March 31 to June 30 and, accordingly, the accompanying statement of income, labeled June 30, 1998 and 1997, reflects the combination of the separate, historical annual financial statements of Arbor Software and Hyperion Software for each of the two years in the periods ended March 31, 1998 and June 30, 1998, respectively. The balance sheet at June 30, 1998 has been derived from the combination of the audited financial statements of Hyperion Software at that date and the audited financial statements of Arbor Software as of March 31, 1998. Accordingly, the exclusion of Arbor's net income for the three months ended June 30, 1999 from stockholders' equity has been adjusted by a $2.9 million credit to retained earnings recorded in the three-month period ended September 30, 1998.

     For the pre-merger periods indicated, revenues and net income of the Company and Hyperion Software are as follows (in thousands):

                                                         YEAR ENDED JUNE 30,
                                                           1998        1997
                                                         --------    --------
Revenues
  Hyperion Software....................................  $294,856    $222,830
  Arbor Software.......................................    82,237      47,383
                                                         --------    --------
                                                         $377,093    $270,213
                                                         ========    ========
Net income
  Hyperion Software....................................  $ 27,841    $ 11,878
  Arbor Software.......................................     6,916       5,826
                                                         --------    --------
                                                         $ 34,757    $ 17,704
                                                         ========    ========

     The Company incurred charges to operations related to the merger of $19.5 million. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $5.6 million associated with combining the operations of the two companies, including $3.4 million for restructuring (more specifically, $1.9 million for the closing of duplicate offices, employee severance and

                         HYPERION SOLUTIONS CORPORATION

B. BUSINESS COMBINATIONS AND STRATEGIC ALLIANCE (CONTINUED) relocations) and the write down of certain intangible assets. Included in accounts payable and accrued expenses at June 30, 1999 are unpaid merger costs of $.5 million.

     In December 1997, the Company acquired all of the outstanding shares of AppSource Corporation, the Florida-based developer of Hyperion WIRED for OLAP, a presentation, analysis and query tool that works with the Hyperion Essbase OLAP Server. Consideration for this purchase was $3.2 million in cash and .1 million shares of the Company's common stock. The total value attributed to the common stock issued by the Company was $3.2 million. The Company also incurred $.3 million in transaction costs. The acquisition was recorded under the purchase method of accounting and, accordingly, the results of operations of AppSource are included in the accompanying financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair market values as determined by the Company at the date of acquisition, as summarized below (in thousands):

Cash and other current assets...............................    $  715
In-process technology.......................................     3,000
Goodwill and other intangible assets........................     3,000
Current liabilities assumed.................................       (65)
                                                                ------
                                                                $6,650
                                                                ======

     The amounts allocated to technology were estimated using a risk adjusted income approach applied to specifically identified technologies. In-process technology was expensed upon acquisition because technological feasibility had not been established and no alternative future uses existed. Amounts allocated to goodwill and other intangible assets, primarily existing technology, are being amortized on a straight-line basis over four years. Pro forma disclosure giving effect to the AppSource acquisition as if it had occurred at the beginning of fiscal 1997 has not been presented since the effect of the acquisition is not material to the Company's results of operations for either fiscal 1998 or 1997.

     On July 1, 1997, the Company joined forces with The Baan Company, a leading provider of enterprise-wide business management software to companies requiring manufacturing capabilities, engaging Baan to remarket certain Hyperion products and establishing a two-year joint venture development effort for accounting products. The definitive alliance is intended to leverage Baan's expertise in complex transactional Enterprise Resource Planning solutions and Hyperion's command of corporate financial planning, reporting and performance analysis. Under this alliance, as a Hyperion channel partner, Baan pays sales royalties to the Company. Hyperion incurred charges in its June 1997 quarter of $4.4 million for asset valuation (write-off of certain capitalized software costs, $3.5 million) and restructuring (employee and officer severance, and customer and professional services) costs related to the joint development agreement.

     In July 1996, the Company acquired the exclusive distribution and service rights to its corporate budgeting product in Belgium, France and the United Kingdom for $7.6 million. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to identifiable intangible assets based on their estimated fair values. The net operating results of the acquired business from the date of purchase are included in the accompanying statement of income. Pro forma statement of income data as if the acquisition had occurred on July 1, 1996 is not shown, as it would not differ significantly from reported results.

                         HYPERION SOLUTIONS CORPORATION

C. SHORT-TERM INVESTMENTS

     The following table sets forth the Company's short-term investment portfolio at June 30:

                                                                1999        1998
                                                              --------    --------
                                                                 (in thousands)
State and municipal bonds...................................  $  6,245    $  8,000
U.S. government and agency obligations......................     4,999      10,777
Corporate bonds.............................................    26,092      12,254
Foreign debt securities.....................................     1,005       4,448
                                                              --------    --------
                                                              $ 38,341    $ 35,479
                                                              ========    ========

     The portfolio of securities is classified as available-for-sale. Gross realized gains and losses from the sale of such securities were not material for the years ended June 30, 1999, 1998 and 1997. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

D. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:

                                                                           DEPRECIATION/
                                                                           AMORTIZATION
                                                     1999        1998         PERIOD
                                                   --------    --------    -------------
                                                      (in thousands)          (years)
Land.............................................  $  3,800    $  3,800
Office and research facilities...................    31,434      30,475         39
Building improvements............................     3,868       3,180      5 to 15
Furniture, equipment and software................    91,965      84,187       2 to 7
Leasehold improvements...........................     9,833       8,747    lease term*
                                                   --------    --------
                                                    140,900     130,389
Less accumulated depreciation and amortization...    65,444      54,247
                                                   --------    --------
                                                   $ 75,456    $ 76,142
                                                   ========    ========

     * Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

     Depreciation and amortization of these assets totaled $25.4 million, $21.5 million and $15.8 million for 1999, 1998 and 1997, respectively.

                         HYPERION SOLUTIONS CORPORATION

E. ACQUIRED TECHNOLOGIES, GOODWILL AND OTHER INTANGIBLE ASSETS

     Components of intangible assets, which relate primarily to business acquisitions, are as follows at June 30:

                                                                            AMORTIZATION
                                                       1999       1998         PERIOD
                                                      -------    -------    ------------
                                                        (in thousands)        (years)
Acquired technologies...............................  $ 9,133    $ 2,139       2 to 6
Goodwill............................................   11,386      6,187      4 to 20
Product distribution and service rights.............    8,623      9,123       3 to 7
Product development costs...........................   12,858     17,475         3
Customer base.......................................               1,019       3 to 5
Copyrights, trademarks and other....................    1,708      1,734       3 to 4
                                                      -------    -------
                                                       43,708     37,677
Less accumulated amortization.......................   17,186     19,359
                                                      -------    -------
                                                      $26,522    $18,318
                                                      =======    =======

     Amortization of these assets totaled $8.5 million, $7.1 million and $7.5 million for 1999, 1998 and 1997, respectively.

F. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities at June 30 are as follows:

                                                                1999        1998
                                                              --------    --------
                                                                 (in thousands)
Deferred income tax assets:
  Net operating loss carryforwards..........................  $  4,045    $  1,489
  Deferred revenue..........................................     1,056       2,362
  Accounts receivable.......................................     5,053       4,258
  Intangible assets.........................................     2,568       2,079
  Property and equipment....................................     5,017       3,000
  Accrued expenses..........................................     4,246       3,206
  Other.....................................................        83       1,107
                                                              --------    --------
                                                                22,068      17,501
  Less valuation allowance..................................     4,014       2,159
                                                              --------    --------
                                                                18,054      15,342
                                                              --------    --------
Deferred income tax liabilities:
  Product development costs.................................     1,555       3,035
                                                              --------    --------
Net deferred income tax asset...............................  $ 16,499    $ 12,307
                                                              ========    ========

                         HYPERION SOLUTIONS CORPORATION

F. INCOME TAXES (CONTINUED)
     The provision for income taxes consists of the following charges (credits):

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (in thousands)
Current:
  U.S.................................................  $10,970    $19,450    $10,953
  State...............................................    3,237      4,021      2,814
  Other countries.....................................    2,785      3,817      2,513
                                                        -------    -------    -------
                                                         16,992     27,288     16,280
                                                        -------    -------    -------
Deferred:
  U.S.................................................   (3,282)    (4,477)    (4,195)
  State...............................................     (821)      (691)    (1,748)
  Other countries.....................................      (89)      (196)
                                                        -------    -------    -------
                                                         (4,192)    (5,364)    (5,943)
                                                        -------    -------    -------
                                                        $12,800    $21,924    $10,337
                                                        =======    =======    =======

     The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Statutory U.S. tax rate.....................................  35.0%   35.0%   35.0%
  State income taxes, net of U.S. tax benefit...............   8.0     3.8     3.5
  Tax exempt interest.......................................  (6.2)   (1.3)   (1.5)
  Goodwill..................................................   1.9      .3      .2
  Acquired in-process technology............................           1.9
  Nondeductible merger costs................................  23.8
  Non-U.S. operations, including export sales...............  (2.3)    (.6)    4.0
  Change in valuation allowance.............................   (.6)    (.3)   (5.2)
  Other -- net..............................................   2.0     (.1)     .9
                                                              ----    ----    ----
Effective income tax rate...................................  61.6%   38.7%   36.9%
                                                              ====    ====    ====

     The Company has non-U.S. net operating loss (NOL) carryforwards of $9.9 million of which $3.8 million is carried forward indefinitely and the rest expires as follows: $.6 million in 2003, $3.7 million in 2004, $.9 million in 2005 and $.9 million in 2006.

G. LONG-TERM DEBT

     Long-term debt consists of the following at June 30:

                                                           1999        1998
                                                         --------    --------
                                                            (in thousands)
4.5% convertible subordinated notes....................  $100,000    $100,000
Mortgage payable.......................................     3,752       7,314
                                                         --------    --------
                                                         $103,752    $107,314
                                                         ========    ========

     In March 1998, the Company issued $100 million of 4.5% convertible subordinated notes (the "Notes"), due 2005. The Notes are subordinated to all existing and future senior debt and are convertible into shares of

                         HYPERION SOLUTIONS CORPORATION

G. LONG-TERM DEBT (CONTINUED)
the Company's common stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2001 at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. The Company incurred $3.3 million of costs in connection with the issuance of the Notes which have been deferred and are included in other assets. These finance costs are being recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15.

     On January 20, 1995, the Company completed the purchase of an office and research facility in Stamford, Connecticut for $11.4 million. The purchase price was financed by the Connecticut Development Authority ("CDA," an agency of the State of Connecticut) through a $9.5 million mortgage loan, with Company funds used for the balance. In the interest of Connecticut-based jobs, the CDA agreed to such financing over a 15-year period at LIBOR minus 2%, subject to, among other things: (i) the creation of a specified number of new Connecticut-based jobs, (ii) a 10-year residency in the state, and (iii) the payment of the remaining unpaid principal at the end of year ten. Violations of certain such requirements, if any, would result in additional interest charges and/or a penalty payment.

H. COMMITMENTS AND CONTINGENCIES

     The Company leases office and research facilities, and certain computer and other equipment under various operating lease agreements. The leases expire at various dates through 2006.

     Future minimum lease payments under all operating leases with noncancellable terms in excess of one year amount to $27.4 million as follows (in millions): $10.5 in 2000, $7.3 in 2001, $5.7 in 2002, $3 in 2003, $.7 in
2004 and $.2 thereafter. In addition, certain of the facility leases provide for contingent payments based on building operating expenses. Rental expense for the years ended June 30, 1999, 1998 and 1997 under all lease agreements was $11.9 million, $8.6 million and $6.9 million, respectively.

     From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

I. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS

  Stock Option Programs

     In August 1995, the Company's Board of Directors (the "Board") adopted, and the stockholders subsequently approved, the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). The 1995 Plan serves as the successor equity incentive program to the Company's 1992 Stock Option Plan (the "Predecessor Plan"). Outstanding options under the Predecessor Plan were incorporated into the 1995 Plan upon effectiveness of the initial public offering. No further option grants were made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms which are essentially the same as options granted under the Discretionary Option Grant Program described below. In connection with the merger with Hyperion Software Corporation on August 24, 1998 (see Note B), the Company assumed all of the outstanding stock options of Hyperion Software. Outstanding options assumed from Hyperion Software have terms of ten years and are generally exercisable at 25% per year commencing one year from the date of grant. No further option grants will be made under any of Hyperion Software plans. Under the 1995 Plan, the

                         HYPERION SOLUTIONS CORPORATION

I. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)
Company may grant options to purchase in the aggregate up to 8 million shares of common stock. At June 30, 1999, there were 3.5 million shares available for grant under the 1995 Plan.

     The 1995 Plan is divided into four separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, and (iv) the Automatic Option Grant Program. The 1995 Plan will terminate on September 30, 2005, unless terminated earlier by the Board.

     Options granted under the Discretionary Option Grant Program are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Twenty-five percent of the options granted under the Discretionary Option Grant Program are exercisable one year after the date of grant and the remainder exercisable ratably each month thereafter over the remaining thirty-six month period. The Discretionary Option Grant Program also provides for the grant of stock appreciation rights. Stock appreciation rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of the fair market value of the vested shares of common stock subject to each surrendered option over the aggregate exercise price payable for those shares. Such appreciation distribution may be made in cash or in shares of common stock. No stock appreciation rights had been granted under the 1995 Plan as of June 30, 1999.

     Under the Stock Issuance Program, individuals may be issued shares of common stock directly through the purchase of shares at a price per share not less than 85% of the fair market value at the time of issuance or as a fully paid bonus for services rendered to the Company. No shares had been issued under the Stock Issuance Program as of June 30, 1999.

     Under the Salary Investment Option Grant Program, each executive officer of the Company may elect, prior to the start of a calendar year, to reduce his or her base salary for that calendar year by a designated multiple of 1%, subject to a maximum dollar amount. In return, the officer will automatically be granted, on the first trading day in the calendar year for which the salary reduction is in effect, a nonstatutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the date of grant. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the date of grant. As a result, the total spread on the option shares at the time of grant will be equal to the salary reduction amount. The option will vest in a series of twelve equal monthly installments over the calendar year for which the salary reduction is in effect. No executive officer of the Company had elected to participate in the Salary Investment Option Grant Program through June 30, 1999.

     Under the Automatic Option Grant Program, each individual who becomes a nonemployee Board member will receive an option grant for 10,000 shares of common stock at the fair market value of the stock on the date he or she joins the Board. In addition, at each Annual Stockholder Meeting, each individual who is to continue to serve as a nonemployee Board member after the meeting will receive an option grant to purchase an additional 5,000 shares of common stock at the fair market value of the stock on the date of grant, provided such individual has served on the Board for at least six months. Each automatic option will have a term of ten years, subject to earlier termination following the optionee's cessation of Board service. The initial 10,000 share grant will vest in a series of four successive equal annual installments over the optionee's period of Board service measured from the grant date. Each additional 5,000 share grant shall vest and become exercisable immediately on the date of grant.

                         HYPERION SOLUTIONS CORPORATION

I. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)
     In September 1999, the Board adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, participation by officers, as defined, and members of the Board is prohibited, and only nonqualified stock options may be granted. Options granted under the 1999 Plan are for periods not to exceed ten years, and must be issued at prices not less than 85% of the fair market value of the stock on the date of grant. The 1999 Plan will terminate in September 2009, unless terminated earlier by the Board. No option rights had been granted, nor had any shares been reserved, under the 1999 Plan as of June 30, 1999.

     In recognition of the decline in the fair market value of the Company's common stock in fiscal 1997, the Company repriced options to purchase approximately 533,000 shares of common stock with exercise prices ranging from $33.25 to $42.75 on December 4, 1996 to an exercise price of $26.88, which was the fair market value of the Company's common stock on that date.

     The following table presents a summary of the Company's stock option activity for the years ended June 30 (in thousands, except per share amounts):

                                                   1999                  1998                  1997
                                            ------------------    ------------------    ------------------
                                                      WEIGHTED              WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE               AVERAGE
                                                      EXERCISE              EXERCISE              EXERCISE
                                            SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                            ------    --------    ------    --------    ------    --------
Outstanding at beginning of year..........   4,614     $22.33     4,000      $13.68      3,820     $ 8.41
  Granted at market price.................   3,200      22.29     1,892       34.11      2,294      24.31
  Exercised...............................    (893)      9.32      (775)       9.61     (1,159)      5.48
  Forfeited/exchanged.....................  (1,566)     28.42      (503)      20.48       (955)     27.73
                                            ------     ------     -----      ------     ------     ------
Outstanding at year-end...................   5,355     $22.69     4,614      $22.33      4,000     $13.68
                                            ======     ======     =====      ======     ======     ======
Options exercisable at year-end...........   1,785     $21.69     1,657      $11.72      1,851     $ 7.29
                                            ======     ======     =====      ======     ======     ======

     The following table summarizes information about stock options outstanding at June 30, 1999 (shares in thousands):

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  -------------------------------------------------   ----------------------------
                                 WEIGHTED AVERAGE       WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER      REMAINING YEARS OF      AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ------------------   --------------   -----------   --------------
$  .23 - 10.00         295             4.69              $ 4.74            292          $ 4.73
 10.01 - 20.00       2,178             8.64               14.17            568           14.77
 20.01 - 30.00       1,689             7.89               26.54            500           26.11
 30.01 - 40.00         786             7.58               34.70            300           35.24
 40.01 - 49.25         407             8.44               42.14            125           42.48
--------------       -----             ----              ------          -----          ------
$  .23 - 49.25       5,355             8.02              $22.69          1,785          $21.69
==============       =====             ====              ======          =====          ======

  Employee Stock Purchase Plan

     In August 1995, the Board adopted the 1995 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance to eligible employees. The Purchase Plan, as amended in August 1997, permits eligible employees to purchase common stock through periodic payroll deductions of up to 10% of their cash compensation. Each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the participant's entry date into the offering period or the fair market

                         HYPERION SOLUTIONS CORPORATION

I. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED) value on the purchase date. In fiscal 1999, 1998 and 1997, a total of 360,000, 74,000 and 57,000 shares, respectively, were issued under the Purchase Plan. (Including shares sold under the former Hyperion Software employee stock purchase plan (see Note B), a total of 256,000 and 262,000 shares were issued in fiscal 1998 and 1997, respectively.) In August 1997 and 1998, the Company's stockholders approved amendments to increase the number of shares of common stock reserved for issuance under the Purchase Plan by a total of 1.1 million shares. Accordingly, .8 million shares are available for issuance under the Purchase Plan.

  Employee Savings Plans

     The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than $10,000 per calendar year. The Company contributes to the plan, annually, up to a maximum of $1,000 per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 1999, 1998 and 1997, the Company contributed $2.8 million, $1.2 million and $1.1 million, respectively, to the savings plans.

  Pro Forma Disclosure

     The Company has elected to continue to follow the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for financial reporting purposes and has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board.

     The weighted average estimated grant date fair value, as defined by Statement 123, for options granted under the Company's stock option plans in fiscal 1999, 1998 and 1997 was $9.13, $12.89 and $7.45 per share, respectively. The weighted average estimated grant date fair value, as defined by Statement 123, for purchase awards issued under the Company's employee stock purchase plan in fiscal 1999, 1998 and 1997 was $10.69, $6.91 and $6.26 per share, respectively. The estimated grant date fair value disclosed by the Company was calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                       YEAR ENDED JUNE 30,
                                           --------------------------------------------
                                           1999          1998                1997
                                           ----    ----------------    ----------------
Stock option plans:
  Expected dividend yield................   0%            0%                  0%
  Expected stock price volatility........  40%        25% to 60%          25% to 65%
  Risk free interest rate................  5.83%    5.5% to 5.76%       6.28% to 6.4%
  Expected life (years)..................  4.4       2.79 to 5.1         2.41 to 5.5
Stock purchase plan:
  Expected dividend yield................   0%            0%                  0%
  Expected stock price volatility........  40%        25% to 60%          25% to 65%
  Risk free interest rate................  5.14%    5.19% to 5.39%      5.34% to 5.44%
  Expected life (years)..................   .5            .5              .5 to .58

                         HYPERION SOLUTIONS CORPORATION

I. STOCK OPTION AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)
  Pro Forma Net Income and Earnings Per Share

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by Statement 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts below for the fiscal years ended June 30, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Net income as reported................................  $ 7,973    $34,757    $17,704
Pro forma net income (loss)...........................   (3,141)    25,305     11,581

Earnings per share as reported:
  Basic...............................................     $.26      $1.19       $.64
  Diluted.............................................      .26       1.13        .61

Pro forma earnings (loss) per share:
  Basic...............................................    $(.10)      $.87       $.42
  Diluted.............................................     (.10)       .82        .40

     In accordance with provisions of Statement 123, the pro forma disclosures include only the effect of stock options granted in fiscal 1996, 1997, 1998 and 1999. These pro forma effects may not be representative of the effects of Statement 123 on future years because of the fact that options vest over several years and new grants are generally made each year.

J. STOCKHOLDER RIGHTS PLAN

     In June 1998, the Company adopted a stockholder rights plan (the "Rights Plan") in which preferred stock purchase rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on July 3, 1998. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The plan is intended to protect the interests of stockholders in the event the Company is confronted in the future with coercive or unfair takeover tactics.

     Each right will entitle holders of Company common stock to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $250 per one one-thousandth of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an Adverse Person, as defined in the Rights Plan. Under the Rights Plan, the ownership, tender offer and exchange offer thresholds of 15% increase to 25% for certain grandfathered stockholders and approximately 20.5% for one stockholder that held approximately 19.5% of the Company's issued and outstanding stock on July 3, 1998.

     If any person or group becomes the beneficial owner of 15% or more of the common stock (a "Flip-In Event"), each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of the Company having a value of twice the right's exercise price (or, in certain circumstances, a combination of cash, property, common stock or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a Flip-In Event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, the Company may also exchange one share of

                         HYPERION SOLUTIONS CORPORATION

J. STOCKHOLDER RIGHTS PLAN (CONTINUED)
common stock for each right outstanding. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right's exercise price.

     The Company can redeem the rights at $.01 per right prior to the date the ownership thresholds are passed. The rights will expire on July 3, 2008, unless earlier redeemed or exchanged.

K. SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" on July 1, 1998. Statement 131 establishes standards for the way in which public companies are to disclose certain information about operating segments in their financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has identified two reportable operating segments based on the criteria of Statement 131: software licensing, and maintenance and services. Software license fees are derived from the sale of software product licenses. Maintenance and services revenues come from providing product installation, support and training services.

     The Company's President and Chief Executive Officer evaluates performance based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the President and CEO its assets or capital expenditures by segments. The significant accounting policies of the reportable segments are the same as those summarized above in Note A.

     The accompanying statement of income discloses the financial information of the Company's reportable segments in accordance with Statement 131 for the fiscal years ended June 30, 1999, 1998 and 1997.

                         HYPERION SOLUTIONS CORPORATION

K. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

                                                                     OTHER
                                        U.S.          U.K.       INTERNATIONAL
                                     OPERATIONS    OPERATIONS     OPERATIONS      ELIMINATIONS    CONSOLIDATED
                                     ----------    ----------    -------------    ------------    ------------
                                                                  (in thousands)
1999
Revenues:
  Customers........................   $352,945      $29,276         $42,664                         $424,885
  Intercompany.....................      3,710           75          38,210         $(41,995)
                                      --------      -------         -------         --------        --------
         Total.....................    356,655       29,351          80,874          (41,995)        424,885
                                      ========      =======         =======         ========        ========
Operating income (loss)............     12,798       (1,878)          4,202                           15,122
                                      ========      =======         =======         ========        ========
Identifiable assets................   $415,728      $15,203         $81,963                         $512,894
                                      ========      =======         =======         ========        ========

1998
Revenues:
  Customers........................   $327,569      $26,756         $22,768                         $377,093
  Intercompany.....................     11,632        7,353          32,896         $(51,881)
                                      --------      -------         -------         --------        --------
         Total.....................    339,201       34,109          55,664          (51,881)        377,093
                                      ========      =======         =======         ========        ========
Operating income...................     46,989        4,972             330                           52,291
                                      ========      =======         =======         ========        ========
Identifiable assets................   $423,308      $21,288         $32,069                         $476,665
                                      ========      =======         =======         ========        ========

1997
Revenues:
  Customers........................   $229,615      $21,664         $18,934                         $270,213
  Intercompany.....................     11,509        5,507          25,428         $(42,444)
                                      --------      -------         -------         --------        --------
         Total.....................    241,124       27,171          44,362          (42,444)        270,213
                                      ========      =======         =======         ========        ========
Operating income...................     20,255        3,662           1,285                           25,202
                                      ========      =======         =======         ========        ========
Identifiable assets................   $239,623      $14,714         $23,891                         $278,228
                                      ========      =======         =======         ========        ========

          "Other International Operations" relate to subsidiaries in Austria, Belgium, Canada, Finland, France, Germany, Italy, Japan, the Netherlands, Singapore, Spain, Sweden and Switzerland. Operating income from operations outside the United States approximates income before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

     Revenues from markets outside the United States were as follows (dollars in thousands):

                                                             1999        1998       1997
                                                           --------    --------    -------
U.K. operations..........................................  $ 29,276    $ 26,756    $21,664
Other international operations...........................    42,664      22,768     18,934
Export...................................................    87,915      70,044     46,148
                                                           --------    --------    -------
                                                           $159,855    $119,568    $86,746
                                                           ========    ========    =======
Percentage of total revenues.............................        38%         32%        32%
                                                           ========    ========    =======

             The majority of "Export" revenues, some of which are generated through independent distributors and agents, results from product licenses and services sold to customers throughout Europe.

                         HYPERION SOLUTIONS CORPORATION

L. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for the two years ended June 30, 1999 (in thousands, except per share data):

------------------------------------------------------------------------------------------------

FISCAL 1999                                      SEPT. 30       DEC. 31     MARCH 31    JUNE 30
------------------------------------------------------------------------------------------------
Total revenues................................    $104,882      $106,958    $101,646    $111,399
Gross profit..................................      74,537        76,524      71,392      79,368
Net income (loss).............................      (9,933)(a)     8,648       2,579       6,679(a)
Diluted earnings (loss) per share.............        (.33)(a)       .28         .08         .22(a)

------------------------------------------------------------------------------------------------

FISCAL 1998                                      SEPT. 30       DEC. 31     MARCH 31    JUNE 30
------------------------------------------------------------------------------------------------
Total revenues................................    $ 77,015      $ 87,237    $ 88,764    $124,077
Gross profit..................................      54,343        61,273      62,939      94,374
Net income....................................       5,251         6,468       3,371      19,667
Diluted earnings per share....................         .17           .21         .11         .63

---------------
(a) Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge accrued in the September quarter for merger costs and the related $(2.3) million ($(1.3) million after tax) credit recorded in the June quarter, the Company would have had net income of $8.8 million and $5.4 million or $.28 and $.17 per pro forma diluted share, for its first quarter ended September 30, 1998 and its fourth quarter ended June 30, 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. See also the section entitled "Employees" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     See the sections entitled "Director Compensation" and "Executive Compensation and Related Information," which are incorporated herein by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the section entitled "Stock Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) The consolidated financial statements of Hyperion Solutions Corporation are included in Item 8:

         Consolidated Balance Sheet as of June 30, 1999 and 1998

         Consolidated Statement of Income for the years ended June 30, 1999, 1998 and 1997

         Consolidated Statement of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997

         Consolidated Statement of Comprehensive Income for the years ended June 30, 1999, 1998 and 1997

         Consolidated Statement of Cash Flows for the years ended June 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

     (2) Financial statement schedule, which is included at the end of this report:

         Schedule II -- Valuation and Qualifying Accounts

     All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

(3) Exhibits:

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    2.1(a)     --  Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion
    3.1(j)     --  Registrant's Restated Certificate of Incorporation
    3.2(i)     --  Registrant's Amended and Restated Bylaws
    4.1(b)     --  Specimen Certificate of the Registrant's Common Stock
    4.2(b)     --  Amended and Restated Investor Rights Agreement between the
                   Registrant and the Investors specified therein dated as of
                   September 16, 1993
    4.5(d)     --  Indenture dated March 15, 1998 by and between Registrant and
                   State Street Bank and Trust Company of California, N.A.
    4.6(d)     --  Registration Rights Agreement dated March 15, 1998 by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens
   10.1(b)     --  Master Lease Agreement and Warrant Agreement between the
                   Registrant and Phoenix Leasing, dated as of June 30, 1993
   10.2(b)     --  1992 Stock Option Plan
   10.3(c)     --  1995 Stock Option/Stock Issuance Plan
   10.4(c)     --  Employee Stock Purchase Plan
   10.5(b)     --  Form of Indemnification Agreement
   10.6(b)     --  License Agreement dated December 23, 1993, between the
                   Registrant and Comshare Incorporated
   10.7(c)     --  Real Property Lease between the Registrant and SBC&D &
                   Company dated as of July 16, 1996
   10.8(e)     --  Hyperion Software Corporation 1991 Stock Plan
   10.9(e)     --  Hyperion Software Corporation 1991 Non-Employee Director
                   Stock Option Plan
   10.10(g)    --  Agreement and Plan of Reorganization dated November 7, 1994 by and among IMRS Inc., IP Merger, Inc., Pillar Corporation and American Stock Transfer & Trust Company, as escrow Agent
   10.11(g)    --  Agreement and Plan of Merger dated November 29, 1994 among
                   IMRS Inc., IP Merger, Inc. and Pillar Corporation
   10.12(f)    --  Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office
                   facility (including related Promissory Note and Mortgage
                   Deed)
   10.13(h)    --  Employment Agreement with Mark J. Bilger, dated May 27, 1997
   10.14(k)    --  Employment Agreement with William Clark, dated August 24,
                   1998
   10.15(k)    --  Employment Agreement with Stephen V. Imbler, dated February
                   23, 1999
   10.16(k)    --  Employment Agreement with William B. Binch, dated February
                   23, 1999
   10.17(k)    --  Amended & Restated Employment Agreement with James A.
                   Perakis, dated January 1, 1999
   10.18       --  Share Purchase Agreement, dated April 14, 1999 by and among the Registrant, HSC Acquisition Co., and the shareholders of
                   Sapling Corporation (filed herewith)
   10.19       --  Separation Agreement with John M. Dillon, dated June 7, 1999
                   (filed herewith)
   10.20       --  Separation Agreement with William B. Binch, dated June 16,
                   1999 (filed herewith)
   22.1        --  List of subsidiaries of the Registrant (filed herewith)
   23.1        --  Consent of PricewaterhouseCoopers LLP, independent
                   accountants, (filed herewith)

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   23.2        --  Consent of Ernst & Young LLP, independent auditors (file herewith)
   27          --  Financial Data Schedule (filed herewith)

---------------
     (a) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated May 25, 1998

     (b) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-1, filed November 6, 1995 (file no. 33-97098), as amended

     (c) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K, dated June 28, 1997

     (d) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated March 5, 1998

     Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

     (e)  Form S-1 file no. 33-42855

     (f)  Form 10-Q filed in February 1995

     (g)  Form 8-K filed in December 1994

     (h)  Form 10-K filed in September 1997

     (i) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-4 (file no. 333-57197), as amended, filed on June 18, 1998

     (j) Incorporated by reference to such exhibit as filed in the Registrant's Current Report on Form 8-K, dated August 24, 1998 and filed on October 13, 1998

     (k) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(b)  Reports on Form 8-K:

      The Company filed a report on Form 8-K on May 17, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 1999                  Hyperion Solutions Corporation
                                          (Registrant)

                                          By: /s/   STEPHEN V. IMBLER
                                            ------------------------------------
                                                     Stephen V. Imbler
                                             President, Chief Executive Officer
                                                             and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                  TITLE                       DATE
                     ---------                                  -----                       ----
               /s/ STEPHEN V. IMBLER                 President, Chief Executive      September 27, 1999
---------------------------------------------------    Officer and Chief
                 Stephen V. Imbler                     Financial Officer

               /s/ JAMES A. PERAKIS                  Chairman                        September 27, 1999
---------------------------------------------------
                 James A. Perakis

              /s/ GARY G. GREENFIELD                 Director                        September 27, 1999
---------------------------------------------------
                Gary G. Greenfield

                /s/ HARRY S. GRUNER                  Director                        September 28, 1999
---------------------------------------------------
                  Harry S. Gruner

                  /s/ ALDO PAPONE                    Director                        September 28, 1999
---------------------------------------------------
                    Aldo Papone

                 /s/ MARK W. PERRY                   Director                        September 28, 1999
---------------------------------------------------
                   Mark W. Perry

               /s/ JEFFREY R. RODEK                  Director                        September 28, 1999
---------------------------------------------------
                 Jeffrey R. Rodek

               /s/ MICHAEL A. MANTO                  Vice President and Corporate    September 27, 1999
---------------------------------------------------    Controller
                 Michael A. Manto

ITEM 14(a)(2) AND ITEM 14(d). FINANCIAL STATEMENT SCHEDULE

                         HYPERION SOLUTIONS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                            ADDITIONS
                                                    -------------------------
                                                                    CHARGED
                                      BALANCE AT    CHARGED TO     TO OTHER      DEDUCTIONS      BALANCE
                                      BEGINNING     COSTS AND     ACCOUNTS --    (ADDITIONS)     AT END
DESCRIPTION                           OF PERIOD      EXPENSES     DESCRIBE(A)     DESCRIBE      OF PERIOD
-----------                           ----------    ----------    -----------    -----------    ---------
For the year ended June 30, 1997
  Allowance for doubtful accounts,
     returns and discounts..........    $5,288          765          2,119          2,089(b)     $ 6,083
  Valuation allowance for deferred
     tax assets.....................     6,544           39                         4,227(c)       2,356
For the year ended June 30, 1998
  Allowance for doubtful accounts,
     returns and discounts..........    $6,083        1,297          4,000          2,488(b)     $ 8,892
  Valuation allowance for deferred
     tax assets.....................     2,356          129                           326(c)       2,159
For the year ended June 30, 1999
  Allowance for doubtful accounts,
     returns and discounts..........    $8,892        1,582          6,800          5,474(b)     $11,800
  Valuation allowance for deferred
     tax assets.....................     2,159          121                        (1,734)(c)      4,014

---------------
(a) Charged to revenues

(b) Write-offs, returns and discounts, net of recoveries

(c) Recognition and adjustments