Form 10-Q
period 1999-12-31
HYPERION SOLUTIONS CORP
filed 2000-02-14
CIK 1001113

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________.

                           -------------------------

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

As of February 9, 2000, there were 32,019,320 shares of the Registrant's common stock, $.001 par value, outstanding.

================================================================================

                         Hyperion Solutions Corporation

                                    Form 10-Q


                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet--December 31, 1999 and
     June 30, 1999............................................................2

   Condensed Consolidated Statement of Operations-- Three Months
     Ended December 31, 1999 and 1998; Six Months Ended December 31,
     1999 and 1998............................................................3

   Condensed Consolidated Statement of Cash Flows--
      Six Months Ended December 31, 1999 and 1998.............................4

   Notes to Condensed Consolidated Financial Statements--December 31,
      1999....................................................................5

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..................................................9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................17

Item 6. Exhibits and Reports on Form 8-K.....................................18

SIGNATURES...................................................................19



Copyright 2000 Hyperion Solutions Corporation. All rights reserved. Hyperion, Essbase, Pillar, Hyperion Enterprise, Hyperion Reporting, LedgerLink, Business Intelligence, and Financial Intelligence are registered trademarks and Hyperion Solutions, the Hyperion "H" logo, See The Future First, Essbase-Ready, Hyperion Essbase, Hyperion Allocations, Hyperion DataExtend, Hyperion Distributed Retrieve, Hyperion Distributed Schedules, Hyperion Drill Manager, Hyperion Objects, Hyperion Quicksends, Hyperion Schedules, Hyperion Integration Server, HyperionReady, and Hyperion Web Gateway are trademarks of Hyperion Solutions Corporation. Wired for OLAP and the Appsource Corporation logo are trademarks of Appsource Corporation, a wholly owned subsidiary of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners.

For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 1999.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                              DECEMBER 31,       JUNE 30,
                                                                                  1999             1999
                                                                              ---------------------------
                                                                               (Unaudited)        (Note)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $245,523         $233,515
   Short-term investments                                                         38,097           38,341
   Accounts receivable--net of allowances of $12,250 and $11,800                 113,747          110,744
   Prepaid expenses and other current assets                                       6,429            6,290
   Deferred income taxes                                                          10,037           10,386
                                                                                -------------------------
TOTAL CURRENT ASSETS                                                             413,833          399,276

Property and equipment--at cost, less accumulated depreciation
   and amortization of $77,356 and $65,444                                        68,735           75,456
Acquired technologies, goodwill and other intangible assets--at
   cost, less accumulated amortization of $20,657 and $17,186                     24,565           26,522
Other assets                                                                      13,382           11,640
                                                                                -------------------------
Total assets                                                                    $520,515         $512,894
                                                                                =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                        $ 49,151         $ 55,012
   Accrued employee compensation and benefits                                     24,869           29,920
   Income taxes payable                                                            1,526            2,345
   Deferred revenue                                                               82,785           81,089
                                                                                -------------------------
TOTAL CURRENT LIABILITIES                                                        158,331          168,366

Long-term debt                                                                   100,000          103,752

Stockholders' equity:
   Preferred stock--$.001 par value; 5,000 shares authorized;
      none issued
   Common stock--$.001 par value; 300,000 shares authorized;
      31,462 and 30,842 shares issued and outstanding                                 31               31
   Additional paid-in capital                                                    162,347          153,545
   Retained earnings                                                             104,015           90,917
   Currency translation adjustments                                               (4,209)          (3,717)
                                                                                -------------------------
TOTAL STOCKHOLDERS' EQUITY                                                       262,184          240,776
                                                                                -------------------------
Total liabilities and stockholders' equity                                      $520,515         $512,894
                                                                                =========================



Note: the balance sheet at June 30, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Operations (Unaudited)
                      (in thousands, except per share data)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         DECEMBER 31,                        DECEMBER 31,
                                                    1999              1998              1999              1998
                                                  --------------------------          --------------------------
REVENUES
   Software licenses                              $ 55,740          $ 51,886          $102,141          $105,590
   Maintenance and services                         60,053            55,072           120,902           106,250
                                                  --------------------------          --------------------------
Total revenues                                     115,793           106,958           223,043           211,840
                                                  --------------------------          --------------------------

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                                 1,703             1,753             3,001             4,537
   Maintenance and services                         32,561            28,681            62,124            56,242
Sales and marketing                                 45,483            40,169            86,917            78,368
Research and development                            16,670            14,889            32,962            30,266
General and administrative                          10,334             9,342            20,760            18,086
Merger costs (credits)                                (305)                               (305)           21,800
                                                  --------------------------          --------------------------
                                                   106,446            94,834           205,459           209,299
                                                  --------------------------          --------------------------
OPERATING INCOME                                     9,347            12,124            17,584             2,541

Interest income                                      3,186             2,906             5,981             5,888
Interest expense                                    (1,260)           (1,282)           (2,667)           (2,614)
                                                  --------------------------          --------------------------
INCOME BEFORE INCOME TAXES                          11,273            13,748            20,898             5,815

Provision for income taxes                           4,200             5,100             7,800             7,100
                                                  --------------------------          --------------------------
NET INCOME (LOSS)                                 $  7,073          $  8,648          $ 13,098          $ (1,285)
                                                  ==========================          ==========================

EARNINGS (LOSS) PER SHARE
   Basic                                          $    .23          $    .29          $    .42          $   (.04)
   Diluted                                        $    .22          $    .28          $    .41          $   (.04)

AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                            31,086            30,073            30,979            29,900
   Diluted                                          32,477            30,922            32,016            29,900



See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                      SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    1999              1998
                                                                 ---------------------------

CASH PROVIDED BY OPERATING ACTIVITIES                            $ 13,557           $  3,873

INVESTING ACTIVITIES
   Purchases of property and equipment                             (5,726)           (15,408)
   Sale of short-term investments, net                                244              2,439
   Intangible and other assets                                     (2,663)            (1,038)
                                                                 ---------------------------
Cash used by investing activities                                  (8,145)           (14,007)

FINANCING ACTIVITIES
   Principal payments on notes payable                               (297)              (583)
   Exercise of stock options by employees                           7,385             10,003
                                                                 ---------------------------
Cash provided by financing activities                               7,088              9,420

Effect of exchange rate changes                                      (492)               991
                                                                 ---------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                              12,008                277
Cash and cash equivalents at beginning of period                  233,515            221,868
                                                                 ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $245,523           $222,145
                                                                 ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Income taxes                                               $  7,823           $ 17,267
      Interest                                                      2,361              2,395


See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 1999


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three- and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended June 30, 1999 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 10-K filed on September 28, 1999.

B. EARNINGS PER SHARE

Shares used in computing basic and diluted earnings (loss) per share are based on the weighted average shares outstanding in each period. Basic earnings (loss) per share excludes the effects of stock options, warrants and convertible securities. Diluted earnings (loss) per share includes the dilutive effect of the assumed exercise of stock option, warrant and/or convertible security rights using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                           1999            1998            1999            1998
                                                         -----------------------         -----------------------

Numerator--net income (loss)                             $ 7,073         $ 8,648         $13,098         $(1,285)
                                                         =======================         =======================

Denominator for basic EPS--weighted-average shares        31,086          30,073          30,979          29,900
   Effect of dilutive securities:
      Stock option rights                                  1,391             849           1,037
                                                         -----------------------         -----------------------
Denominator for diluted EPS--adjusted weighted-
   average shares and assumed conversions                 32,477          30,922          32,016          29,900
                                                         =======================         =======================

Basic earnings (loss) per share                          $   .23         $   .29         $   .42         $  (.04)
Diluted earnings (loss) per share                        $   .22         $   .28         $   .41         $  (.04)

                         Hyperion Solutions Corporation

                                December 31, 1999


B. EARNINGS PER SHARE (CONTINUED)

Because their effect would be antidilutive, certain stock option rights for 1.4 million and 2.1 million common shares were excluded from the diluted EPS calculation, respectively, for the three- and six-month periods ended December 31, 1999. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation.

C. COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the periods indicated, comprehensive income (loss) of the Company was as follows (in thousands):

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         DECEMBER 31,             DECEMBER 31,
                                                       1999        1998        1999         1998
                                                     -------------------      -------------------

Net income (loss)                                    $ 7,073      $8,648      $13,098     $(1,285)
Currency translation adjustments, net of tax          (1,016)       (220)        (310)        595
                                                     -------------------      -------------------
Comprehensive income (loss)                          $ 6,057      $8,428      $12,788     $  (690)
                                                     ===================      ===================


D. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

E. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has identified two reportable operating segments based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information": software licensing, and maintenance and services. Software license fees are derived from the sale of software product licenses. Maintenance and services revenues come from providing product installation, support and training services.

The Company's Chief Executive Officer evaluates performance based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by segments. The significant accounting policies of the reportable segments are the same as those summarized in the Company's annual report on Form 10-K filed on September 28, 1999.

                         Hyperion Solutions Corporation

                                December 31, 1999


E. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

The accompanying statement of operations discloses the financial information of the Company's reportable segments in accordance with Statement 131 for the three- and six-month periods ended December 31, 1999 and 1998.

                                                                               Other
                                                U.S.            U.K.       International
                                             Operations     Operations       Operations      Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
THREE MONTHS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
1999
Revenues:
   Customers                                  $ 98,228        $ 9,019         $  8,546                         $115,793
   Intercompany                                  3,861                           7,061         $(10,922)
-------------------------------------------------------------------------------------------------------------------------
        Total                                  102,089          9,019           15,607          (10,922)        115,793
=========================================================================================================================
Operating income (loss)                       $ 17,387        $ 1,594         $ (9,634)                        $  9,347
=========================================================================================================================

1998
Revenues:
   Customers                                  $ 90,498        $ 7,770         $  8,690                         $106,958
   Intercompany                                  3,654                           7,412         $(11,066)
-------------------------------------------------------------------------------------------------------------------------
        Total                                   94,152          7,770           16,102          (11,066)        106,958
=========================================================================================================================
Operating income (loss)                       $ 18,428        $   398         $ (6,702)                        $ 12,124
=========================================================================================================================


SIX MONTHS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
1999
Revenues:
   Customers                                  $191,392        $15,497         $ 16,154                         $223,043
   Intercompany                                  7,095                          13,130         $(20,225)
-------------------------------------------------------------------------------------------------------------------------
        Total                                  198,487         15,497           29,284          (20,225)        223,043
=========================================================================================================================
Operating income (loss)                         37,254         (1,698)         (17,972)                          17,584
=========================================================================================================================
Identifiable assets                           $437,132        $15,239         $ 68,144                         $520,515
=========================================================================================================================

1998
Revenues:
   Customers                                  $177,696        $18,081         $ 16,063                         $211,840
   Intercompany                                  6,617             75           11,737         $(18,429)
-------------------------------------------------------------------------------------------------------------------------
        Total                                  184,313         18,156           27,800          (18,429)        211,840
=========================================================================================================================
Operating income (loss)                         12,077          4,332          (13,868)                           2,541
=========================================================================================================================
Identifiable assets                           $404,862        $21,434         $ 58,328                         $484,624
=========================================================================================================================

                         Hyperion Solutions Corporation

                                December 31, 1999


E. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

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

       Revenues from markets outside the United States were as follows (dollars in thousands):

                                                Three Months Ended           Six Months Ended
                                                    December 31,               December 31,
                                                 1999         1998           1999        1998
                                               ----------------------     ---------------------

       U.K. operations                         $ 9,019      $ 7,770         $15,497     $18,081
       Other international operations            8,546        8,690          16,154      16,063
       Export                                   23,894       19,633          46,755      39,753
       -----------------------------------------------------------------------------------------
                                               $41,459      $36,093         $78,406     $73,897
       =========================================================================================
       Percentage of total revenues               35.8%        33.7%           35.2%       34.9%
       =========================================================================================

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


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                           Second Quarter Ended                    Six Months Ended
December 31,                          1999       CHANGE        1998           1999       CHANGE       1998
--------------------------------    ----------------------------------     -------------------------------------
                                                             (dollars in thousands)

Software licenses                   $55,740        7.4%      $51,886        $102,141      (3.3)%       $105,590
Percentage of total revenues           48.1%                    48.5%           45.8%                      49.8%
--------------------------------    ----------------------------------     -------------------------------------
Maintenance and services            $60,053        9.0%      $55,072        $120,902      13.8%        $106,250
Percentage of total revenues           51.9%                    51.5%           54.2%                      50.2%
--------------------------------    ----------------------------------     -------------------------------------

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)

Software license revenues for the three-month period ended December 31,1999 rose primarily as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. The growth in software sales was led by demand for packaged analytic applications and tools. For the six-month period, software license revenues declined primarily as a result of a decrease in the September 1999 quarter in the number of licenses sold (unit volume). Particularly within North America, the Company was hampered by sales-marketing execution issues that stemmed from the Company's August 1998 business combination. The decline in sales productivity, caused by the necessary decision to combine and cross train the separate sales forces and other factors, first occurred in the December 1998 quarter.

The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues, including export sales, generated from markets outside the United States for the first half of fiscal 2000 and 1999 were $78.4 million and $73.9 million, or 35.2% and 34.9% of total revenues, respectively. The increase was due primarily to revenue growth in Canada, Italy and Scandinavia.

Revenues derived from channel partners for the three months ended December 31, 1999 and 1998 were 14.1% and 13.1% of total revenues, respectively. For the six months ended December 31, 1999 and 1998, partner revenues were 14.5% and 13% of total revenues.

COST OF REVENUES

                                           Second Quarter Ended                    Six Months Ended
December 31,                          1999       CHANGE        1998           1999       CHANGE       1998
--------------------------------    ----------------------------------     -------------------------------------
                                                             (dollars in thousands)

Software licenses                   $ 1,703        (2.9)%    $ 1,753        $ 3,001       (33.9)%      $ 4,537
Gross profit percentage                96.9%                    96.6%          97.1%                      95.7%
--------------------------------    ----------------------------------     -------------------------------------
Maintenance and services            $32,561         13.5%    $28,681        $62,124        10.5%       $56,242
Gross profit percentage                45.8%                    47.9%          48.6%                      47.1%
--------------------------------    ----------------------------------     -------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The decrease in the cost of software license revenues for the six-month period principally reflects a decrease in amortization of capitalized software costs.

The increase in the cost of maintenance and service revenues was due primarily to additional staffing expense for both installation and ongoing support services.

                         Hyperion Solutions Corporation

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (continued)


OPERATING EXPENSES

                                           Second Quarter Ended                    Six Months Ended
December 31,                          1999       CHANGE        1998           1999       CHANGE       1998
--------------------------------    ----------------------------------     -------------------------------------
                                                             (dollars in thousands)

Sales and marketing                 $45,483        13.2%     $40,169        $86,917       10.9%        $78,368
Percentage of total revenues           39.3%                    37.6%          39.0%                      37.0%
--------------------------------    ----------------------------------     -------------------------------------
Research and development            $16,670        12.0%     $14,889        $32,962        8.9%        $30,266
Percentage of total revenues           14.4%                    13.9%          14.8%                      14.3%
--------------------------------    ----------------------------------     -------------------------------------
General and administrative          $10,334        10.6%     $ 9,342        $20,760       14.8%        $18,086
Percentage of total revenues            8.9%                     8.7%           9.3%                       8.5%
--------------------------------    ----------------------------------     -------------------------------------

The increase in sales and marketing expenses is primarily due to a net increase in sales-marketing personnel and, to a lesser extent, greater overall marketing initiatives.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In each of the six-month periods ended December 31, 1999 and 1998, the Company capitalized $1 million of software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 2.8% and 3.1% of total research and development expenditures. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in general and administrative expenses resulted, for the most part, from an increase in personnel costs incurred to manage and support the growth of the Company's overall operations, offset to a lesser extent by a change in accounting estimates of $1.7 million, primarily related to product warranties for older product lines.

The merger of Arbor Software Corporation (former name of the Company) and Hyperion Software Corporation was completed on August 24, 1998. In the quarter ended September 30, 1998, the Company charged $21.8 million, $18.7 million after taxes, to operations for nonrecurring costs incurred in connection with the business combination.

PROVISION FOR INCOME TAXES

Excluding the impact of merger costs in the prior year, the Company's effective income tax rate remained substantially unchanged at approximately 37%. The Company's expected effective rate for the remainder of the fiscal year is 37%.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


NET INCOME (LOSS)

As a result of the above factors, net income for the three-month period ended December 31, 1999 decreased to $7.1 million, or by 18.2%, from $8.6 million and net income for the six-month period ended December 31, 1999 increased to $13.1 million, or by 1,119.3%, from a net loss of $1.3 million for the corresponding period of 1998.

To date, the overall impact of inflation on the Company has not been material.

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending September 30, 2000. Management believes that adoption of SAB No. 101 will not have a material impact on the financial statements.

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

RISK FACTORS, INCLUDING YEAR 2000 COMPLIANCE

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed in the following paragraphs of this section; whether the process of effecting the Arbor Software/Hyperion Software business combination can be effectively managed to realize the synergies anticipated to result therefrom; the impact of competitive products and pricing; whether the process of effecting the Company's recent acquisitions can be effectively managed to realize the synergies anticipated to result therefrom; and whether the Company can successfully develop and bring to market new product offerings in high growth sectors of the business analytics market. Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in this quarterly report, and in the Company's most recent annual report on Form 10-K. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


YEAR 2000 READINESS DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. To the Company's knowledge, it has not experienced any significant problems as a result of Year 2000 issues.

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

The Company believes that all current versions of its products are Year 2000 compliant. However, prior versions of certain of these products currently installed at certain customer sites will require upgrading or other modifications to become Year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by these customers to achieve Year 2000 compliance. However, there can be no assurance that these customers will not assert claims against the Company with respect to Year 2000 issues and, in the event such claims are asserted and adjudicated in favor of these customers, the Company's liability could be material. The Company has taken steps to identify affected customers, raise customer awareness related to noncompliance of certain of the Company's older products and assist its customers in assessing their risks. The Company may incur increasing costs regarding customer satisfaction related to these actions over the next few years. Since the Company's customer satisfaction programs are currently ongoing, the scope of any resulting Year 2000 issues is not fully known and potential liability resulting from these issues is unclear, and the potential impact on the Company's business, operating results and financial condition with respect to these matters is not known at this time.

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

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)


MARKET RISKS

At December 31, 1999, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $38.1 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 1999, the decline in the fair value of the portfolio would not be material.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company had a software licensing backlog of approximately $15 million at June 30, 1999, which sales were completed in the September 1999 quarter upon shipment of product to customers. The amount decreased sequentially in the September 1999 and December 1999 quarters, and at December 31, 1999, the Company had a software licensing backlog of approximately $6 million. The Company's backlog fluctuates from period to period; however, the Company anticipates that the level of backlog will continue to decrease in the March 2000 quarter. Nonetheless, quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. The Company's future operating results may fluctuate due to these and other factors, such as customer buying patterns, the deferral and/or realization of deferred software license revenues according to contract terms, the timing of new product introductions and product upgrade releases, the Company's ability or inability to retain qualified personnel, its overall hiring plans, the scheduling of sales and marketing programs, new product development by the Company, its channel partners or its competitors and currency exchange rate movements. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. The Company generally has realized lower revenues in its first (September) and third (March) fiscal quarters than in the immediately preceding quarters. Total revenues and net income were $115.8 million and $7.1 million, respectively, for the second quarter of fiscal 2000, and $107.3 million and $6 million, respectively, for the first quarter of fiscal 2000. The Company believes that these revenue fluctuations are caused by customer buying patterns, including traditionally slow purchase activity in the summer months and low purchase activity in the corporate financial applications market during the March quarter, as many potential customers are busy with their year-end closing and financial reporting. In any case, due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
            Financial Condition and Results of Operations (continued)



LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 1997, 1998 and 1999, and for the six months ended December 31, 1999, the Company generated positive cash flow from operations of $49.7 million, $87.6 million, $43.2 million and $13.6 million, respectively.

Cash used by investing activities amounted to $8.1 million for the first half of fiscal 2000, including $5.7 million primarily for purchases of computer equipment and software, and $2.7 million for intangible and other assets, comprised primarily of $1 million for product development costs and $1 million for a loan to an executive officer.

Financing activities in the first half of fiscal 2000, including stock options exercised by employees and payments of indebtedness, generated cash of $7.1 million. In connection with the stock options exercised by certain of its employees (for a total of 620 thousand common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $1.4 million for the six months ended December 31, 1999.

As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $283.6 million, working capital of $255.5 million, and $100 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $30 million for its 2000 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                         Hyperion Solutions Corporation

                           Part II. Other Information



ITEM 1. LEGAL PROCEEDINGS

On April 16, 1996, Gentia Software filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts action") seeking a declaratory judgment that U.S. Patent No. 5,359,724 (the "`724 patent"), owned by the Company, is invalid and not infringed by Gentia Software's products. On April 18, 1996, the Company filed an action against Gentia Software in the United States District Court for the Northern District of California (the "California action") alleging that Gentia Software infringes the `724 patent, and seeking a permanent injunction and monetary damages, including treble damages. On May 13, 1996, the Company filed a motion to transfer the Massachusetts action to California, which was granted on November 18, 1996. The Company filed its answer and a counterclaim for patent infringement in the transferred case on December 12, 1996. On April 7, 1997, the Court consolidated both actions into a single case pending in the United States District Court for the Northern District of California. On January 23, 2000, the Company and Gentia Software entered into a Settlement Agreement terminating the lawsuit, including both consolidated actions. Under the Settlement Agreement, Gentia Software agreed to remove certain functionality from its software, and both the Company and Gentia Software dismissed their claims against the other. Other terms of the Settlement Agreement are confidential.

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

                         Hyperion Solutions Corporation

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Description
-----------   -----------

   10.1       - Employment Agreement with Jeffrey R. Rodek, dated October 11,
                1999
   10.2       - Restricted Stock Award Agreement with Jeffrey R. Rodek, dated
                October 11, 1999
   10.3       - Secured Promissory Note with Jeffrey R. Rodek, dated
                October 11, 1999
   10.4       - Employment Offer Letter with Michael L. Sternad, dated
                October 11, 1999
   10.5       - Amended and Restated Agreement between James A. Perakis and
                Hyperion Solutions Corporation, dated January 1, 1999
   10.6       - Hyperion Solutions Corporation 1999 Stock Option Plan

The Company did not file any reports on Form 8-K during the three-month period ended December 31, 1999.

                         Hyperion Solutions Corporation

          Form 10-Q for the three-month period ended December 31, 1999




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Hyperion Solutions Corporation




                        /s/ Michael L. Sternad                         2/10/2000
                        --------------------------------------------------------
                        Michael L. Sternad                                  Date
                        Chief Financial Officer