Form 10-K
period 2000-06-30
HYPERION SOLUTIONS CORP
filed 2000-09-28
CIK 1001113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____________ to _____________.

                        ________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 15, 2000, there were 32,718,204 shares of the registrant's Common Stock, $.001 par value, outstanding. The aggregate market value of the registrant's voting stock held by nonaffiliates as of September 15, 2000 was approximately $926 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, scheduled to be held on November 15, 2000, are incorporated by reference in Part III hereof.

                         Hyperion Solutions Corporation

                                    Form 10-K


                                    CONTENTS

                                                                                       PAGE
Item 1.  Business ................................................................       2

Item 2.  Properties ..............................................................      17

Item 3.  Legal Proceedings .......................................................      17

Item 4.  Submission of Matters to a Vote of Security Holders .....................      17

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters      18

Item 6.  Selected Consolidated Financial Data ....................................      19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...............................................      20

Item 8.  Report of Independent Accountants, Financial Statements
         and Supplementary Data ..................................................      31

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure ................................................      57

Item 10. Directors and Executive Officers of the Registrant ......................      57

Item 11. Executive Compensation ..................................................      57

Item 12. Security Ownership of Certain Beneficial Owners and Management ..........      57

Item 13. Certain Relationships and Related Transactions ..........................      57

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .........      58

Signatures .......................................................................      61


(C) Copyright 2000 Hyperion Solutions Corporation. All rights reserved. Hyperion, Essbase, Hyperion Pillar and Hyperion Enterprise are registered trademarks of Hyperion Solutions Corporation. Hyperion Solutions, the Hyperion "H" logo, What's Going On, Essbase-Ready, Hyperion Essbase OLAP Server, Hyperion Web Site Analysis Suite, Hyperion Customer Interaction Center, Hyperion Planning, Hyperion Financial Management, Hyperion Application Link, Hyperion Allocations Manager, Hyperion Performance Scorecard, Hyperion Activity Based Management, Hyperion Enterprise Reporting, Hyperion Reports, Hyperion Analyzer, Hyperion Integration Server, Hyperion Application Builder, Hyperion Essbase API, Hyperion Essbase Application Manager, Hyperion Essbase Currency Conversion, Hyperion Essbase Partitioning Option, Hyperion Objects, Hyperion Essbase SQL Interface, Hyperion Field Services Analysis, Hyperion Product Quality Analysis, Hyperion Essbase Spreadsheet Add-in, Hyperion Essbase Spreadsheet Toolkit, Hyperion Web Gateway and HyperionReady are trademarks of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners.

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained in this report on Form 10-K and the Annual Report to shareholders of which this Form 10-K is a part, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed below under "Market Risks" and "Factors that May Affect Future Results". Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in this Annual Report. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


                                     PART I

ITEM 1. BUSINESS


GENERAL

     Founded in 1991, Hyperion Solutions Corporation (the "Company" or "Hyperion") develops, markets and supports business analysis software, which helps turn raw data into business information. The Company's products and services enables companies and their employees to plan, manage, and execute business strategies to achieve faster revenue and profit growth, and ultimately create value for their shareholders.

     Hyperion's products analyze the raw data captured in operational systems, which improves the return on investment that organizations have made in enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), marketing automation, Web and e-commerce systems and data warehouses.

     Hyperion provides a full suite of applications that cover analytical needs across a wide variety of functional areas extending from "front office" to "back office." Hyperion uses its best of breed technology - Hyperion Essbase OLAP Server - as the foundation of its comprehensive enterprise analysis platform. This on-line analytical processing ("OLAP") server technology, along with packaged business analysis applications, and an extensive family of application development tools and data and application integration technologies give Hyperion one of the deepest and broadest product offerings in the market. In addition, Hyperion offers highly rated support and services from offices in 26 countries, and works with over 400 partners to provide solutions to more than 6,000 customer organizations worldwide.

     Hyperion and its network of over 400 partners deliver Web and mobile-enabled solutions that address a broad range of cross-industry and industry-specific business analysis requirements. These include performance measurement; financial planning, analysis and consolidation; management reporting; customer relationship analysis; partner relationship analysis; product profitability; budgeting, planning and forecasting; and demand and capacity planning. Hyperion is headquartered in Sunnyvale, California.

INDUSTRY BACKGROUND

     In response to today's competitive pressures, most businesses need faster revenue and profit growth, which ultimately leads to value creation. They also need analysis support for the full business cycle, including its reporting, analyzing, modeling and planning stages. They require systems and processes that facilitate faster, better decisions in relation to opportunities and threats, support for increasingly collaborative planning and help in driving execution of those decisions and plans.

     At the same time, organizations generate significant volumes of transaction level data within their sales, marketing, service, support, development, manufacturing, finance and administrative systems. This data is typically captured in different formats in a variety of information systems. Web and e-commerce initiatives have added another important but disparate source of data about employees, customers, suppliers, partners and competitors. Data is also obtained from external sources for use in applications such as competitive benchmarking.

     Business analysis software helps turn this raw data into "Business Information." At its best, software (such as Hyperion's) provides a full "circle of analysis," often starting with helping the organization to get a 360 degree view of their customers from a number of touchpoints. But it should not end there. The customer analysis should be linked to analysis of other company data, including operational, supplier, employee and financial. Organizations want the flexibility to start with their most pressing analysis needs, such as financial or performance analysis, and then incorporate customer analysis - as they complete the circle.

     Hyperion believes that customers will increasingly demand a full suite and integrated platform approach that supports more effective decision-making and faster revenue and profit growth. The applications, technology foundation and associated tools and services which comprise a company's business analysis platform must be specifically designed to leverage the return on the investment that organizations have already made in raw data collection and operational systems.

     This strategic approach is in contrast to the tactical manner in which some organizations address analysis requirements today. Using standalone applications, query and reporting tools and spreadsheets, for example, employees in different functional areas conduct analyses that are potentially incomplete or inaccurate. Deployment of a common business analysis platform helps employees execute the basic management cycle of reporting, analyzing, modeling and planning by providing consistent information. Additionally, it allows an organization to create and execute strategic, financial and operational plans that are in alignment.

     To be useful, all of the data to be analyzed must also be accessed, cleansed, transformed, extracted and then analyzed using an assortment of sophisticated quantitative methods. It must be summarized, visualized and presented in a variety of formats - from spreadsheets and specialized financial report formats, to multidimensional views and graphical Web-based presentations
- that are meaningful and intuitive to users throughout the organization. Since most global organizations use multiple operational systems that capture data in different formats, integrating and interpreting this enterprise data is an increasingly critical requirement. To take full advantage of the value of the data stored in existing systems and accelerate decision-making requires specific business analysis software that provides data quality and integrity, scalability and ease of use across the organization.

     Hyperion believes that the business analysis software market is developing as a historical parallel of the relational database applications market. The business analysis software market includes two significant segments: the "buy" market supported by packaged (or "pre-built") analysis applications, and "custom-built" analysis applications, in both cases based on key technologies that include OLAP servers, data and application integration technologies, and Web-enabled reporting, analysis, presentation and application development tools. Organizations demand the availability of both "custom-built" and "pre-built" solutions to accommodate current and future requirements. Historically, companies initially purchased relational databases and developed applications with in-house or third party resources. Later, as packaged applications such as ERP and CRM suites became more fully functional and general purpose in scope, the total life cycle cost of ownership decreased sufficiently to create a commercial market opportunity. As expected, organizations are increasingly buying packaged business analysis applications when feasible and OLAP tools and technologies to develop custom analysis applications in-house to meet their more specialized needs.

     The Company believes that, in the business analysis software market as in the relational database market, applications drag technologies and vice versa. Both create network effects. "Network effects" means that the greater the number of solutions that are available on a platform, the more valuable that platform becomes to customers. Hyperion believes that it must fully embrace partners to maximize the number of third-party solutions available on the Hyperion platform to be successful in the business analysis software market.

     Hyperion's business analysis platform is comprehensive, scalable, open and enterprise-class and meets industry needs with a full suite and platform approach specifically designed to leverage return on the investment organizations have already made in raw data collection and operational systems. Business analysis software represents the next logical step in the evolution of enterprise application software and has spawned an industry that will exceed $11.6 billion in the next four years, according to industry analysts. Hyperion is currently the leader in this fast growing, global business analysis software market.

STRATEGY

     Hyperion's objective is to be the leading global provider of business analysis software products and services. These products and services give the Company's customers the power to leverage their information assets for strategic purposes and enable organizations to improve customer service, make additional sales to existing customers and successfully exploit new market opportunities to drive profitable growth. The Company intends to accomplish this by continuing to enhance its scalable, easy-to-use, cross-platform OLAP technology and tools, bringing more packaged business analysis applications to market faster, basing these applications and related services on its OLAP technology, and expanding its network of partners. Hyperion intends to deliver business analysis solutions for emerging market requirements such as performance management, electronic customer relationship management ("eCRM") analysis, supply-chain management ("SCM") analysis, trading exchange analysis, workforce and skills management analysis and industry-specific analyses. The Company also intends to enable these solutions for new mobile-based information delivery technologies such as wireless application protocol ("WAP").

     Hyperion believes that a high level of customer service and the resultant high level of customer satisfaction is critical to the successful marketing and sales of its existing and new products. The Company provides a broad range of worldwide consulting, training and support services that help its customers and partners implement, customize, enhance, support and extend its business analysis platform. In response to market conditions, Hyperion is committed to building a world-class workforce to deliver these offerings. Hyperion is also committed to supporting the more than 400 partners that deliver complementary products and services, meeting a wide variety of customer requirements. These solutions include additional packaged business analysis applications, data and application integration technologies, tools, custom application development and implementation and training services, all of which use the Company's OLAP server technology as the foundation. The Company believes that the number of partners offering solutions based on Hyperion applications and technology coupled with sustained growth in new partnerships validate its business analysis platform as an emerging standard. These partner relationships increase the network effects of Hyperion's business analysis platform, enhance the Company's market reach and provide Hyperion customers with comprehensive solutions that deliver greater flexibility and choice.

     Key elements of the Company's strategy include:

     Leverage Existing Market Leadership Position. The Company plans to enhance its OLAP technology, Hyperion Essbase OLAP Server, with even greater scalability and ease of use features and tighter integration with relational data sources. The Company intends to actively seek the co-development of vertical and horizontal applications based on Hyperion Essbase with outside organizations. The Company also intends to embed Hyperion Essbase as a key differentiator in all of its business analysis applications. Hyperion believes that these activities will increase the ability of the Company and its partners to deliver an integrated suite of business analysis applications across key market areas. The Company believes its key strengths are its established distribution channels and comprehensive strategic technology platform for business analysis, but also believes that its proven domain expertise and credibility gained from market leadership in the financial applications area can be leveraged to win business in new markets.

     Increase Focus and Penetration of Key Markets. The Company plans to focus its intellectual capital and leverage its partners to provide best-of-breed business analysis solutions in key markets including performance management, eCRM analysis, financial analysis, supply-chain analysis, OLAP technology and tools, and data warehousing. Hyperion alliance partners will also provide additional solutions for markets outside of the Company's current areas of focus such as workforce analysis and industry-specific solutions.

     Foster Strategic Relationships. To accelerate the adoption of the Company's business analysis platform, Hyperion has established over 400 strategic relationships, including the following:

     - Application Partners include enterprise software companies such as ERP providers that either integrate their enterprise packaged application suite with Hyperion products to enhance business analysis capabilities, and/or develop horizontal or vertical business analysis applications such as budgeting, sales forecasting, demand planning or profitability analysis, using Hyperion products.

     - Tools Partners include developers of products and technologies that integrate with the Hyperion product family for enterprise information delivery and analysis. These tools include query and reporting, application development, spreadsheets, visualization, statistics, mapping and systems management.

     - Data Integration Partners include developers of software that work with the Company to provide data integration with data marts, data warehouses or packaged application suites such as ERP and customer relationship management packages.

     - Platform Partners manufacture and/or develop hardware platforms, operating systems, and relational databases supported by the Hyperion products.

     - Complementary Technology Partners focus on the resale, implementation and support of complementary software technology that works with the Company's software products.

     - Service Partners include system integrators and consulting and education partners that sublicense Hyperion products and/or provide services including systems planning, analysis, design, development, implementation, customization, systems integration and training services to the Company's customers and partners.

     - Distribution Partners include worldwide and territory-specific organizations that sell and support Hyperion products in a specific geography.

     Hyperion's partner network enhances and expands the Company's distribution channels, and extends its business analysis platform by providing a wider range of choices for its customers.

     Design for Ease of Implementation and Ease of Use. The Company's packaged application products are designed for an end-user role in maintenance, with minimal training. By supporting familiar interfaces such as spreadsheets, Web browsers and, increasingly, mobile-based computing interfaces, users become productive more quickly. The Company also provides process-specific analysis expertise by embedding that expertise into its packaged application offerings and through its experienced consulting personnel. Following implementation, customers are able to operate self-sufficiently with trained administrators at headquarters locations and independent end-users at headquarters and at remote sites.

     Maintain Sales and Support Relationships. The Company licenses its products to customers throughout the world through a direct sales force as well as through independent distributors and sales agents in certain regions, and through reseller arrangements with other technology and application software companies, and major systems integrators ("channel partners"). Hyperion and its partners often provide installation and post-sale consulting support to build long-term customer relationships.

     Generate Follow-on Revenues. The Company generates revenues from existing customers through licensing for additional users, the cross-selling of licenses of new products and annual maintenance fees. In addition, sales of training and consulting services to existing customers represent a significant portion of the Company's total service revenues. Follow-on revenues leverage sales and marketing resources and strengthen the Company's relationships with its customers.

PRODUCTS AND SERVICES

     Hyperion offers customers an open, scalable, flexible and integrated business analysis platform which consists of: Hyperion Essbase, its OLAP server technology; four categories of packaged business analysis applications including Hyperion eCRM Analysis, Hyperion Financial Analysis, Hyperion Performance Management, and the newly announced Hyperion Supply-Chain Management Analysis; and Hyperion Tools. These products, coupled with many partner offerings, offer a suite of business analysis solutions that help customers plan, monitor, manage and execute their strategies more effectively.

HYPERION ESSBASE TECHNOLOGIES

     OLAP (Online Analytical Processing) is an enabling technology that supports a wide variety of existing and emerging business analysis applications. OLAP technology allows data to be explored well beyond the capabilities of traditional reporting systems. Using sophisticated, statistical and mathematical calculations, intuitive multidimensional views and a highly scalable architecture, it supports interactive reporting, analysis, modeling, and planning activities. The Company believes, based on independent industry analyst product evaluations and market share estimates, that its Hyperion Essbase OLAP server is the industry's leading OLAP technology.

     Hyperion Essbase OLAP Server is a strategic platform optimized for enterprise reporting, analysis, modeling and planning applications. It supports multi-user read/write access, large-scale data capacity, robust analytical calculations, and sophisticated queries. Hyperion Essbase OLAP Server facilitates intuitive data navigation by providing multidimensional views of both summary and detail data. The Company believes these capabilities reduce the time and effort involved in training new users and deliver consistent, rapid response times in network-centric computing environments with large numbers of simultaneous users. In addition to integration with standard desktop tools such as spreadsheets and Web browsers, Hyperion Essbase works with a wide range of best-in-class tools and applications from Essbase-Ready partners.

     Hyperion Integration Server is a suite of graphical tools and scalable data integration services that dramatically reduces the time and expense to create, deploy and manage business analysis applications. Hyperion Integration Server uses centralized, reusable metadata to automate the process of creating and managing business analysis applications that use Hyperion Essbase and draw data from relational sources such as data warehouses, data marts, transaction processing applications, Web and e-commerce systems, ERP and CRM packages and other front office automation and operational systems. Hyperion Integration Server allows users to navigate from summarized, calculated and derived data managed by Hyperion Essbase to detail data stored in these relational sources.

HYPERION eCRM ANALYSIS SOLUTIONS

     Hyperion provides an integrated suite of eCRM analysis applications that complement operational customer relationship management (CRM) packages with a complete family of solutions that will enable customer relationship analysis across multiple touch points and business channels. By offering an end-to-end view of customer interactions, Hyperion eCRM Analysis enables further refinement of customer-facing business processes, increases customer satisfaction and loyalty, and enhances customer lifetime value.

     Hyperion eCRM Analysis is designed to complement operational CRM packages and allow sales, service and marketing personnel to make more effective decisions based on the detailed analysis of customer relationships. Hyperion eCRM Analysis can also integrate product, financial, demographic and psychographic data from other sources to enable richer customer analyses that more accurately quantify a customer's lifetime value. Through a comprehensive family of business analysis applications, Hyperion eCRM Analysis will help its customers gain a better understanding of their customers' behaviors, needs and preferences across all touch points and deliver a true "360-degree" view of their customer relationships. The Company believes that the information gained by using its eCRM analysis applications will drive business processes refinements that lead to more satisfied customers and stronger customer relationships.

     Hyperion eCRM Analysis applications include:

     Hyperion Web Site Analysis Suite is a business analysis application that is designed to allow businesses to understand, manage, and optimize the experience of visitors to their Web sites. Hyperion Web Site Analysis Suite includes comprehensive measurements and analyses of the technical performance of Web sites that help to drive continuous improvements and increase returns from e-business investments.

     Hyperion Customer Interaction Center is a business analysis application that is designed to help organizations understand, manage and improve their customer service operations. With Hyperion Customer Interaction Center, companies can improve service levels, more effectively use customer service representatives (CSRs) and increase customer satisfaction and loyalty. Hyperion Customer Interaction Center facilitates the analysis necessary to understand and successfully manage even the most complex call center operations.

     The Company intends to expand the number of applications in Hyperion eCRM Analysis with offerings that support e-commerce analysis, field services analysis, product quality analysis, sales force analysis and customer profile analysis.

HYPERION FINANCIAL ANALYSIS SOLUTIONS

     Hyperion Financial Analysis Solutions provide comprehensive support for the reporting, analysis, modeling and planning needs of global finance organizations. Hyperion financial analysis applications are designed to improve information quality and enhance understanding of financial performance across an organization by further extending the capabilities and reach of the finance department into other functional areas of the business.

     Hyperion Pillar is a business analysis application for enterprise-wide budgeting, planning and forecasting. It is designed to increase the reliability, efficiency, and speed of combined bottom-up and top-down budgeting. By facilitating participation of line managers and business activity experts in the budgeting, planning and forecasting process, Hyperion Pillar can improve an organization's ability to respond to changing conditions and deliver immediate budget revisions and projected financial statements. Hyperion Pillar features an open architecture that eases customization and integration with third-party business applications such as spreadsheets, and enables a company to increase usage and decrease its total cost of ownership. It is appropriate for organizations seeking an advanced operational planning solution supporting many remote users and limited IT resource requirements.

     Hyperion Planning is a Web-based business analysis application designed to enable collaborative, event-based operational planning processes throughout an organization and fulfill a wide range of financial and operational needs such as budgeting and planning. Hyperion Planning provides support for the complete planning process and helps drive continuous business improvement. Using Hyperion Planning, decision-makers and front-line managers can communicate a desired course of action to facilitate effective collaboration so that the planning process is optimized and efficient. When a material event occurs that changes a critical assumption, planners can quickly adapt, ensuring that plans are relevant and useful. Hyperion Planning can improve the effectiveness of virtually any operational planning process. As contrasted with Hyperion Pillar, it is most appropriate for companies seeking a solution that delivers real-time planning, sophisticated modeling, dynamic forecasting and event-driven reallocation of resources to a large number of users.


     Hyperion Enterprise is a business analysis application designed to simplify the collection, consolidation and reporting of financial results, reduce the time organizations spend on these activities and improve financial analysis and planning capabilities. It is appropriate for global organizations seeking a comprehensive consolidation and reporting solution with many remote users and low IT support requirements.

     Hyperion Financial Management is a business analysis application designed to help organizations develop value-focused strategies, link their financial plans to these strategies and monitor the execution of those plans to deliver the expected value. Suitable for large-scale Web deployments, Hyperion Financial Management can act as a shared financial resource for thousands of users across the enterprise that facilitates collaborative efforts in the day-to-day management of the business. Hyperion Financial Management can also produce auditable reports and forecasts for external consumers, such as regulatory bodies, financial analysts, stakeholders and business partners. As contrasted with Hyperion Enterprise, it is most appropriate for companies seeking a centralized, comprehensive, extensible, Web-based financial analysis solution to unify the financial reporting, analysis, modeling and planning processes.

     Hyperion Application Link is a suite of graphical application integration services designed to reduce the time and expense required to integrate data from ERP systems, transaction-processing applications, data warehouses and other sources with packaged business analysis applications.

     Hyperion Allocations Manager is a business analysis application designed to facilitate the assignment of shared revenues, costs and capital across organizations. Hyperion Allocations Manager helps shorten the development and implementation cycles of financial analysis applications, improve application maintenance, and reduce the total cost of ownership of financial analysis solutions.

HYPERION PERFORMANCE MANAGEMENT SOLUTIONS

     Hyperion Performance Management Solutions are designed to facilitate the performance management process in strategy-focused organizations. Using strategy and accountability maps, activity-based modeling capabilities, and personalized, Web-enabled performance scorecards, Hyperion Performance Management helps businesses align activities and resources, monitor performance results and adjust strategy in a cycle of continuous improvement. Hyperion Performance Management can help employees to better understand, align with and execute their organization's strategy. As a result, they are more accountable for the results.

     Hyperion Performance Scorecard is a Web-based business analysis application designed to help employees throughout an organization gain a clear understanding of organizational strategy and accountability. Organizations that deploy Hyperion Performance Scorecard are better able to bridge the gap between strategy and execution, engage a broader range of employees in planning activities and respond more proactively to changing business conditions. Hyperion Performance Scorecard embeds industry-leading metric libraries, exposes world class benchmarking services and supports customized and standard performance measurement frameworks, including the Balanced Scorecard.

Hyperion Activity Based Management is a Web-enabled business analysis application that is designed to help manage and optimize strategy by causing assumptions about strategy to be constantly tested and revised. Using an operational approach rather than strictly financial formulas, Hyperion Activity Based Management builds sophisticated models of activities within a business process in order to determine the true cost of a customer, product or channel, for example, and promote a better understanding of resource utilization and associated operational constraints. Starting with requirements, the activity-based models determine how employees, processes and resources should be deployed to fulfill these requirements most efficiently.

HYPERION ANALYSIS TOOLS

     Hyperion Analysis Tools are designed to provide best-in-class solutions for a broad range of enterprise analysis, reporting and information delivery needs. Hyperion Analysis Tools range from solutions that work right out of the box, through to an open, standards-based framework for assembling custom business analysis applications.

     Hyperion Enterprise Reporting is an advanced financial reporting solution for Hyperion Enterprise. An intuitive graphical interface helps users create sophisticated production-quality financial reports for printing or on-line access. Embedded process-specific financial intelligence provides accurate and detailed financial information, while a comprehensive library of financial functions and calculations allow users to derive new metrics.

     Hyperion Reports delivers highly formatted management reports to an enterprise. Tightly integrated with Hyperion Essbase OLAP Server, Hyperion Reports provides versatile query and reporting capabilities that allow users to create reports from data in multiple sources. A scalable, cross-platform Report Server facilitates deployment to large user communities. These features make Hyperion Reports an appropriate solution for a wide range of enterprise reporting applications, including profit-and-loss, balance sheet and statutory reporting.

     Hyperion Analyzer delivers intuitive Web-based graphical presentation of OLAP data and interactive analysis across all levels of an organization. Designed for enterprise-wide deployment, Hyperion Analyzer can adapt to meet the information requirements of employees in different functions and at different levels of the organization. This makes it ideal for a broad range of sales, marketing, and other ad-hoc business analysis applications such as sales analysis, product profitability, and key performance measurement.

SERVICES AND SUPPORT

     Hyperion believes that a high level of customer service and the resultant high level of customer satisfaction is important to the successful marketing and sale of its products. The Company offers an extensive selection of worldwide training, consulting, and technical support services to install, implement, customize, and support its products. Consulting and training services are not included in software license fees, but are provided on a time and materials basis. Within the area of technical support, enhanced support offerings are not included in the software license fees. The Company believes that as a result of providing customers with the flexibility to select and customize the level of consulting, training, and technical support services that best meets their needs, customer satisfaction has remained high. Hyperion's services and support organization consisted of 878 employees as of June 30, 2000. Hyperion has also established a global network of partners who deliver implementation and training services.

     Under the terms of the Company's standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and Web-based support, and to any updates and enhancements provided for their software.

SALES AND MARKETING

     Hyperion markets and sells its products in the United States, Canada, Europe and Asia through its direct sales force and worldwide through original equipment manufacturers (OEMs), value-added resellers (VARs), independent distributors and sales agents. The Company supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances and user group conferences. Worldwide and regional user conferences are held annually. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to nine months. Hyperion has dedicated sales, marketing and technical alliance resources designed to optimize its partner relationships. The direct sales force is compensated for direct sales as well as sales made through indirect channel partners to ensure appropriate cooperation with the Company's OEMs and VARs, independent distributors and sales agents. The Company has licensed its software to more than 6,000 organizations worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In the past three fiscal years, no one customer accounted for more than 10% of total revenues.

     Hyperion's sales and marketing organization consisted of 678 employees as of June 30, 2000. The Company has sales offices at its headquarters in Sunnyvale, California and in other U.S. and international locations including Amsterdam, Atlanta, Baltimore, Boston, Brussels, Calgary, Charlotte, Chicago, Cincinnati, Cleveland, Copenhagen, Dallas, Denver, Detroit, Frankfurt, Hamburg, Hong Kong, Houston, Linz, London, Los Angeles, Madrid, Manchester, Melbourne, Milan, Milwaukee, Minneapolis, Montreal, Munich, Newark, New York City, Ottawa,

Paris, Philadelphia, Pittsburgh, Rome, San Diego, San Francisco, Sao Paolo, Seattle, Seoul, Singapore, Stamford, St. Louis, Stockholm, Sydney, Tokyo, Toronto, Washington, D.C. and Zurich. Product support and training are available as well through many of these locations.

     Hyperion has been able to leverage sales and marketing through its partnering strategy with channel partners that distribute or resell the Company's products in their respective markets. The Company has license and distribution agreements with independent distributors and sales agents in Argentina, Australia, Brazil, Egypt, Finland, Greece, Hungary, Israel, Japan, Korea, Mexico, New Zealand, Poland, Singapore, South Africa, Taiwan, Turkey and Switzerland, as well as other territories of North America, Europe and Asia. The distributors generally maintain sales and services personnel dedicated to the Company's products. The distribution agreements generally provide for the right to offer the Company's products within a territory, in return for royalties typically equal to 50% of license and renewal fees.

     Revenues derived from channel partners for fiscal 2000, 1999 and 1998 were 16.5%, 14% and 10.7% of total revenues, respectively. Hyperion's channel partners include, but are not limited to: Arthur Andersen LLP; Comshare, Incorporated; Deloitte & Touche LLP; Ernst & Young Technologies, Inc.; Fujitsu Limited; International Business Machines Corporation; i2 Technologies, Inc.; KPMG Consulting Inc.; Lawson Associates, Inc.; Mitsubishi Corporation; PeopleSoft, Inc.; ShowCase Corporation; Software House International; Vantage Source and Walker Interactive Systems, Inc.

     In each of its 2000, 1999 and 1998 fiscal years, approximately 34.4%, 37.6% and 31.7%, respectively, of the Company's total revenues were derived from markets outside of the United States.

RESEARCH AND DEVELOPMENT

     The Company's products have been developed by its internal staff as well as through strategic acquisitions. When developing a new product or enhancement, the Company consults with customers and other external resources to determine their requirements.

     The Company's development efforts are focused on new products, as well as on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion Enterprise, Hyperion Essbase OLAP Server, Hyperion Performance Measurement and Hyperion Pillar. During calendar year 2000, Hyperion expects to have released at least thirteen major new products or releases, a significant increase over the prior three calendar years. As of June 30, 2000, the Company's product development was performed by 496 employees located at its facilities in Sunnyvale and Foster City, California; Stamford, Connecticut; Orlando, Florida; Atlanta, Georgia; and Toronto, Canada.

COMPETITION

     The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. The Company's current and potential competitors offer a variety of reporting, analysis, modeling and planning software solutions and generally fall within four categories: (i) vendors of OLAP Server software; (ii) vendors of enterprise software applications that support transaction processes and front/back office automation; (iii) vendors of front-end information access tools; and (iv) vendors of packaged business analysis applications. While competition is intense on any individual business analysis opportunity, the Company believes that no other competitor currently has the singular focus and breadth of products and services required to deliver enterprise-wide business analysis solutions. As the visibility of business analysis solutions continues to increase with industry senior executives, Hyperion believes it is currently positioned to capitalize on the demand. As markets continue to develop for business analysis software products, additional competitors may enter or expand into those markets and competition may intensify.

     Hyperion has experienced, and expects that it will continue to experience, increased competition from current and potential competitors, some of whom have significantly greater financial, technical, marketing and other resources than the Company. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Hyperion expects additional competition as other established and emerging companies enter into the enterprise software market and new products and technologies are introduced. In addition, as the Company develops and enhances its software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

     Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Hyperion's existing and prospective customers. Further competitive pressures, such as those resulting from competitors' discounting of their products, may require the Company to reduce the price of its software products, which would materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that Hyperion will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition. See "Part I, Item 7, Risk Factors."

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. The Company has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company materially fails to meet its contractual obligations. The release of source code may increase the likelihood of misappropriation by third parties.

     Hyperion currently has a small number of patents relating to its products, including four United States patents, two foreign patents and a number of patent applications pending in the United States and abroad. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. In 1998, the U.S. Patent and Trademark Office granted two requests for reexamination of the Company's U.S. Patent No. 5,359,724 (the "'724 Patent"). The requests were made by Gentia Software in connection with its litigation with the Company over the validity and enforceability of the '724 Patent. While the litigation between Gentia and the Company has been settled, the reexamination proceedings are currently pending. See "Item 3. Legal Proceedings."

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

     The Company distributes its products under software license agreements that grant customers a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. Generally, the Company does not provide end users with the source code for its products except under the escrow arrangements as described above.

EMPLOYEES

     As of July 31, 2000, the Company employed a total of 2,464 employees, including 701 in marketing and sales, 1,416 in research and development, services and customer support, and 347 in management, administration and finance. None of the Company's employees is represented by a labor union. The Company believes its relations with employees are good.

     The executive officers of the Company as of September 15, 2000, are as follows:

             Name            Age              Position
             ----            ---              --------
     Jeffrey R. Rodek...     47     Chairman and Chief Executive Officer
     Stephen V. Imbler..     48     President and Chief Operating Officer
     David W. Odell.....     37     Chief Financial Officer
     Michael L. Sternad.     49     Chief Strategy Officer
     Beth E. Broderson..     44     Chief Marketing Officer
     Dyke J. Hensen.....     44     Chief Products Officer
     Larry J. Braverman.     40     Vice President, General Counsel and Secretary

     Jeffrey R. Rodek has served as Chairman and Chief Executive Officer of Hyperion since October 1999. He has been a member of Hyperion's Board of Directors since January 1998. Prior to joining Hyperion, Rodek served as President and Worldwide Chief Operating Officer of Ingram Micro from January 1995 to October 1999. Previously, Rodek spent 16 years at Federal Express, where he held several executive positions, including Senior Vice President of Operations, the Americas; Senior Vice President, Central Support Services; and Vice President, Financial Planning. He earned a bachelor's degree in mechanical engineering and a master's degree in business administration with an emphasis in finance from Ohio State University, where he is currently a member of the Advisory Council for the Fisher College of Business.

     Stephen V. Imbler is Hyperion's President and Chief Operating Officer. Prior to the merger between Arbor Software and Hyperion Software, Imbler held the position of Vice President and CFO at Arbor Software for three years. Imbler joined Arbor Software in 1995 from Gupta Technologies, Inc. (now Centura Software Corporation). During his tenure at Gupta, he served as Senior Vice President of Finance and Operations, and CFO. During his career, Imbler has held a variety of senior level positions, including Vice President and CFO at Quick Response Services, Inc.; several executive positions at Oracle Corporation, including Vice President, U.S. Finance and Operations, and Vice President, Finance (Oracle Corporate); and Senior Tax Manager at Peat Marwick, San Francisco. Imbler received a master's degree in public accounting from the University of Texas, is a Certified Public Accountant and holds a bachelor's degree in music from Wichita State University.

     Michael L. Sternad serves as Chief Strategy Officer for Hyperion. Sternad joined Hyperion in October 1999 as Chief Financial Officer, and brings to Hyperion more than 25 years of financial management experience. Before joining the Company, Sternad served as Worldwide Vice President of Financial Planning and Control at Ingram Micro from January 1997 to October 1999. Previously, he held financial management positions at Carson Pirie Scott & Company and Federal Express. He earned a bachelor's degree in business administration and a master's degree in business administration with an emphasis in finance from Ohio State University.

     David W. Odell joined Hyperion on August 30, 2000 as Chief Financial Officer and a Corporate Vice President. He joined Hyperion from KPMG LLP, with more than fifteen years of broad global financial experience, including accounting, risk management, information technology, and performance measurement. Elected a Partner of the Firm in 1996, and most recently based in Sydney, Australia, he managed finance and operations for KPMG's IT Risk Management business unit and was the partner responsible for the Firm's Assurance Practice engagement with Bankers Trust Australia. Mr. Odell holds a bachelor's of business administration in accounting from the University of Texas at Austin, and is a Certified Public Accountant.

     Beth E. Broderson joined Hyperion in May 2000 as the Company's Chief Marketing Officer. Previously, Broderson served as Director of Marketing at KPMG Consulting from November 1999, where she successfully developed and implemented marketing programs for its e-business solutions. For 15 years prior to that, she served in management roles at integrated marketing services companies in the United States and Europe with Hill, Holliday (an Interpublic company) and Ketchum Communications (an Omnicom company). Broderson earned a bachelor of arts degree, magna cum laude, from Boston University.

     Dyke J. Hensen was appointed the Company's Chief Product Officer in January 2000. Prior to assuming this position, Hensen served as Hyperion's Vice President of Global Channels from 1999 to 2000 and Channel Sales Director from 1997 to 1999. From 1995 to 1997, Hensen was the Channel Sales Manager for Arbor Software. Before joining Arbor, Hensen was National Sales Manager for Pilot Software's decision support division, and held sales management positions at ADP Network Services and Motorola. Hensen received a bachelor's of science in business administration, cum laude, from the University of New Hampshire, Plymouth State College.

     Larry J. Braverman is Corporate Vice President, General Counsel and Secretary of the Company. Braverman joined Arbor Software Corporation as its General Counsel in 1996 and has held his current position at the Company since the merger between Arbor Software and Hyperion Software in 1998. From 1990 to 1995, Braverman worked in various positions in the Legal Department at Lotus Development Corporation, most recently as Senior Corporate Counsel. In 1996, Braverman provided legal services to Parametric Technology Corporation on a consulting basis. Braverman received a B.A. from Columbia College and a J.D. from Columbia Law School. Braverman is admitted to the Bars of the States of California and Massachusetts.

ITEM 2. PROPERTIES

     Hyperion's principal administrative, sales and services, marketing, and research and development facilities are principally located in Sunnyvale and Foster City, California, Stamford, Connecticut, Toronto, Canada, Atlanta, Georgia and Orlando, Florida. The Company occupies approximately 100,000 square feet at its headquarters in Sunnyvale, California, pursuant to a lease which expires in December 2002. The Company also owns and occupies approximately 230,000 square feet in Stamford, Connecticut. The Stamford site permits future expansion of approximately 300,000 square feet of additional space. The Company also leases office space throughout the world for its local sales and services needs. Hyperion believes that its existing facilities are adequate for its current needs; however, if additional space is needed in the future, Hyperion believes that suitable additional or alternative space will be available on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

     On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion's U.S. Patent No. 5,359,724 with the United States Patent and Trademark Office (the "PTO") arguing that the '724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed a request for a second reexamination of the '724 patent with the PTO based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the `724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. The Company believes that the outcome of such action will not have a material adverse effect on the financial position of the Company.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol "HYSL." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the Nasdaq National Market.

     ----------------------------------------------------------------------
      FISCAL 1999:                                 HIGH         LOW
     ----------------------------------------------------------------------
         First quarter                           $40 1/2       $19 3/4
         Second quarter                           36 1/8        12
         Third quarter                            21 7/16       12 1/4
         Fourth quarter                           18 1/4         9 7/8
     ----------------------------------------------------------------------
      FISCAL 2000:                                 HIGH         LOW
     ----------------------------------------------------------------------
         First quarter                           $24 3/8       $15 1/8
         Second quarter                           44            18 5/8
         Third quarter                            65            28 3/8
         Fourth quarter                           35            20
     ----------------------------------------------------------------------
      FISCAL 2001:                                 HIGH         LOW
     ----------------------------------------------------------------------
      First quarter (through September 15th)     $34 15/16     $22


     As of September 15, 2000, the Company had 249 stockholders of record and approximately 14,000 beneficial holders of its common stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                                              FOR THE YEAR ENDED JUNE 30,
                                       -------------------------------------------------------------------------
                                          2000            1999            1998            1997            1996
                                       -------------------------------------------------------------------------
STATEMENT OF INCOME DATA
 REVENUES
   Software licenses                   $ 240,326       $ 205,991       $ 214,297       $ 151,202       $ 111,842
   Maintenance and services              256,579         218,894         162,796         119,011          86,116
                                       -------------------------------------------------------------------------
Total revenues                           496,905         424,885         377,093         270,213         197,958
                                       -------------------------------------------------------------------------

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                       8,782           7,799          10,335           7,866           5,486
   Maintenance and services              141,915         115,265          93,829          72,929          54,167
Sales and marketing                      191,414         164,913         133,124          96,009          69,544
Research and development                  70,199          63,813          48,957          40,000          30,524
Acquired in-process technology                                             3,000                           2,000
General and administrative                44,437          38,500          35,557          23,807          19,091
Merger costs (credits)                      (305)         19,473
Restructuring charge                       2,066
Asset valuation and restructuring                                                          4,400
                                       -------------------------------------------------------------------------
Total costs and expenses                 458,508         409,763         324,802         245,011         180,812
                                       -------------------------------------------------------------------------
OPERATING INCOME                          38,397          15,122          52,291          25,202          17,146
Interest income                           13,010          11,029           5,031           3,430           2,252
Interest expense                          (5,588)         (5,378)           (641)           (591)           (547)
                                       -------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                45,819          20,773          56,681          28,041          18,851
Provision for income taxes                17,000          12,800          21,924          10,337           6,516
                                       =========================================================================
NET INCOME                             $  28,819       $   7,973       $  34,757       $  17,704       $  12,335
                                       =========================================================================

EARNINGS PER SHARE
     Basic                             $     .91       $     .26       $    1.19       $     .64       $     .57
     Diluted                           $     .87       $     .26       $    1.13       $     .61       $     .45
AVERAGE NUMBER OF SHARES
 OUTSTANDING
     Basic                                31,665          30,196          29,121          27,537          21,728
     Diluted                              33,107          30,855          30,770          29,261          27,544

CASH GENERATED BY OPERATING
 ACTIVITIES                            $  27,774       $  43,160       $  87,571       $  49,703       $  42,946

                                                                 JUNE 30,
                                     ----------------------------------------------------------------
                                       2000          1999          1998          1997          1996
                                     ----------------------------------------------------------------
BALANCE SHEET DATA
Cash and short-term investments      $295,159      $271,856      $257,347      $ 95,910      $ 79,024
Working capital                       297,745       230,910       218,033        72,480        59,518
Total assets                          589,891       512,894       476,665       278,228       225,331
Deferred revenue                       88,828        81,089        63,724        50,573        40,613
Total long-term debt                  102,518       103,752       107,314         8,102         9,429
Stockholders' equity                  309,861       240,776       213,225       155,609       124,309

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------------------------------------------------------------------------------

     Hyperion Solutions Corporation (the "Company" or "Hyperion") develops, markets and supports business analysis software, which helps turn raw data into business information. The Company's products and services enables companies and their employees to plan, manage, and execute business strategies to achieve faster revenue and profit growth, and ultimately create value for their shareholders. The Company's products analyze the raw data captured in operational systems, which improves the return on investment that organizations have made in enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), marketing automation, Web and e-commerce systems and data warehouses.

     Hyperion provides a full suite of applications that cover analytical needs across a wide variety of functional areas extending from "front office" to "back office." Hyperion uses its best of breed technology - Hyperion Essbase OLAP Server - as the foundation of its comprehensive enterprise analysis platform. This online analytical processing ("OLAP") server technology, along with packaged business analysis applications, and an extensive family of application development tools and data and application integration technologies give Hyperion one of the deepest and broadest product offerings in the market. In addition, Hyperion offers highly rated support and services from offices in 26 countries, and works with over 400 partners to provide solutions to more than 6,000 customer organizations worldwide.

     Hyperion and its network of over 400 partners deliver Web and mobile-enabled solutions that address a broad range of cross-industry and industry-specific business analysis requirements. These include performance measurement; financial planning, analysis and consolidation; management reporting; customer relationship analysis; partner relationship analysis; product profitability; budgeting, planning and forecasting; and demand and capacity planning. The Company is headquartered in Sunnyvale, California.

Hyperion derives revenues from licensing its software products and providing related software maintenance and support, product installation and implementation, and training services. Customers are billed an initial license fee for the software upon delivery. A maintenance fee entitling customers to routine support and product updates is billed annually. With operations in twenty-six countries, Hyperion licenses its products throughout the world through a direct sales force and through independent distributors and sales agents, including other technology and application software companies, and major systems integrators ("channel partners"). The Company includes in revenues its net share of revenues generated by channel partners. In the event that an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES

                                                      YEAR ENDED JUNE 30,
                                 -------------------------------------------------------
                                   2000       CHANGE      1999       CHANGE       1998
                                 -------------------------------------------------------
                                                    (dollars in thousands)
Software licenses                $240,326      16.7%    $205,991      (3.9)%    $214,297
Percentage of total revenues         48.4%                  48.5%                   56.8%
----------------------------------------------------------------------------------------
Maintenance and services         $256,579      17.2%    $218,894      34.5%     $162,796
Percentage of total revenues         51.6%                  51.5%                   43.2%
----------------------------------------------------------------------------------------

Software license revenues rose in fiscal 2000 over the prior fiscal year primarily as a result of an increase in the number of licenses sold (unit volumes) versus, for example, price increases. The growth in software sales was led by increased sales force productivity and demand for the Company's business analysis software.

Software license revenues declined in fiscal 1999 versus fiscal 1998 primarily as a result of a decrease in the number of licenses sold (unit volume) versus, for example, price decreases. Moreover, due primarily to merger integration related activities, including sales and marketing execution issues, software sales were less than the Company plan, particularly in North America beginning in the December 1998 quarter. The Company appointed new sales leadership and expanded its sales training and lead generation programs, resulting in sales productivity improving gradually each quarter through the balance of fiscal 2000.

Service and annual maintenance revenue grew in fiscal 2000, albeit at a slower rate than in the prior fiscal year, due to reduced license revenue volumes in fiscal 1999 and the first half of fiscal 2000.

Revenues generated from markets outside the United States, including export sales, for fiscal 2000, 1999 and 1998 were $171.1 million, $159.9 million and $119.6 million, or 34.4%, 37.6% and 31.7% of total revenues, respectively. Revenue growth was particularly strong in France, Italy and Scandinavia in fiscal 2000, and in France, Italy and the Netherlands in fiscal 1999.

Revenues derived from channel partners for fiscal 2000, 1999 and 1998 were 16.5%, 14% and 10.7% of total revenues, respectively.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Effective July 1, 1998, the Company adopted the SOP, as amended, and the impact on operating results for the fiscal year was not material. However, should the Company adopt new licensing practices or change its current ones, in response to a preference from the market or otherwise, then the Company's revenue recognition practices may be subject to significant change to comply with the accounting requirements of the SOP, as amended.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2001. Management is currently assessing the impact that adoption of SAB No. 101 will have on the Company's financial statements.

COST OF REVENUES

                                                   YEAR ENDED JUNE 30,
                               -------------------------------------------------------
                                 2000       CHANGE      1999       CHANGE       1998
                               -------------------------------------------------------
                                                 (dollars in thousands)
Software licenses              $  8,782      12.6%    $  7,799     (24.5)%    $ 10,335
Gross profit percentage            96.3%                  96.2%                   95.2%
--------------------------------------------------------------------------------------
Maintenance and services       $141,915      23.1%    $115,265      22.8%     $ 93,829
Gross profit percentage            44.7%                  47.3%                   42.4%
--------------------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues in fiscal 2000 over the prior fiscal year principally reflects royalty fees related to third-party software distributed by the Company and an increase in amortization expense of certain intangible assets related to business and technology asset acquisitions. The increase is offset, to a lesser extent, by a decrease in amortization of capitalized software costs.

The nonrecurring increase in the cost of software license revenues in fiscal 1998 principally reflected royalty fees related to third-party software distributed by the Company in 1998.

The increases in the cost of maintenance and service revenues for fiscal 2000 and 1999 were due primarily to additional staffing expense for both installation and ongoing support services.

OPERATING EXPENSES

                                                     YEAR ENDED JUNE 30,
                                 ------------------------------------------------------
                                    2000      CHANGE       1999      CHANGE       1998
                                 ------------------------------------------------------
                                                  (dollars in thousands)
Sales and marketing              $191,414      16.1%    $164,913      23.9%    $133,124
Percentage of total revenues         38.5%                  38.8%                  35.3%
---------------------------------------------------------------------------------------
Research and development         $ 70,199      10.0%    $ 63,813      30.3%    $ 48,957
Percentage of total revenues         14.1%                  15.0%                  13.0%
---------------------------------------------------------------------------------------
General and administrative       $ 44,437      15.4%    $ 38,500      8.3%     $ 35,557
Percentage of total revenues          8.9%                   9.1%                   9.4%
---------------------------------------------------------------------------------------

For the most part, the increase in sales and marketing expenses in fiscal 2000 was due to a net increase in sales and marketing personnel. In fiscal 1999, sales and marketing expenses rose over fiscal 1998 for the same reason.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities. In fiscal 2000, 1999 and 1998, the Company capitalized $2.6 million, $1.8 million and $2.7 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments and represented 3.5%, 2.7% and 5.2% of total research and development expenditures (excluding acquired in-process technology). Capitalized software costs are amortized over the estimated economic life of the product, but generally not for more than three years.

The increase in general and administrative expenses for fiscal 2000 resulted, for the most part, from an increase in personnel costs incurred to manage and support the growth of the Company's overall operations, offset to a lesser extent by a change in accounting estimates of $3.7 million, primarily related to product warranties for older product lines and the reduction of tax contingencies in various jurisdictions.

The increase in general and administrative expenses for fiscal 1999 resulted, for the most part, from increases in personnel and professional services costs incurred to manage and support the growth of the Company's overall operations. Also, the increase in 1999 was net of the $1.2 million charge incurred in the first quarter of 1998 for additional support expenses associated with certain discontinued Hyperion products.

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

In fiscal 2000, the Company recorded a one-time charge to operations of approximately $2.1 million, $1.3 million after taxes, associated with restructuring its European operations and costs associated with outsourcing its North American-based accounting department. This charge is comprised primarily of severance costs.

INTEREST INCOME AND EXPENSE

                                     YEAR ENDED JUNE 30,
                     ---------------------------------------------------
                       2000      CHANGE     1999       CHANGE     1998
                     ---------------------------------------------------
                                   (dollars in thousands)
------------------------------------------------------------------------
Interest income      $13,010      18.0%    $11,029     119.2%    $5,031
------------------------------------------------------------------------
Interest expense     $(5,588)      3.9%    $(5,378)    739.0%    $ (641)
------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest income grew in fiscal 2000 due to the increase in cash available for investment. Growth in the prior year was also due to the increase in cash available for investment, resulting from the issuance in March 1998 of $100 million of 4.5% convertible subordinated notes and from operations.

PROVISION FOR INCOME TAXES

Excluding the impact of merger costs in the prior year, the Company's effective income tax rate remained substantially unchanged at approximately 37%.

NET INCOME

As a result of the above factors, net income for 2000 increased to $28.8 million, or by 261%, from $8 million for 1999. Net income decreased 77.1% in 1999, from $34.8 million for 1998. Excluding the nonrecurring charges, the Company would have had net income of $30 million, $25.4 million and $37.8 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

To date, the overall impact of inflation on the Company has not been material.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter ending on or after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 amends certain of the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company will adopt SFAS 133, as amended, in its quarter ending September 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments and, accordingly, does not believe implementation of SFAS 133 will have a material effect on its financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the financial position of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RISK FACTORS AND QUARTERLY FINANCIAL INFORMATION

MARKET RISKS

At June 30, 2000, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $32.8 million (see Notes A and C of the accompanying financial statements). The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2000, the decline in the fair value of the portfolio would not be material.

The Company's long-term debt bears interest, for the most part, at a fixed rate (see Note G of the accompanying financial statements) and, therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact the Company's financial statements.

Approximately one-third of the Company's sales, cost of sales and marketing is transacted in local currencies. As a result, the revenue and expenses associated with the Company's operations from markets outside the United States are subject to foreign exchange rate fluctuations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

GENERAL ECONOMIC CONDITIONS. The revenue growth and profitability of the Company depends on the overall demand for computer software and services, which in turn depends on general economic and business conditions. A softening of demand for computer software caused by weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that the Company will be able to effectively promote revenue growth rates in all economic conditions.

COMPETITIVE ENVIRONMENT. The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects that it will continue to experience increased competition from current and potential competitors, some of whom may have significantly greater financial, technical, marketing and other resources than the Company. Hyperion expects additional competition as other established and emerging companies enter into the enterprise business analysis software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition. See "Part I, Item 1, Competition."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, any broadly based changes to the Company's or its competitors pricing packaging or distribution models could lead to a decline or delay in sales as the Company's sales force and its customers adjust to the new models. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial position if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

HIRING AND RETENTION OF EMPLOYEES. The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel. Hyperion's future success also depends on its continuing ability to attract and retain highly qualified technical, sales, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. Hyperion has at times experienced and continues to experience difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales and marketing personnel. If Hyperion is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

BACK-ENDED QUARTERS. Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses.

INTERNATIONAL OPERATIONS. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


exchange rates in certain countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar could have a material adverse effect on the Company's business, operating results and financial condition.

ORGANIZATIONAL AND PRODUCT INTEGRATION RELATED TO ACQUISITIONS. The Company has made and expects to continue to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in acquisitions of businesses, including but not limited to: the possibility that the Company pays more than the value it derives from the acquisition; the difficulty of integrating the operations and personnel of the acquired businesses; the potential product liability associated with selling the acquired company's products; the potential disruption of the Company's ongoing business and the distraction of management from the Company's business. These factors could have a material adverse effect on the Company's business, results of operations or financial position, especially in the case of a large acquisition.

NEW PRODUCT INTRODUCTION. The Company competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company's failure to successfully enhance and improve its products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product could have a material adverse effect on the Company's business, results of operations or financial position.

PARTNER SUPPORT OF HYPERION ESSBASE API. Hyperion's future success will depend in part upon the availability of third party tools and applications that address customer requirements and work with Hyperion's business analysis platform and Hyperion Essbase through the Hyperion Essbase Application Programming Interface ("API"). Failure by third parties to support the Company's API, or failure by the Company to maintain, develop and market competitive business analysis applications or to adopt industry standard APIs, if and when they emerge, could materially adversely affect the Company's business, operating results and financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CONVERSION OF INTERNAL FINANCIAL SYSTEMS. The Company is in the process of reengineering certain of its internal financial management processes and migrating its internal financial systems to an ERP solution provided through an outsourcing engagement with Arthur Andersen LLP. Arthur Andersen began performing certain accounting functions for the Company in July 2000. The Company currently anticipates that the transition of remaining identified activities will be completed by the end of fiscal 2001. There can be no assurance, however, that such migration will be completed on schedule or will not cause a disruption to the Company's operations or any resulting disruption will not have an adverse impact on the Company's business, operating results and financial condition.

SALES FORECASTS. The Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of all proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. Management aggregates these estimates periodically in order to generate a sales pipeline. Management compares the pipeline at various points in time to look for trends in the Company's business. While this pipeline analysis is useful to management in business planning and budgeting, these pipeline forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations.

SALES FORCE TRANSITION. The Company has restructured or made other adjustments to its sales force operations in the past and may do so in the future. These changes have historically resulted in temporary sales productivity issues in the short term.

ENFORCEMENT OF THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. See "Part I, Item 1, Proprietary Rights and Licenses."

POSSIBILITY OF INFRINGEMENT CLAIMS. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. See "Part I, Item 1, Proprietary Rights and Licenses."

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by the Company or its competitors, changes in the Company's or its competitors' results of operations, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas or business units, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of the Company's Common Stock could be adversely affected by such fluctuations.

QUARTERLY RESULTS

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

                                                                   Quarter Ended
                       ----------------------------------------------------------------------------------------------------------
                       June 30,     March 31,       Dec. 31,     Sept. 30,    June 30,        March 31,    Dec. 31,     Sept. 30,
                         2000         2000            1999         1999         1999            1999         1998         1998
                       ----------------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share data)
                                                                    (unaudited)
Total revenues         $148,064     $125,798        $115,793     $107,250     $111,399        $101,646     $106,958     $104,882
Operating income
  (loss)                 12,335        8,478(b)        9,347        8,237        9,657(a)        2,924       12,124       (9,583)(a)
Net income (loss)         9,108        6,613(b)        7,073        6,025        6,679(a)        2,579        8,648       (9,933)(a)
Diluted earnings
  (loss) per share          .27          .19(b)          .22          .19          .22(a)          .08          .28         (.33)(a)

(a) Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge accrued in the September quarter for merger costs and the related $(2.3) million ($(1.3) million after tax) credit recorded in the June quarter, the Company would have had operating income of $12.2 million and $7.3 million, and net income of $8.8 million and $5.4 million or $.28 and $.17 per pro forma diluted share, for its first quarter ended September 30, 1998 and its fourth quarter ended June 30, 1999, respectively.
(b) Excluding the $2.1 million ($1.3 million after tax) nonrecurring charge accrued in the March quarter for restructuring, the Company would have had operating income of $10.5 million and net income of $7.9 million or $.23 per pro forma diluted share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. For fiscal years 2000, 1999 and 1998, the Company generated positive cash flow from operations of $27.8 million, $43.2 million and $87.6 million, respectively.

Cash used by investing activities amounted to $26 million for fiscal 2000, including $21.8 million primarily for purchases of computer equipment and software.

Financing activities in fiscal 2000, including stock options exercised by employees and payments of indebtedness, generated net cash of $30.7 million. In connection with the stock options exercised by certain of its employees (for a total of 1,774,000 common shares), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $8.6 million for the year ended June 30, 2000. The Company also made principal payments of $4.5 million related to the loan agreement with the Connecticut Development Authority (the "CDA") governing the $9.5 million mortgage loan issued to the Company by the CDA in 1995 to purchase an office and research facility in Stamford, Connecticut.

As of June 30, 2000, the Company had cash, cash equivalents and short-term investments of $295.2 million, working capital of $297.7 million, and $102.5 million of long-term debt. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $30 million for its 2001 fiscal year. The Company intends to continue to review potential acquisitions and business alliances that it believes would enhance its growth and profitability.

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

                  ITEM 8. REPORT OF INDEPENDENT ACCOUNTANTS,
                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Hyperion Solutions Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


San Jose, California
July 28, 2000

                         Hyperion Solutions Corporation

                           Consolidated Balance Sheet
                      (in thousands, except per share data)


                                                                                 JUNE 30,
                                                                           2000            1999
                                                                        -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 262,408       $ 233,515
   Short-term investments                                                  32,751          38,341
   Accounts receivable -- net of allowances of $16,250 and $11,800        161,883         110,744
   Prepaid expenses and other current assets                                8,349           6,290
   Deferred income taxes                                                    9,866          10,386
                                                                        -------------------------
TOTAL CURRENT ASSETS                                                      475,257         399,276

Property and equipment -- at cost, less accumulated depreciation
   and amortization of $78,694 and $65,444                                 71,669          75,456
Acquired technologies, goodwill and other intangible assets -- at
   cost, less accumulated amortization of $24,434 and $17,186              25,942          26,522
Other assets                                                               17,023          11,640
                                                                        -------------------------
Total assets                                                            $ 589,891       $ 512,894
                                                                        =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                $  49,933       $  55,012
   Accrued employee compensation and benefits                              32,572          29,920
   Income taxes payable                                                     6,179           2,345
   Deferred revenue                                                        88,828          81,089
                                                                        -------------------------
TOTAL CURRENT LIABILITIES                                                 177,512         168,366

Long-term debt                                                            102,518         103,752

Stockholders' equity:
   Preferred stock -- $.001 par value; 5,000 shares authorized;
     none issued
   Common stock -- $.001 par value; 300,000 shares authorized;
     32,616 and 30,842 shares issued and outstanding                           33              31
   Additional paid-in capital                                             197,376         153,545
   Retained earnings                                                      119,736          90,917
   Currency translation adjustments                                        (7,284)         (3,717)
                                                                        -------------------------
TOTAL STOCKHOLDERS' EQUITY                                                309,861         240,776
                                                                        -------------------------
Total liabilities and stockholders' equity                              $ 589,891       $ 512,894
                                                                        =========================

See accompanying notes.

                         Hyperion Solutions Corporation

                        Consolidated Statement of Income
                      (in thousands, except per share data)


                                                     YEAR ENDED JUNE 30,
                                             2000            1999            1998
                                          -----------------------------------------
REVENUES
   Software licenses                      $ 240,326       $ 205,991       $ 214,297
   Maintenance and services                 256,579         218,894         162,796
                                          -----------------------------------------
Total revenues                              496,905         424,885         377,093
                                          -----------------------------------------

COSTS AND EXPENSES
Cost of revenues:
   Software licenses                          8,782           7,799          10,335
   Maintenance and services                 141,915         115,265          93,829
Sales and marketing                         191,414         164,913         133,124
Research and development                     70,199          63,813          48,957
Acquired in-process technology                                                3,000
General and administrative                   44,437          38,500          35,557
Merger costs                                   (305)         19,473
Restructuring charge                          2,066
                                          -----------------------------------------
Total costs and expenses                    458,508         409,763         324,802
                                          -----------------------------------------
OPERATING INCOME                             38,397          15,122          52,291

Interest income                              13,010          11,029           5,031
Interest expense                             (5,588)         (5,378)           (641)
                                          -----------------------------------------
INCOME BEFORE INCOME TAXES                   45,819          20,773          56,681

Provision for income taxes                   17,000          12,800          21,924
                                          -----------------------------------------

NET INCOME                                $  28,819       $   7,973       $  34,757
                                          =========================================

EARNINGS PER SHARE
   Basic                                       $.91            $.26           $1.19
   Diluted                                     $.87            $.26           $1.13
AVERAGE NUMBER OF SHARES OUTSTANDING
   Basic                                     31,665          30,196          29,121
   Diluted                                   33,107          30,855          30,770


See accompanying notes.

                         Hyperion Solutions Corporation


                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)

                                                        Common Stock
                                                     ------------------       Additional                          Currency
                                                                   Par          Paid-in         Retained         Translation
                                                     Shares       Value         Capital         Earnings         Adjustments
                                                    ------------------------------------------------------------------------
 Balance at June 30, 1997                             28,447       $28          $111,625        $  45,301          $(1,345)
  Exercise of stock options                            1,031         2            13,158
  Income tax benefit from exercise
     of stock options                                                              7,189
  Issuance of common stock in connection with a
     business acquisition                                 96                       3,200
  Currency translation effect                                                                                         (690)
  Net income                                                                                       34,757
                                                     ----------------------------------------------------------------------
 Balance at June 30, 1998                             29,574        30           135,172           80,058           (2,035)
  Exercise of stock options                            1,268         1            15,508
  Income tax benefit from exercise
     of stock options                                                              2,865
  Credit reflecting change in fiscal year                                                           2,886
  Currency translation effect                                                                                       (1,682)
  Net income                                                                                        7,973
                                                    ----------------------------------------------------------------------
 Balance at June 30, 1999                             30,842        31           153,545           90,917           (3,717)
  Exercise of stock options                            1,774         2            35,197
  Income tax benefit from exercise
     of stock options                                                              8,634
  Currency translation effect                                                                                       (3,567)
  Net income                                                                                       28,819
                                                    =======================================================================

 BALANCE AT JUNE 30, 2000                             32,616       $33          $197,376         $119,736          $(7,284)
                                                    =======================================================================


                 Consolidated Statement of Comprehensive Income
                                 (in thousands)

                                                                                   YEAR ENDED JUNE 30,
                                                                          2000            1999             1998
                                                                         ----------------------------------------
Net income                                                                $28,819        $ 7,973          $34,757
Currency translation adjustments                                           (3,567)        (1,682)            (690)
                                                                          ---------------------------------------
COMPREHENSIVE INCOME                                                      $25,252        $ 6,291          $34,067
                                                                          =======================================


See accompanying notes.

                         Hyperion Solutions Corporation

                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                                                             YEAR ENDED JUNE 30,
                                                                                 2000               1999             1998
                                                                               -------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $ 28,819          $  7,973         $ 34,757
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                               34,482            33,963           28,616
     Accounts receivable allowance provisions                                     8,316             8,382            5,113
     Deferred income taxes                                                       (3,368)           (4,192)          (5,364)
     Acquired in-process technology                                                                                  3,000
     Credit reflecting change in fiscal year                                                        2,886
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (59,454)          (19,138)         (25,875)
       Prepaid expenses and other assets                                         (1,514)            2,568           (2,962)
       Accounts payable and accrued expenses                                        286             4,880           24,327
       Income taxes payable                                                      12,468           (10,891)          12,808
       Deferred revenue                                                           7,739            16,729           13,151
                                                                              --------------------------------------------
Cash provided by operating activities                                            27,774            43,160           87,571
                                                                              --------------------------------------------

INVESTING ACTIVITIES
Purchases/sales of short-term investments, net                                    5,590            (2,862)         (12,275)
Purchases of property and equipment                                             (21,805)          (24,376)         (28,355)
Intangible and other assets                                                      (4,683)           (1,879)          (2,725)
Business acquisitions                                                            (5,088)          (15,395)          (2,965)
                                                                              --------------------------------------------
Cash used by investing activities                                               (25,986)          (44,512)         (46,320)
                                                                              --------------------------------------------

FINANCING ACTIVITIES
Issuance of convertible subordinated notes, net                                                                     97,000
Principal payments on notes payable                                              (4,527)             (827)          (1,292)
Exercise of stock options by employees                                           35,199            15,508           12,893
                                                                              --------------------------------------------
Cash provided by financing activities                                            30,672            14,681          108,601

Effect of exchange rate changes                                                  (3,567)           (1,682)            (690)
                                                                              --------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                            28,893            11,647          149,162
Cash and cash equivalents at beginning of year                                  233,515           221,868           72,706
                                                                              --------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $262,408          $233,515         $221,868
                                                                              ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND
 NONCASH ACTIVITIES
     Cash paid during the year for:
          Income taxes                                                         $  8,500          $ 29,087         $ 14,205
          Interest                                                                4,712             4,871              420
     Common stock issued in connection with a
          business acquisition                                                                                       3,200


See accompanying notes.

                         Hyperion Solutions Corporation

                   Notes to Consolidated Financial Statements


BUSINESS

     Hyperion Solutions Corporation (the "Company" or "Hyperion") develops, markets and supports business analysis software, which helps turn raw data into business information. The Company's products and services enable companies and their employees to plan, manage, and execute business strategies to achieve faster revenue and profit growth, and ultimately create value for their shareholders.

     Hyperion's products analyze the raw data captured in operational systems, which improves the return on investment organizations have made in enterprise resource planning ("ERP"), supply chain management ("SCM"), customer relationship management ("CRM"), marketing automation, Web and e-commerce systems, and data warehouses.

     Hyperion provides a full suite of applications, which cover analytical needs across a wide variety of functional areas extending from "front office to back office." Hyperion uses its best-of-breed technology - Hyperion Essbase OLAP Server - as the foundation of its comprehensive enterprise analysis platform. This online analytical processing ("OLAP") server technology, along with packaged business analysis applications, and an extensive family of application development tools and data and application integration technologies give Hyperion one of the deepest and broadest product offerings in the market. In addition, Hyperion offers highly rated support and services from offices in 26 countries, and works with over 400 partners to provide solutions to more than 6,000 customer organizations worldwide.

     Hyperion and its network of over 400 partners deliver Web and mobile-enabled solutions that address a broad range of cross-industry and industry-specific business analysis requirements. These include performance measurement; financial planning, analysis and consolidation; management reporting; customer relationship analysis; partner relationship analysis; product profitability; budgeting, planning and forecasting; and demand and capacity planning. Hyperion is headquartered in Sunnyvale, California.

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

                         Hyperion Solutions Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2001. Management is currently assessing the impact that adoption of SAB No. 101 will have on the Company's financial statements.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the financial position of the Company.

Current Assets and Liabilities

The Company considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents and those with remaining terms greater than three months but no more than a year are considered short-term investments. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations. All of the Company's short-term investments are classified as available-for-sale (see Note C).

                         Hyperion Solutions Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All current assets and current liabilities, because of their short-term nature, are stated at cost, which approximates market value. The fair value of the Company's 4.5% convertible subordinated debt was approximately $88.5 million at June 30, 2000, based on quoted market price. The carrying amount of the Company's mortgage loan, which provides for interest at a floating rate, approximates market value (see Note G).

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

During fiscal 2000, 1999 and 1998, the Company's research and development expenses, which are net of capitalized development costs, were $70.2 million, $63.8 million and $49 million, or 14.1%, 15% and 13% of total revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes certain software development costs. During fiscal 2000, 1999 and 1998, the Company capitalized $2.6 million, $1.8 million and $2.7 million, respectively, or 3.5%, 2.7% and 5.2% of total research and development expenditures (excluding acquired in-process technology).

Depreciation/Amortization

Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the applicable assets. (See Note D.)

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

                         Hyperion Solutions Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if converted method) and stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):


                                                                                            YEAR ENDED JUNE 30,
                                                                                   2000            1999            1998
                                                                                   ----            ----            ----
Numerator -- net income                                                           $28,819         $ 7,973         $34,757
                                                                                  =======================================

Denominator for basic EPS -- weighted-average shares                               31,665          30,196          29,121
   Effect of dilutive securities:
     Stock option rights                                                            1,442             659           1,649
                                                                                  ---------------------------------------
Denominator for diluted EPS -- adjusted weighted-average
   shares and assumed conversions                                                  33,107          30,855          30,770
                                                                                  =======================================
Basic earnings per share                                                          $   .91         $   .26         $  1.19
Diluted earnings per share                                                        $   .87         $   .26         $  1.13

Because their effect would be antidilutive, certain stock option rights for 1.7 million and 3.8 million common shares were excluded from the diluted EPS calculation for the years ended June 30, 2000, and 1999, respectively. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 (see Note G) have been excluded from the diluted EPS calculation.

Comprehensive Income

Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners.

                         Hyperion Solutions Corporation

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging - Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 amends certain of the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company will adopt SFAS 133, as amended, in its quarter ending September 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments and, accordingly, does not believe implementation of SFAS 133 will have a material effect on its financial statements.

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

                         Hyperion Solutions Corporation

B. BUSINESS COMBINATIONS AND STRATEGIC ALLIANCE (CONTINUED)

On August 24, 1998, the Company (the registrant, formerly named Arbor Software Corporation) issued 18.2 million shares of its common stock in connection with its merger with Hyperion Software Corporation. Hyperion Software, based in Stamford, Connecticut, developed, marketed and supported comprehensive, packaged analytic applications. Its products, which were sold to large organizations worldwide, draw data from multiple sources across an enterprise for applications such as reporting, ad hoc analysis, consolidation, planning, and budgeting. The business combination, which qualified as a tax-free reorganization, was accounted for as a pooling of interests. Accordingly, the financial statements have been restated for all periods presented to include Hyperion Software. Further, all common share and per share data have been restated for the pre-merger periods presented.

Hyperion Software had a fiscal year end of June 30, while Arbor Software used a March 31 year end. In connection with the merger, the Company changed its fiscal year end from March 31 to June 30 and, accordingly, the accompanying statement of income, labeled June 30, 1998, reflects the combination of the separate, historical annual financial statements of Arbor Software and Hyperion Software for the periods ended March 31, 1998 and June 30, 1998, respectively. Accordingly, the exclusion of Arbor's net income for the three months ended June 30, 1998 from stockholders' equity has been adjusted by a $2.9 million credit to retained earnings recorded in the three-month period ended September 30, 1998.

For the pre-merger period indicated, revenues and net income of the Company and Hyperion Software are as follows (in thousands):

                                              YEAR ENDED
                                            JUNE 30, 1998
                                            -------------
Revenues
   Hyperion Software                          $ 294,856
   Arbor Software                                82,237
                                              ---------
                                              $ 377,093
                                              =========
Net income
   Hyperion Software                          $  27,841
   Arbor Software                                 6,916
                                              ---------
                                              $  34,757
                                              =========

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

                         Hyperion Solutions Corporation

C. SHORT-TERM INVESTMENTS

The following table sets forth the Company's short-term investment portfolio at June 30:

                                                                    2000            1999
----------------------------------------------------------------------------------------
                                                                       (in thousands)
State and municipal bonds                                         $14,766        $  6,245
U.S. government and agency obligations                              4,999           4,999
Corporate bonds                                                    10,994          26,092
Foreign debt securities                                             1,992           1,005
-----------------------------------------------------------------------------------------
                                                                  $32,751        $ 38,341
=========================================================================================

The portfolio of securities is classified as available-for-sale. Gross realized gains and losses from the sale of such securities were not material for the years ended June 30, 2000, 1999 and 1998. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

D. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

                                                                                                 Depreciation/
                                                                                                 Amortization
                                                                     2000           1999            Period
------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)              (years)
Land                                                               $    3,800     $    3,800
Office and research facilities                                         31,479         31,434          39
Building improvements                                                   3,882          3,868        5 to 15
Furniture, equipment and software                                     100,581         91,965        2 to 7
Leasehold improvements                                                 10,621          9,833      lease term*
--------------------------------------------------------------------------------------------
                                                                      150,363        140,900
Less accumulated depreciation and amortization                         78,694         65,444
--------------------------------------------------------------------------------------------
                                                                   $   71,669     $   75,456
============================================================================================

        * Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements.

Depreciation and amortization of these assets totaled $25.6 million, $25.4 million and $21.5 million for 2000, 1999 and 1998, respectively.

                         Hyperion Solutions Corporation

E. ACQUIRED TECHNOLOGIES, GOODWILL AND OTHER INTANGIBLE ASSETS

Components of intangible assets, which relate primarily to business acquisitions, are as follows at June 30:

                                                                                    Amortization
                                                          2000           1999          Period
------------------------------------------------------------------------------------------------
                                                           (in thousands)             (years)
Acquired technologies                                  $  9,733       $  9,133         2 to 6
Goodwill                                                 11,714         11,386         4 to 20
Product distribution and service rights                   8,623          8,623         3 to 7
Product development costs                                15,436         12,858           3
Copyrights, trademarks and other                          4,870          1,708         3 to 4
------------------------------------------------------------------------------
                                                         50,376         43,708
Less accumulated amortization                            24,434         17,186
------------------------------------------------------------------------------
                                                       $ 25,942       $ 26,522
==============================================================================


Amortization of these assets totaled $8.9 million, $8.5 million and $7.1 million for 2000, 1999 and 1998, respectively.

F. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities at June 30 are as follows:

                                                                          2000            1999
------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Deferred income tax assets:
  Net operating loss carryforwards                                      $  5,590        $  4,045
  Deferred revenue                                                           164           1,056
  Accounts receivable                                                      6,554           5,053
  Intangible assets                                                        2,341           2,568
  Property and equipment                                                   6,995           5,017
  Accrued expenses                                                         3,773           4,246
  Other                                                                      146              83
------------------------------------------------------------------------------------------------
                                                                          25,563          22,068
  Less valuation allowance                                                 3,472           4,014
------------------------------------------------------------------------------------------------
                                                                          22,091          18,054
------------------------------------------------------------------------------------------------
Deferred income tax liabilities:
  Product development costs                                                1,599           1,555
  Deferred compensation                                                      625
------------------------------------------------------------------------------------------------
                                                                           2,224           1,555
-------------------------------------------------------------------- -------------- ------------
Net deferred income tax assets                                          $ 19,867        $ 16,499
================================================================================================

                         Hyperion Solutions Corporation

F. INCOME TAXES (CONTINUED)

The provision for income taxes consists of the following charges (credits):


                                                  2000          1999           1998
                                                  ----          ----           ----
                                                          (in thousands)
Current:
   U.S.                                         $16,960       $10,970        $19,450
   State                                          2,527         3,237          4,021
   Other countries                                1,481         2,785          3,817
--------------------------------------------------------------------------------------
                                                 20,968        16,992         27,288
--------------------------------------------------------------------------------------
Deferred:
   U.S.                                          (1,522)       (3,282)        (4,477)
   State                                           (447)         (821)          (691)
   Other countries                               (1,999)          (89)          (196)
--------------------------------------------------------------------------------------
                                                  3,968        (4,192)        (5,364)
--------------------------------------------------------------------------------------
                                                $17,000       $12,800        $21,924
======================================================================================

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

                                                              2000        1999        1998
                                                              ----        ----        ----
Statutory U.S. tax rate                                       35.0%       35.0%       35.0%
   State income taxes, net of U.S. tax benefit                 3.0         8.0         3.8
   Tax exempt interest                                        (4.8)       (6.2)       (1.3)
   Goodwill                                                    1.7         1.9          .3
   Acquired in-process technology                              1.8                     1.9
   Nondeductible merger costs                                             23.8
   Non-U.S. operations, including export sales                (1.1)       (2.3)        (.6)
   Change in valuation allowance                               0.3         (.6)        (.3)
   Other--net                                                  1.2         2.0         (.1)
-----------------------------------------------------------------------------------------------
Effective income tax rate                                     37.1%       61.6%       38.7%
===============================================================================================

The Company has non-U.S. net operating loss (NOL) carryforwards of $13.3 million of which $4.5 million is carried forward indefinitely and the rest expires as follows: $0.5 million in 2003, $2 million in 2004, $1 million in 2005, $0.8 million in 2006 and $4.5 million in 2007.

                         Hyperion Solutions Corporation

G. LONG-TERM DEBT

Long-term debt consists of the following at June 30:

                                                                2000             1999
                                                                ----             ----
                                                                    (in thousands)
4.5% convertible subordinated notes                           $100,000         $100,000
Mortgage payable                                                 2,518            3,752
-----------------------------------------------------------------------------------------
                                                              $102,518         $103,752
=========================================================================================

In March 1998, the Company issued $100 million of 4.5% convertible subordinated notes (the "Notes"), due 2005. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's common stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 20, 2001, at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. The Company incurred $3.3 million of costs in connection with the issuance of the Notes which have been deferred and are included in other assets. These finance costs are being recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998, and is payable semi-annually on March 15 and September 15.

As of January 1, 2000, the Company employed fewer employees in its Connecticut office than the Connecticut Development Authority (the "CDA") required in connection with a $9.5 million mortgage loan issued to the Company by the CDA to purchase the Company's Connecticut office building. As a result under the terms of the loan agreement, the Company was required to prepay $4.1 million of the outstanding principal and pay additional interest of $.2 million. In addition, the interest rate on the remaining outstanding principal increased by approximately 1.4%.

H. COMMITMENTS AND CONTINGENCIES

The Company leases office and research facilities, and certain computer and other equipment under various operating lease agreements. The leases expire at various dates through 2006.

Future minimum lease payments under all operating leases with noncancellable terms in excess of one year amount to $45.3 million as follows (in millions):
$14.5 in fiscal 2001, $11.7 in fiscal 2002, $7.7 in fiscal 2003, $4.5 in fiscal
2004 and $6.9 thereafter. In addition, certain of the facility leases provide for contingent payments based on building operating expenses. Rental expense for the fiscal years ended June 30, 2000, 1999 and 1998 under all lease agreements was $13.1 million, $11.9 million and $8.6 million, respectively.

                         Hyperion Solutions Corporation

H. COMMITMENTS AND CONTINGENCIES (CONTINUED)

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

I. COMMON STOCK ISSUED IN CONNECTION WITH EMPLOYEE BENEFIT PLANS AND EMPLOYEE SAVINGS PROGRAMS

Stock Option Programs

In August 1995, the Company's Board of Directors (the "Board") adopted, and the stockholders subsequently approved, the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"). The 1995 Plan serves as the successor equity incentive program to the Company's 1992 Stock Option Plan (the "Predecessor Plan"). Outstanding options under the Predecessor Plan were incorporated into the 1995 Plan upon effectiveness of the initial public offering. No further option grants were made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms which are essentially the same as options granted under the Discretionary Option Grant Program described below. In connection with the merger with Hyperion Software Corporation on August 24, 1998 (see Note B), the Company assumed all of the outstanding stock options of Hyperion Software. Outstanding options assumed from Hyperion Software have terms of ten years and are generally exercisable at 25% per year commencing one year from the date of grant. No further option grants will be made under any of Hyperion Software plans. Under the 1995 Plan, the Company may grant options to purchase in the aggregate up to 8 million shares of common stock. At June 30, 2000, there were 1.7 million shares available for grant under the 1995 Plan.

The 1995 Plan is divided into four separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, and (iv) the Automatic Option Grant Program. The 1995 Plan will terminate on September 30, 2005, unless terminated earlier by the Board.

Options granted under the Discretionary Option Grant Program are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant. Incentive stock options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant. Twenty-five percent of the options granted under the Discretionary Option Grant Program are exercisable one year after the date of grant and the remainder exercisable ratably each month thereafter over the remaining thirty-six month period. The Discretionary Option Grant Program also provides for the grant of stock appreciation rights. Stock appreciation rights provide the holders with the election to surrender their outstanding options for an appreciation distribution from the Company equal to the excess of the fair market value of the vested shares of common stock subject to each surrendered option over the aggregate exercise price payable for those shares. Such appreciation distribution may be made in cash or in shares of common stock. No stock appreciation rights had been granted under the 1995 Plan as of June 30, 2000.

                         Hyperion Solutions Corporation

I. COMMON STOCK ISSUED IN CONNECTION WITH EMPLOYEE BENEFIT PLANS AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

Under the Stock Issuance Program, individuals may be issued shares of common stock directly through the purchase of shares at a price per share not less than 85% of the fair market value at the time of issuance or as a fully paid bonus for services rendered to the Company. No shares had been issued under the Stock Issuance Program as of June 30, 2000.

Under the Salary Investment Option Grant Program, each executive officer of the Company may elect, prior to the start of a calendar year, to reduce his or her base salary for that calendar year by a designated multiple of 1%, subject to a maximum dollar amount. In return, the officer will automatically be granted, on the first trading day in the calendar year for which the salary reduction is in effect, a nonstatutory option to purchase that number of shares of common stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of common stock on the date of grant. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the date of grant. As a result, the total spread on the option shares at the time of grant will be equal to the salary reduction amount. The option will vest in a series of twelve equal monthly installments over the calendar year for which the salary reduction is in effect. No executive officer of the Company had elected to participate in the Salary Investment Option Grant Program through June 30, 2000.

Non-executive officer members of the Board customarily receive option grants pursuant to the provisions of the Automatic Option Grant Program. Each individual who becomes a non-employee member of the Board is granted options to purchase 10,000 shares of common stock at the fair market value of the stock on the date he or she joins the Board. In addition, each individual who continues to serve as a non-employee Board member will receive an option grant to purchase an additional 5,000 shares of common stock at the fair market value of the stock on the date of grant on each 12 month anniversary of his or her election to the Board. Each automatic option will have a term of ten years, subject to earlier termination following the optionee's cessation of Board service. The initial 10,000 share grant vests in a series of four successive equal annual installments over the optionee's period of Board service measured from the grant date. Each additional 5,000 share grant shall vest and become exercisable immediately on the date of grant.

In September 1999, the Board adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, participation by officers, as defined, and members of the Board is prohibited, and only nonqualified stock options may be granted. Options granted under the 1999 Plan are for periods not to exceed ten years. The 1999 Plan will terminate in September 2009, unless terminated earlier by the Board. Under the 1999 Plan, 2 million shares are reserved for issuance. At June 30, 2000, there were .7 million shares available for grant under the 1999 Plan.

                         Hyperion Solutions Corporation

I. COMMON STOCK ISSUED IN CONNECTION WITH EMPLOYEE BENEFIT PLANS AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

The following table presents a summary of the Company's stock option activity for the years ended June 30 (in thousands, except per share amounts):

                                                  2000                         1999                        1998
                                                  ----                         ----                        ----
                                                        WEIGHTED                    Weighted                     Weighted
                                                         AVERAGE                     Average                      Average
                                                        EXERCISE                    Exercise                     Exercise
                                           SHARES        PRICE          Shares        Price          Shares        Price
                                           ------        -----          ------        -----          ------        -----
Outstanding at beginning of year           5,355         $22.69          4,614        $22.33         4,000         $13.68
   Granted at market price                 5,123          26.98          3,200         22.29         1,892          34.11
   Exercised                              (1,251)         21.97           (893)         9.32          (775)          9.61
   Forfeited/exchanged                    (1,735)         24.68         (1,566)        28.42          (503)         20.48
                                          ------          -----         ------         -----          ----          -----
Outstanding at year-end                    7,492         $25.29          5,355        $22.69         4,614         $22.33
                                           =====         ======          =====        ======         =====         ======
Options exercisable at year-end            1,665         $21.46          1,785        $21.69         1,657         $11.72
                                           =====         ======          =====        ======         =====         ======

The following table summarizes information about stock options outstanding at June 30, 2000 (shares in thousands):

                                           Options Outstanding                                Options Exercisable
                                           -------------------                                -------------------
                                           Weighted Average           Weighted                              Weighted
      Range of             Number         Remaining Years of           Average            Number             Average
  Exercise Prices       Outstanding        Contractual Life        Exercise Price      Exercisable       Exercise Price
  ---------------       -----------        ----------------        --------------      -----------       --------------
$   .23 - 10.00               117                3.60                  $  4.59               117             $  4.59
  10.01 - 20.00             2,834                8.52                    16.71               825               14.93
  20.01 - 30.00             2,660                8.95                    24.10               385               26.55
  30.01 - 40.00               578                8.41                    33.97               214               34.71
  40.01 - 57.63             1,303                9.28                    44.37               124               42.11
 --------------             -----                ----                    -----               ---               -----
 $  .23 - 57.63             7,492                8.72                   $25.29             1,665              $21.46
 ==============             =====                ====                   ======             =====              ======

                         Hyperion Solutions Corporation

I. COMMON STOCK ISSUED IN CONNECTION WITH EMPLOYEE BENEFIT PLANS AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

Employee Stock Purchase Plan

In August 1995, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") and reserved 150,000 shares of common stock for issuance to eligible employees. The Purchase Plan, as amended in August 1997, permits eligible employees to purchase common stock through periodic payroll deductions of up to 10% of their cash compensation. Each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the participant's entry date into the offering period or the fair market value on the purchase date. In fiscal 2000, 1999 and 1998, a total of 413,000, 360,000 and 74,000 shares, respectively, were issued under the Purchase Plan. (Including shares sold under the former Hyperion Software employee stock purchase plan (see Note B), a total of 256,000 shares were issued in fiscal 1998.) In August 1997 and 1998, the Company's stockholders approved amendments to increase the number of shares of common stock reserved for issuance under the Purchase Plan by a total of 1.1 million shares. Accordingly, .5 million shares are available for issuance under the Purchase Plan.

Restricted Stock

During fiscal 2000, the Company granted 100,000 restricted shares of common stock to an officer of the Company. The market value of the shares awarded of $1.9 million was recorded as unearned compensation - restricted stock. This amount is not reflected as a separate component of stockholders' equity, but rather has been netted within additional paid-in capital. Unearned compensation is being amortized to expense over the four-year vesting period and amounted to $.3 million in fiscal 2000.

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

The weighted average estimated grant date fair value, as defined by Statement 123, for options granted under the Company's stock option plans in fiscal 2000, 1999 and 1998 was $11.26, $9.13 and $12.89 per share, respectively. The weighted average estimated grant date fair value, as defined by Statement 123, for purchase awards issued under the Company's employee stock purchase plan in fiscal 2000, 1999 and 1998 was $7.80, $10.69 and $6.91 per share, respectively. The estimated grant date fair value disclosed by the Company was calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

                         Hyperion Solutions Corporation

I. COMMON STOCK ISSUED IN CONNECTION WITH EMPLOYEE BENEFIT PLANS AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                                         YEAR ENDED JUNE 30,
                                                         2000                    1999                    1998
                                                        ----------------------------------------------------------
Stock option plans:
   Expected dividend yield                                0%                      0%                      0%
   Expected stock price volatility                        40%                     40%                 25% to 60%
   Risk free interest rate                               6.24%                   5.83%              5.5% to 5.76%
   Expected life (years)                                  4.3                     4.4                2.79 to 5.1

Stock purchase plan:
   Expected dividend yield                                0%                      0%                      0%
   Expected stock price volatility                        40%                     40%                 25% to 60%
   Risk free interest rate                               6.22%                   5.14%              5.19% to 5.39%
   Expected life (years)                                  .5                      .5                      .5

Pro Forma Net Income and Earnings Per Share

Had the Company recorded compensation based on the estimated grant date fair value, as defined by Statement 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and earnings per share would have been reduced to the pro forma amounts below for the fiscal years ended June 30, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                               YEAR ENDED JUNE 30,
                                                       2000           1999           1998
                                                    --------------------------------------
Net income as reported                               $28,819        $7,973         $34,757
Pro forma net income (loss)                           18,220        (3,141)         25,305

Earnings per share as reported:
  Basic                                                 $.91          $.26           $1.19
  Diluted                                                .87           .26            1.13

Pro forma earnings (loss) per share:
  Basic                                                 $.58         $(.10)           $.87
  Diluted                                                .55          (.10)            .82

                         Hyperion Solutions Corporation

I. COMMON STOCK ISSUED IN CONNECTION WITH EMPLOYEE BENEFIT PLANS AND EMPLOYEE SAVINGS PROGRAMS (CONTINUED)

In accordance with provisions of Statement 123, the pro forma disclosures include only the effect of stock options granted in fiscal 1996, 1997, 1998, 1999 and 2000. These pro forma effects for fiscal 1998 and 1999 may not be representative of the effects of Statement 123 on future years because of the fact that options vest over several years and new grants are generally made each year.

Employee Savings Plans

The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than $10,500 per calendar year. The Company contributes to the plan, annually, up to a maximum of $2,000 per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2000, 1999 and 1998, the Company contributed $3.6 million, $2.8 million and $1.2 million, respectively, to the savings plans.

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

                         Hyperion Solutions Corporation

J. STOCKHOLDER RIGHTS PLAN (CONTINUED)

If any person or group becomes the beneficial owner of 15% or more of the common stock (a "Flip-In Event"), each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of the Company having a value of twice the right's exercise price (or, in certain circumstances, a combination of cash, property, common stock or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a Flip-In Event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, the Company may also exchange one share of common stock for each right outstanding. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right's exercise price.

The Company can redeem the rights at $.01 per right prior to the date the ownership thresholds are passed. The rights will expire on July 3, 2008, unless earlier redeemed or exchanged.

K. RELATED PARTY TRANSACTIONS

Transactions with related parties are entered into only upon approval by a majority of the independent directors of the Company and only upon terms comparable to those that would be offered to unaffiliated parties.

In October 1999, the Company loaned $1 million to an officer of the Company in connection with the issuance of restricted stock that is secured by a pledge of such restricted stock. The loan matures October 2005 and bears interest at 6.02% per annum.

L. RESTRUCTURING CHARGE

In March 2000, the Company recorded a one-time charge to operations of approximately $2.1 million, $1.3 million after taxes, associated with restructuring its European operations and costs associated with outsourcing its North American-based accounting department. This charge is comprised primarily of severance costs.

                         Hyperion Solutions Corporation

M. SEGMENT AND GEOGRAPHICAL INFORMATION

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

The accompanying statement of income discloses the financial information of the Company's reportable segments in accordance with Statement 131 for the fiscal years ended June 30, 2000, 1999 and 1998.

                         Hyperion Solutions Corporation

M. SEGMENT AND GEOGRAPHICAL INFORMATION (CONTINUED)

                                                                        Other
                                      U.S.             U.K.         International
                                   Operations       Operations       Operations        Eliminations       Consolidated
--------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
2000
Revenues:
  Customers                          $433,251         $31,701            $31,953                              $496,905
  Intercompany                            350                             44,371           $(44,721)
--------------------------------------------------------------------------------------------------------------------------
       Total                          433,601          31,701             76,324            (44,721)           496,905
==========================================================================================================================
Operating income (loss)                60,028            (663)           (20,968)                               38,397
==========================================================================================================================
Identifiable assets                  $495,781         $16,892            $77,218                              $589,891
==========================================================================================================================
1999
Revenues:
  Customers                          $352,945         $29,276            $42,664                              $424,885
  Intercompany                          3,710              75             38,210           $(41,995)
--------------------------------------------------------------------------------------------------------------------------
       Total                          356,655          29,351             80,874           $(41,995)           424,885
==========================================================================================================================
Operating income (loss)                12,798          (1,878)             4,202                                15,122
==========================================================================================================================
Identifiable assets                  $415,728         $15,203            $81,963                              $512,894
==========================================================================================================================

1998
Revenues:
  Customers                          $327,569         $26,756            $22,768                              $377,093
  Intercompany                         11,632           7,353             32,896           $(51,881)
--------------------------------------------------------------------------------------------------------------------------
       Total                          339,201          34,109             55,664           $(51,881)           377,093
==========================================================================================================================
Operating income                       46,989           4,972                330                                52,291
==========================================================================================================================
Identifiable assets                  $423,308         $21,288            $32,069                              $476,665
==========================================================================================================================

      "Other International Operations" relate to subsidiaries in Austria, Belgium, Canada, Finland, France, Germany, Italy, Japan, the Netherlands, Norway, Singapore, Spain, Sweden and Switzerland. Operating income from operations outside the United States approximates income before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

      Revenues from markets outside the United States were as follows (dollars in thousands):

                                                        2000           1999           1998
       -----------------------------------------------------------------------------------------
        U.K. operations                               $ 31,701        $ 29,276       $ 26,756
        Other international operations                  31,953          42,664         22,768
        Export                                         107,407          87,915         70,044
       =========================================================================================
                                                      $171,061        $159,855       $119,568
       =========================================================================================
         Percentage of total revenues                       34%             38%            32%
       =========================================================================================

       The majority of "Export" revenues, some of which are generated through independent distributors and agents, result from product licenses and services sold to customers throughout Europe.

                         Hyperion Solutions Corporation

N. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two fiscal years ended June 30, 2000 (in thousands, except per share data):

--------------------------------------------------------------------------------------------------------------------------
FISCAL 2000                                      SEPT. 30             DEC. 31         MARCH 31                JUNE 30
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                   $107,250             $115,783        $125,798               $148,064
Gross profit                                       76,389               81,529          89,266                 99,024
Net income                                          6,025                7,073           6,613(a)               9,108
Diluted earnings per share                            .19                  .22             .19(a)                 .27

--------------------------------------------------------------------------------------------------------------------------
Fiscal 1999                                       Sept. 30            Dec. 31         March 31                June 30
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                   $104,882             $106,958        $101,646               $111,399
Gross profit                                       74,537               76,524          71,392                 79,368
Net income (loss)                                  (9,933)(b)            8,648           2,579                  6,679(b)
Diluted earnings (loss) per share                    (.33)(b)              .28             .08                    .22(b)

         (a) Excluding the $2.1 million ($1.3 million after tax) nonrecurring charge accrued in the March quarter for restructuring, the Company would have had net income of $7.9 million or $.23 per pro forma diluted share.
         (b) Excluding the $21.8 million ($18.7 million after tax) nonrecurring charge accrued in the September quarter for merger costs and the related $(2.3) million ($(1.3) million after tax) credit recorded in the June quarter, the Company would have had net income of $8.8 million and $5.4 million or $.28 and $.17 per pro forma diluted share, for its first quarter ended September 30, 1998 and its fourth quarter ended June 30, 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders. See also the section entitled "Employees" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     See the sections entitled "Director Compensation" and "Executive Compensation and Related Information," which are incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the section entitled "Stock Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section entitled "Certain Relationships and Related Transactions", which is incorporated herein by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       (1) The consolidated financial statements of Hyperion Solutions Corporation are included in Item 8:

           Consolidated Balance Sheet as of June 30, 2000, and 1999

           Consolidated Statement of Income for the years ended June 30, 2000, 1999 and 1998

           Consolidated Statement of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998

           Consolidated Statement of Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

           Consolidated Statement of Cash Flows for the years ended June 30, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements

       (2) Financial statement schedule, which is included at the end of this report:

           Schedule II - Valuation and Qualifying Accounts

           All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

       (3) Exhibits:

             Exhibit No.       Description
             -----------       -----------
               2.1(a)          -  Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and
                                  Hyperion
               2.2(k)          -  Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition
                                  Co., and the shareholders of Sapling Corporation
               3.1(h)          -  Registrant's Restated Certificate of Incorporation
               3.2(g)          -  Registrant's Amended and Restated Bylaws
               4.1(b)          -  Specimen Certificate of the Registrant's Common Stock
               4.2(d)          -  Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust
                                  Company of California, N.A.
               4.3(d)          -  Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan
                                  Stanley & Co. Incorporated and BancAmerica Robertson Stephens

             Exhibit No.       Description
             -----------       -----------
               10.1(b)         -  Master Lease Agreement and Warrant Agreement between the Registrant and Phoenix Leasing, dated as of June 30, 1993
               10.2(b)         -  1992 Stock Option Plan
               10.3(c)         -  1995 Stock Option/Stock Issuance Plan
               10.4(c)         -  Employee Stock Purchase Plan
               10.5(b)         -  Form of Indemnification Agreement

               10.6(c)         -  Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996
               10.7(e)         -  Hyperion Software Corporation 1991 Stock Plan
               10.8(e)         -  Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan
               10.9(f)         -  Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and
                                  Mortgage Deed)
               10.10(i)        -  Employment Agreement with Stephen V. Imbler, dated February 23, 1999
               10.11(i)        -  Employment Agreement with William B. Binch, dated February 23, 1999
               10.12(i)        -  Amended & Restated Employment Agreement with James A. Perakis, dated January 1, 1999
               10.13(k)        -  Separation Agreement with John M. Dillon, dated June 7, 1999
               10.14(k)        -  Separation Agreement with William B. Binch, dated June 16, 1999
               10.15(j)        -  Employment Agreement with Jeffrey R. Rodek, dated October 11, 1999
               10.16(j)        -  Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999
               10.17(j)        -  Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999
               10.18(j)        -  Employment Offer Letter with Michael L. Sternad, dated October 11, 1999
               10.19           -  Hyperion Solutions Corporation 1999 Stock Option Plan
               10.20           -  Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999
               10.21           -  Employment Agreement with Larry J. Braverman, dated February 23, 1999
               10.22           -  Employment Agreement with Beth E. Broderson, dated May 25, 2000

               22.1            -  List of subsidiaries of the Registrant (filed herewith)
               23.1            -  Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith)
               27              -  Financial Data Schedule (filed herewith)

-----------------
              (a) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated May 25, 1998

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

              (d) Previously filed as an Exhibit to the Registrant's Current Report on Form 8-K, dated March 5, 1998



                  Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

                   (e)   Form S-1 file no. 33-42855

                   (f)   Form 10-Q filed in February 1995

              (g) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-4 (file no. 333-57197), as amended, filed on June 18, 1998

              (h) Incorporated by reference to such exhibit as filed in the Registrant's Current Report on Form 8-K, dated August 24, 1998 and filed on October 13, 1998

              (i) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

              (j) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999

              (k) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K dated September 28, 1999.


(b)    Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the three-month period ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 2000                       Hyperion Solutions Corporation
                                                (Registrant)

                                                By:    /s/ Michael L. Sternad
                                                       ----------------------
                                                       Michael L. Sternad
                                                       Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                                                     DATE
---------                               -----                                                     ----
   /s/ Jeffrey R. Rodek                 Chairman and Chief Executive Officer                      September 28, 2000
----------------------------
   Jeffrey R. Rodek

   /s/ Stephen V. Imbler                President and Chief Operating Officer                     September 28, 2000
----------------------------
   Stephen V. Imbler

   /s/ Michael L. Sternad               Chief Financial Officer                                   September 28, 2000
----------------------------
   Michael L. Sternad

   /s/ Gary G. Greenfield               Director                                                  September 22, 2000
----------------------------
   Gary G. Greenfield

   /s/ Kenneth A. Goldman               Director                                                  September 26, 2000
----------------------------
   Kenneth A. Goldman

                                        Director                                                  September   , 2000
----------------------------
   Aldo Papone

   /s/ Henry R. Autry                   Director                                                  September 23, 2000
----------------------------
   Henry R. Autry

ITEM 14(a)(2) AND ITEM 14(d). FINANCIAL STATEMENT SCHEDULE


                         HYPERION SOLUTIONS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                           Additions
                                                                 ----------------------------
                                                                                   Charged
                                                 Balance at      Charged to        to Other          Deductions        Balance
                                                  Beginning       Costs and        Accounts -        (Additions) -       at End
                 Description                      of Period       Expenses        Describe(a)         Describe        of Period
                 -----------                    -----------------------------------------------------------------------------------
For the year ended June 30, 1998
   Allowance for doubtful accounts, returns
     and discounts                                 $  6,083          1,297            4,000             2,488(b)         $  8,892
   Valuation allowance for deferred tax assets        2,356            129                                326(c)            2,159

For the year ended June 30, 1999
   Allowance for doubtful accounts, returns
     and discounts                                 $  8,892          1,582            6,800             5,474(b)          $11,800
   Valuation allowance for deferred tax assets        2,159            121                             (1,734)(c)           4,014

For the year ended June 30, 2000
   Allowance for doubtful accounts, returns
     and discounts                                  $11,800          1,460            6,856             3,866(B)          $16,250
   Valuation allowance for deferred tax assets        4,014            124                                666(C)            3,472


(a) Charged to revenues
(b) Write-offs, returns and discounts, net of recoveries
(c) Recognition and adjustments

                                 EXHIBIT INDEX

             Exhibit No.       Description
             -----------       -----------
               10.1(b)         -  Master Lease Agreement and Warrant Agreement between the Registrant and Phoenix Leasing, dated as of June 30, 1993
               10.2(b)         -  1992 Stock Option Plan
               10.3(c)         -  1995 Stock Option/Stock Issuance Plan
               10.4(c)         -  Employee Stock Purchase Plan
               10.5(b)         -  Form of Indemnification Agreement

               10.6(c)         -  Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996
               10.7(e)         -  Hyperion Software Corporation 1991 Stock Plan
               10.8(e)         -  Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan
               10.9(f)         -  Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and
                                  Mortgage Deed)
               10.10(i)        -  Employment Agreement with Stephen V. Imbler, dated February 23, 1999
               10.11(i)        -  Employment Agreement with William B. Binch, dated February 23, 1999
               10.12(i)        -  Amended & Restated Employment Agreement with James A. Perakis, dated January 1, 1999
               10.13(k)        -  Separation Agreement with John M. Dillon, dated June 7, 1999
               10.14(k)        -  Separation Agreement with William B. Binch, dated June 16, 1999
               10.15(j)        -  Employment Agreement with Jeffrey R. Rodek, dated October 11, 1999
               10.16(j)        -  Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999
               10.17(j)        -  Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999
               10.18(j)        -  Employment Offer Letter with Michael L. Sternad, dated October 11, 1999
               10.19           -  Hyperion Solutions Corporation 1999 Stock Option Plan
               10.20           -  Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999
               10.21           -  Employment Agreement with Larry J. Braverman, dated February 23, 1999
               10.22           -  Employment Agreement with Beth E. Broderson, dated May 25, 2000