Form 10-Q
period 2000-09-30
HYPERION SOLUTIONS CORP
filed 2000-11-14
CIK 1001113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO ___

       As of November 13, 2000, there were 33,081,745 shares of the Registrant's common stock, $.001 par value, outstanding.

                         Hyperion Solutions Corporation

                                    Form 10-Q


                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                            PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- September 30, 2000 and June 30, 2000..........................................   2

   Condensed Consolidated Statement of Income -- Three Months Ended
     September 30, 2000 and 1999 ........................................................................................   3

   Condensed Consolidated Statement of Cash Flows --
     Three Months Ended September 30, 2000 and 1999......................................................................   4

   Notes to Condensed Consolidated Financial Statements -- September 30, 2000............................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   8

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................................   15

Item 6. Exhibits and Reports on Form 8-K................................................................................   15

SIGNATURES..............................................................................................................   16

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

  For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 2000.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                      (in thousands, except per share data)

                                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                                2000               2000
         ASSETS                                                                             (Unaudited)           (Note)
         Current assets:
            Cash and cash equivalents                                                        $ 263,650          $ 262,408
            Short-term investments                                                              30,517             32,751
            Accounts receivable -- net of allowances of $21,483 and $16,250                    138,885            161,883
            Prepaid expenses and other current assets                                           10,778              8,349
            Deferred income taxes                                                               12,552              9,866
                                                                                             ---------          ---------
         TOTAL CURRENT ASSETS                                                                  456,382            475,257

         Property and equipment -- at cost, less accumulated
            depreciation and amortization of $83,686 and $78,694                                84,425             71,669
         Acquired technologies, goodwill and other intangible assets --
            at cost, less accumulated amortization of $26,922 and $24,434                       24,252             25,942
         Other assets                                                                           15,841             17,023
                                                                                             ---------          ---------
         TOTAL ASSETS                                                                        $ 580,900          $ 589,891
                                                                                             =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
            Accounts payable and accrued expenses                                            $  49,429          $  49,933
            Accrued employee compensation and benefits                                          28,184             32,572
            Income taxes payable                                                                 4,340              6,179
            Deferred revenue                                                                    86,949             88,828
                                                                                             ---------          ---------
         TOTAL CURRENT LIABILITIES                                                             168,902            177,512

         Long-term debt                                                                        102,481            102,518

         Stockholders' equity:
            Preferred stock -- $.001 par value; 5,000 shares authorized; none issued                --                 --
            Common stock -- $.001 par value; 300,000 shares authorized;
               32,818 and 32,616 shares issued and outstanding                                      33                 33
            Additional paid-in capital                                                         201,412            197,376
            Retained earnings                                                                  115,643            119,736
            Currency translation adjustments                                                    (7,571)            (7,284)
                                                                                             ---------          ---------
         TOTAL STOCKHOLDERS' EQUITY                                                            309,517            309,861
                                                                                             ---------          ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 580,900          $ 589,891
                                                                                             =========          =========


Note: the balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

             Condensed Consolidated Statement of Income (Unaudited)
                      (in thousands, except per share data)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              2000               1999
                                                           ---------          ---------
         REVENUES
                      Software licenses                    $  45,023          $  46,401
                      Maintenance and services                70,031             60,849
                                                           ---------          ---------
         TOTAL REVENUES                                      115,054            107,250

         COSTS AND EXPENSES
         Cost of Revenues:
                      Software licenses                        3,791              1,298
                      Maintenance and services                35,696             29,563
         Sales and marketing                                  48,540             41,434
         Research and development                             19,426             16,292
         General and administrative                           16,606             10,426
                                                           ---------          ---------
                                                             124,059             99,013

         OPERATING INCOME (LOSS)                              (9,005)             8,237

         Interest income                                       3,756              2,795
         Interest expense                                     (1,353)            (1,407)
                                                           ---------          ---------
         INCOME (LOSS) BEFORE INCOME TAXES                    (6,602)             9,625

         Provision for (benefit from) income taxes            (2,509)             3,600
                                                           ---------          ---------
         NET INCOME (LOSS)                                 $  (4,093)         $   6,025
                                                           =========          =========

         EARNINGS (LOSS) PER SHARE

                      Basic                                $    (.12)         $     .20
                      Diluted                              $    (.12)         $     .19

         AVERAGE NUMBER OF SHARES OUTSTANDING

                      Basic                                   32,813             30,873
                      Diluted                                 32,813             31,556


See accompanying notes.

                         Hyperion Solutions Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                                    THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 2000               1999
                                                                                              ---------          ---------
         OPERATING ACTIVITIES
         Net income (loss)                                                                    $  (4,093)         $   6,025
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation and amortization                                                        9,185              8,324
             Accounts receivable allowance provisions                                             8,323              1,844
             Changes in operating assets and liabilities:
                 Accounts receivable                                                             14,676              1,739
                 Prepaid expenses and other assets                                               (1,247)               321
                 Deferred income taxes                                                           (2,686)               538
                 Accounts payable and accrued expenses                                           (4,892)           (14,056)
                 Income taxes payable                                                              (820)             1,949
                 Deferred revenue                                                                (1,879)             4,052
                                                                                              ---------          ---------
         CASH PROVIDED BY OPERATING ACTIVITIES                                                   16,567             10,736

         INVESTING ACTIVITIES
         Purchases/sales of short-term investments, net                                           2,234             (1,961)
         Purchases of property and equipment                                                    (19,412)            (2,673)
         Purchases of intangible and other assets                                                  (839)              (489)
                                                                                              ---------          ---------
         CASH USED BY INVESTING ACTIVITIES                                                      (18,017)            (5,123)

         FINANCING ACTIVITIES
         Principal payments on notes payable                                                        (37)              (150)
         Exercise of stock options by employees                                                   3,016                512
                                                                                              ---------          ---------
         CASH PROVIDED BY FINANCING ACTIVITIES                                                    2,979                362

         Effect of exchange rate change                                                            (287)             1,121

         INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                                  1,242              7,096
         Cash and cash equivalents at beginning of period                                       262,408            233,515
                                                                                              ---------          ---------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 263,650          $ 240,611
                                                                                              =========          =========

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         CASH PAID DURING THE PERIOD FOR:
             Income taxes                                                                     $     250          $   1,117
             Interest                                                                         $   2,292          $   2,305


See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2000


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2000 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 10-K filed on September 28, 2000.

B. EARNINGS PER SHARE

Shares used in computing basic and diluted earnings per share are based on the weighted average shares outstanding in each period. Basic earnings per share excludes the effects of stock options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of the assumed exercise of stock option, warrant and/or convertible security rights using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   2000              1999
                                                                                 --------          --------
         Numerator -- net income (loss)                                          $ (4,093)         $  6,025
                                                                                 ========          ========

         Denominator for basic EPS -- weighted-average shares                      32,813            30,873
            Effect of dilutive securities:
              Stock option rights                                                    --                 683
                                                                                 --------          --------
         Denominator for diluted EPS -- adjusted weighted-average shares
            and assumed conversions                                                32,813            31,556
                                                                                 ========          ========
         Basic earnings (loss) per share                                         $   (.12)         $    .20
         Diluted earnings (loss) per share                                       $   (.12)         $    .19


For the three month period ended September 30, 2000, all stock option rights totaling 7.9 million were excluded from the diluted EPS calculation because their effect would be antidilutive as a result of the net loss. For the three month period ended September 30, 1999, certain stock option rights of 3.0 million common shares were excluded from the diluted EPS calculation because their effect would be antidilutive. For the same reason, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation.

C. COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. For the periods indicated, comprehensive income of the Company was as follows (in thousands):

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    2000             1999
                                                  -------          -------
         Net income (loss)                        $(4,093)         $ 6,025
         Currency translation adjustments            (287)           1,121
                                                  -------          -------
         Comprehensive income (loss)              $(4,380)         $ 7,146
                                                  =======          =======

D. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

E. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has identified two reportable operating segments based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information": software licensing and maintenance and services. Software license fees of $45.0 million and $46.4 million for the three months ended September 30, 2000 and 1999, respectively, are derived from the sale of software product licenses. Maintenance and services revenues of $70.0 million and $60.8 million for the three months ended September 30, 2000 and 1999, respectively, result from providing product installation, support and training services.

The Company's Chief Executive Officer evaluates performance based on measures of segment revenues, gross profit and company-wide operating results. Employee headcount and operating costs and expenses are managed by functional areas, rather than by revenue segments. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by segments. The significant accounting policies of the reportable segments are the same as those summarized in the Company's annual report on Form 10-K filed on September 28, 2000.

The accompanying statement of income discloses the financial information of the Company's reportable segments in accordance with Statement 131 for the three month period ended September 30, 2000 and 1999 (in thousands):

                                                                                Other
                                                  U.S.           U.K.       International
                                              Operations      Operations      Operations       Eliminations   Consolidated
         -----------------------------------------------------------------------------------------------------------------
         THREE MONTHS ENDED SEPTEMBER 30,
         -----------------------------------------------------------------------------------------------------------------
         2000
         Revenues:
           Customers                           $  97,854       $   6,143        $  11,057        $    --         $ 115,054
           Intercompany                            4,059            --              3,791           (7,850)           --
         -----------------------------------------------------------------------------------------------------------------
                Total                            101,913           6,143           14,848           (7,850)        115,054
         =================================================================================================================
         Operating income (loss)                  (1,459)         (1,519)          (6,027)            --            (9,005)
         =================================================================================================================
         Identifiable assets                   $ 540,354       $  16,492        $  24,054        $    --         $ 580,900
         =================================================================================================================

         1999
         Revenues:
           Customers                           $  93,164       $   6,478        $   7,608        $    --         $ 107,250
           Intercompany                            3,234            --              6,069           (9,303)           --
         -----------------------------------------------------------------------------------------------------------------
                Total                             96,398           6,478           13,677           (9,303)      $ 107,250
         =================================================================================================================
         Operating income (loss)                  19,867          (3,292)          (8,338)            --             8,237
         =================================================================================================================
         Identifiable assets                   $ 426,471       $  13,189        $  72,685        $    --         $ 512,345
         =================================================================================================================

      "Other International Operations" relate to subsidiaries in Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Hong Kong, Japan, the Netherlands, Norway, Singapore, Spain, Sweden and Switzerland. Operating income from operations outside the United States approximates income before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of unaffiliated party transactions of a similar nature.

      Revenues from markets outside the United States were as follows (in thousands):

                                                                Three Months Ended
                                                                   September 30,
                                                              2000             1999
                                                             -------          -------
          U.K. operations                                    $ 6,143          $ 6,478
          Other international operations                      11,057            7,608
          Export                                              22,886           22,861
          ---------------------------------------------------------------------------
                                                             $40,086          $36,947
          ===========================================================================
          Percentage of total revenues                          34.8%            34.4%
          ===========================================================================

       The majority of "Export" revenues, some of which are generated through independent distributors and agents, results from product licenses and services sold to customers throughout Europe.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


OVERVIEW

Hyperion develops, markets and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction-processing applications, enterprise resource planning (ERP) and customer relationship management packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, activity-based management, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by large organizations worldwide.

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

RESULTS OF OPERATIONS

REVENUES

                                                         First Quarter Ended
September 30,                                     2000         Change         1999
----------------------------------------------------------------------------------
Software licenses                            $   45,023         -3.0%     $  46,401
Percentage of total revenues                       39.1%                       43.3%
-----------------------------------------------------------------------------------
Maintenance and services                     $   70,031         15.1%     $  60,849
Percentage of total revenues                       60.9%                       56.7%
-----------------------------------------------------------------------------------


Software license revenues declined in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000 as a result of a decrease in the number of licenses sold, primarily attributable to direct sales in North America.

The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues generated from markets outside the United States, including export sales, for the first quarter of fiscal 2000 and 1999 were $40.1 million and $36.9 million, or 34.8% and 34.4% of total revenues, respectively. The increase was due primarily to revenue growth in France and Spain offset to a lesser degree by decreases in Austria and Sweden.

Revenues derived from channel partners for the three months ended September 30, 2000 and 1999 were 11.5% and 15.0% of total revenues, respectively.

COST OF REVENUES

                                                       First Quarter Ended
September 30,                                    2000         Change         1999
-----------------------------------------------------------------------------------
Software licenses                            $     3,791       192.1%     $   1,298
Gross profit percentage                             91.6%                      97.2%
-----------------------------------------------------------------------------------
Maintenance and services                     $   35,696         20.8%     $  29,563
Gross profit percentage                            49.0%                       51.4%
-----------------------------------------------------------------------------------

Cost of software license revenues consists primarily of the cost of product packaging and documentation materials, amortization of capitalized software costs, amortization of certain intangible assets related to business acquisitions, and royalty expenses. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues for the three month period ended September 30, 2000 principally reflects an increase in amortization of acquired products and royalty payments.

In the first quarter of fiscal 2000 and 1999, the Company capitalized $0.5 million and $0.5 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development of enterprise-wide, packaged analytic application solutions for client/server environments. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in the cost of maintenance and service revenues was due primarily to an increase in salaries and related expenditures.

OPERATING EXPENSES

                                                        First Quarter Ended
September 30,                                     2000         Change         1999
-----------------------------------------------------------------------------------
Sales and marketing                          $   48,540         17.2%     $  41,434
Percentage of total revenues                       42.2%                       38.6%
-----------------------------------------------------------------------------------
Research and development                     $   19,426         19.2%     $  16,292
Percentage of total revenues                       16.9%                       15.2%
-----------------------------------------------------------------------------------
General and administrative                   $   16,606         59.3%     $  10,426
Percentage of total revenues                       14.4%                        9.7%
-----------------------------------------------------------------------------------

The increase in sales and marketing expenses is primarily attributable to a corporate branding advertising campaign.

The increase in research and development expenses reflects additional personnel costs associated with expanded product research and development activities.

The increase in general and administrative expenses resulted, for the most part, from an increase in the use of independent consultants and an increase in the allowance for doubtful accounts.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 38% for the first quarter ended September 30, 2000 as compared to 37% for the first quarter ended
September 30, 1999. The increase in the effective income tax rate is attributable to a decrease in state tax credits available to the Company and a slight increase of taxable income in foreign jurisdictions with statutory rates higher than the U.S. The Company's expected effective rate for the remainder of fiscal 2001 is 38%.

NET INCOME (LOSS)

As a result of the above factors, the Company had a net loss of $4.1 million for the three month period ended September 30, 2000, compared to net income of $6.0 million for the corresponding period of 1999.

To date, the overall impact of inflation on the Company has not been material, although the Company is experiencing increases in employee compensation due to a competitive labor market.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes.

Net cash provided by operating activities amounted to $16.6 million for the three months ended September 30, 2000 and $10.7 million for the three months ended September 30, 1999. The increase is primarily attributed to an increase in accounts payable and a decrease in accounts receivable.

Cash used by investing activities amounted to $18.0 million for the first quarter of fiscal 2001, and $5.1 million for the first quarter of fiscal 2000. The increase primarily results from an increase in purchases of property and equipment.

Financing activities in the first quarter of fiscal 2001, including stock options exercised by employees and payments of indebtedness, generated cash of $3.0 million, as compared to $0.4 million for the first quarter of fiscal 2000. In connection with the stock options exercised by certain of its employees (for a total of 202,000 common shares for the first quarter of fiscal 2001 and 59,000 common shares for the first quarter of fiscal 2000), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $1.0 million for the three months ended September 30, 2000, and $0.2 million for the three months ended September 30, 1999.

As of September 30, 2000 and 1999, respectively, the Company had cash, cash equivalents and short-term investments of $294.2 million and $280.9 million, working capital of $287.5 million and $240.5 million, and long-term debt of $102.5 million and $100.0 million. Cash equivalents are comprised primarily of investment-grade commercial paper, U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $35 million for its 2001 fiscal year consistent with capital expenditures of $30 million for fiscal 2000. The Company intends to evaluate continue to review potential acquisitions and business alliances.

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

RISK FACTORS

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Actual events and the Company's future results may vary significantly based on a number of factors, including, but not limited to, those discussed below under "Market Risks" and "Factors that May Affect Future Results". Any forward-looking statements should be considered in light of these factors as well as other risks as detailed elsewhere in this report on Form 10-Q, and in the Company's most recent annual report on Form 10-K. Further, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

MARKET RISKS

At September 30, 2000 and 1999, respectively, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $30.5 million and $40.3 million that are classified as available-for-sale. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2000, the decline in the fair value of the portfolio would not be material.

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

COMPETITIVE ENVIRONMENT. The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects that it will continue to experience, increased competition from current and potential competitors, some of whom may have significantly greater financial, technical, marketing and other resources than the Company. Hyperion expects additional competition as other established and emerging companies enter into the enterprise business analysis software market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect the Company's business, operating results and financial condition.

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

INTERNATIONAL OPERATIONS. A substantial portion of the Company's revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles and volatilities of exchange rates in certain countries. There can be no assurances that the Company will be able to successfully address each of these challenges in the near term. Other risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff rates.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar. Changes in the value of major foreign currencies relative to the value of the U.S. dollar could have a material adverse effect on the Company's business, operating results and financial condition.

ORGANIZATIONAL AND PRODUCT INTEGRATION RELATED TO BUSINESS COMBINATIONS. The Company has made and expects to continue to make acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in business combinations, including but not limited to: the possibility that the Company pays more than the value it derives from the acquisition; the difficulty of integrating the operations and personnel of the acquired businesses; the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized; the potential product liability associated with selling the acquired company's products; the potential disruption of the Company's ongoing business and the distraction of management from the Company's business. These factors could have a material adverse effect on the Company's business, results of operations or financial position, especially in the case of a large acquisition.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS. The Company competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company has recently expanded its product offerings to include products in market segments it believes have high and/or growing rates of customer demand, such as customer relationship management, web analysis, and performance measurement. Such entry into new markets has inherent risks, including, but not limited to, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. The Company's failure to successfully introduce, market and sell new products or enhance and improve its existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on the Company's business, results of operations or financial position.

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

CONVERSION OF INTERNAL FINANCIAL SYSTEMS. The Company is in the process of reengineering certain of its internal financial management processes and migrating its internal financial systems to an Enterprise Resource Planning ("ERP") solution provided through an outsourcing engagement with Arthur Andersen LLP. Arthur Andersen began performing certain accounting functions for the Company in July 2000. The Company currently anticipates that the transition of remaining identified activities will be completed by the end of fiscal 2001. There can be no assurance, however, that such migration will be completed on schedule or will not cause a disruption to the Company's operations or any resulting disruption will not have an adverse impact on the Company's business, operating results and financial condition.

SALES FORECASTS. The Company uses a "pipeline" system, a common industry practice, to forecast sales and trends in the Company's business. The Company's sales personnel monitor the status of proposals, such as the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. Management aggregates these estimates periodically in order to generate a sales pipeline. Management compares the pipeline at various points in time to look for trends in the Company's business. While this pipeline analysis is useful to management in business planning and budgeting, these pipeline forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations.

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

ACCOUNTING PRONOUNCEMENTS AFFECTING THE CURRENT YEAR

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter ending on or after June 30, 2000. In June 2000, the Financial

Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 amends certain of the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS 133, as amended, in the quarter ended September 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments during the quarter ended September 30, 2000 and, accordingly, implementation of SFAS 133 did not have a material effect on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101, as amended, must be adopted by recording the cumulative effect of the change in the fiscal quarter ending March 31, 2001. The Company believes that the impact of SAB No. 101 will not have a material effect on its financial statements.

                         Hyperion Solutions Corporation
                           Part II. Other Information


ITEM 1. LEGAL PROCEEDINGS

On June 30, 2000, Hyperion Software (UK) plc was named as a defendant in a lawsuit in the Technology & Construction Court in England for damages of approximately 1.1 million pounds sterling (UK) in connection with an OLAP and Hyperion Enterprise implementation that the claimants claim fails to meet its requirements. Pleadings have been exchanged and the first case conference has been fixed for November 10, 2000. The Company currently anticipates that a trial date will be fixed for the second half of 2001. The Company believes it has meritorious defenses and counterclaims and intends to vigorously defend this action.

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion's U.S. Patent No. 5,359,724 (the "`724 patent") with the United States Patent and Trademark Office (the "PTO") arguing that the `724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed a request for a second reexamination of the `724 patent with the PTO based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the `724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the Patent Office.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                         Hyperion Solutions Corporation

         Form 10-Q for the three month period ended September 30, 2000


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Hyperion Solutions Corporation


                                       /s/ Jeffrey R. Rodek                                                   11/14/00
                                       -------------------------------------------------------------------------------
                                       Jeffrey R. Rodek                                                           Date
                                       Chairman and Chief Executive Officer



                                       /s/ David W. Odell                                                     11/14/00
                                       -------------------------------------------------------------------------------
                                       David W. Odell                                                             Date
                                       Chief Financial Officer


                                       /s/ Michael L. Sternad                                                 11/14/00
                                       -------------------------------------------------------------------------------
                                       Michael L. Sternad                                                         Date
                                       Chief Strategy Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER               DESCRIPTION

27                   Financial Data Schedule