Form 10-Q
period 2000-12-31
HYPERION SOLUTIONS CORP
filed 2001-02-14
CIK 1001113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________.



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

     As of February 12, 2001 there were 32,038,641 shares of the Registrant's common stock, $.001 par value, outstanding.

--------------------------------------------------------------------------------

                         Hyperion Solutions Corporation

                                    Form 10-Q


                                    CONTENTS

                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheet-- December 31, 2000 and June 30, 2000 ...............        2

  Condensed Consolidated Statement of Income and Comprehensive Income-- Three
   Months Ended December 31, 2000 and 1999; Six Months Ended December 31, 2000 and 1999 ....        3

  Condensed Consolidated Statement of Cash Flows-- Six Months Ended
    December 31, 2000 and 1999 .............................................................        5

  Notes to Condensed Consolidated Financial Statements-- December 31, 2000 .................        6

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..............................................................       11

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ..................................................................       18

Item 4. Submission of Matters to a Vote of Security Holders ................................       18

Item 5. Other Information ..................................................................       18

Item 6. Exhibits and Reports on Form 8-K ...................................................       19

SIGNATURES .................................................................................       20

                                    Ex. 10.1 Other Doc
Ex 10.1 ....................................................................................       21



    Hyperion, Essbase, Hyperion Pillar and Hyperion Enterprise are registered trademarks of Hyperion Solutions Corporation. Hyperion Solutions, the Hyperion
"H" logo, What's Going On, Essbase-Ready, Hyperion Essbase OLAP Server, Hyperion
     Web Site Analysis Suite, Hyperion Customer Interaction Center, Hyperion Planning, Hyperion Financial Management, Hyperion Application Link, Hyperion Allocations Manager, Hyperion Performance Scorecard, Hyperion Activity Based
 Management, Hyperion Enterprise Reporting, Hyperion Reports, Hyperion Analyzer, Hyperion Integration Server, Hyperion Application Builder, Hyperion Essbase API,
   Hyperion Essbase Application Manager, Hyperion Essbase Currency Conversion, Hyperion Essbase Partitioning Option, Hyperion Objects, Hyperion Essbase SQL
 Interface, Hyperion Field Services Analysis, Hyperion Product Quality Analysis,
   Hyperion Essbase Spreadsheet Add-in, Hyperion Essbase Spreadsheet Toolkit, Hyperion Web Gateway and HyperionReady are trademarks of Hyperion Solutions
 Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

         For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 2000.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                          DECEMBER 31,       JUNE 30,
                                                                             2000              2000
ASSETS                                                                    (Unaudited)         (Note)
Current assets:
   Cash and cash equivalents                                               $ 244,979        $ 262,408
   Short-term investments                                                     24,563           32,751
   Accounts receivable -- net of allowances of $22,428 and $16,250           157,139          161,883
   Prepaid expenses and other current assets                                  10,635            8,349
   Deferred income taxes                                                      12,487            9,866
                                                                           ---------        ---------
TOTAL CURRENT ASSETS                                                         449,803          475,257

Property and equipment -- at cost, less accumulated
   depreciation and amortization of $91,064 and $78,694                       86,830           71,669
Acquired technologies, goodwill and other intangible assets --
   at cost, less accumulated amortization of $29,276 and $24,434              23,207           25,942
Other assets                                                                  19,427           17,023
                                                                           ---------        ---------
TOTAL ASSETS                                                               $ 579,267        $ 589,891
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                   $  59,694        $  49,933
   Accrued employee compensation and benefits                                 31,449           32,572
   Income taxes payable                                                        5,791            6,179
   Deferred revenue                                                           82,708           88,828
                                                                           ---------        ---------
TOTAL CURRENT LIABILITIES                                                    179,642          177,512

LONG-TERM DEBT                                                                91,174          102,518

Stockholders' equity:
   Preferred stock -- $.001 par value; 5,000 shares authorized;
     none issued                                                                  --               --
   Common stock -- $.001 par value; 300,000 shares authorized;
      32,605 and 32,616 shares issued and outstanding                             33               33
   Additional paid-in capital                                                205,894          197,376
   Less treasury stock, at cost: 578 and 0 common shares                      (8,631)              --
   Retained earnings                                                         117,913          119,736
   Currency translation adjustments                                           (6,758)          (7,284)
                                                                           ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                   308,451          309,861
                                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 579,267        $ 589,891
                                                                           =========        =========

Note: the balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

       Condensed Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                         2000             1999             2000             1999
                                                       --------------------------        --------------------------
REVENUES
        Software licenses                              $  64,330        $  55,740        $ 109,353        $ 102,141
        Maintenance and services                          70,128           60,053          140,159          120,902
                                                       --------------------------        --------------------------
TOTAL REVENUES                                           134,458          115,793          249,512          223,043

COSTS AND EXPENSES
Cost of Revenues:
        Software licenses                                  5,178            1,703            8,969            3,001
        Maintenance and services                          34,885           32,561           70,581           62,124
Sales and marketing                                       52,763           45,483          101,303           86,917
Research and development                                  22,865           16,670           42,291           32,962
General and administrative                                19,972           10,334           36,578           20,760
Merger costs (credits)                                        --             (305)              --             (305)
                                                       --------------------------        --------------------------
TOTAL COSTS AND EXPENSES                                 135,663          106,446          259,722          205,459
                                                       --------------------------        --------------------------
OPERATING INCOME (LOSS)                                   (1,205)           9,347          (10,210)          17,584

Interest income                                            3,807            3,186            7,563            5,981
Interest expense                                          (1,303)          (1,260)          (2,656)          (2,667)
                                                       --------------------------        --------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          1,299           11,273           (5,303)          20,898

Provision for (benefit from) income taxes                    493            4,200           (2,016)           7,800
                                                       --------------------------        --------------------------

Income (loss) before extraordinary item                      806            7,073           (3,287)          13,098

Extraordinary item - gain on redemption of debt,
   net of income tax of $898                               1,464               --            1,464               --
                                                       --------------------------        --------------------------
NET INCOME (LOSS)                                      $   2,270        $   7,073        $  (1,823)       $  13,098
                                                       ==========================        ==========================

Currency translation adjustments                             813           (1,613)             526             (492)

COMPREHENSIVE INCOME (LOSS)                            $   3,083        $   5,460        $  (1,297)       $  12,606
                                                       ==========================        ==========================

 See accompanying notes.

                         Hyperion Solutions Corporation

       Condensed Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                          2000             1999              2000            1999
                                                          -----------------------          ------------------------
EARNINGS (LOSS) PER SHARE

        Basic
          Earnings (loss) from continuing
            operations before extraordinary
            item                                          $ 0.02           $ 0.23          $ (0.10)          $ 0.42
          Extraordinary gain                                0.05               --             0.04               --
                                                          ------           ------          --------          ------
          Basic earnings (loss) per share                 $ 0.07           $ 0.23          $ (0.06)          $ 0.42
                                                          ======           ======          ========          ======

        Diluted
          Earnings (loss) from continuing
            operations before extraordinary
            item                                          $ 0.02           $ 0.22          $ (0.10)          $ 0.41
          Extraordinary gain                                0.05               --             0.04              --
                                                          ------           ------          --------          ------
          Diluted earnings (loss) per share               $ 0.07           $ 0.22          $ (0.06)          $ 0.41
                                                          ======           ======          ========          ======

AVERAGE NUMBER OF SHARES OUTSTANDING

        Basic                                             33,107           31,086            32,960          30,979
        Diluted                                           33,237           32,477            32,960          32,016


  See accompanying notes.

                         Hyperion Solutions Corporation

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                        SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                     2000             1999
                                                                                   ---------        ---------
OPERATING ACTIVITIES
Net income (loss)                                                                  $  (1,823)       $  13,098
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Gain on redemption of debt                                                        (2,362)              --
    Depreciation and amortization                                                     18,751           16,606
    Accounts receivable allowance provisions                                          12,991            3,541
Changes in operating assets and liabilities:
    Accounts receivable                                                               (8,246)          (6,544)
    Prepaid expenses and other assets                                                 (1,924)             180
    Deferred income taxes                                                             (2,621)            (618)
    Accounts payable and accrued expenses                                              8,638          (14,999)
    Income taxes payable                                                                 699              597
    Deferred revenue                                                                  (6,120)           1,696
                                                                                   ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                                 17,983           13,557

INVESTING ACTIVITIES
Purchases/sales of short-term investments, net                                         5,186              244
Proceeds from sales of property and equipment                                            258               --
Purchases of property and equipment                                                  (29,227)          (5,726)
Purchases of intangible and other assets                                              (2,209)          (2,663)
                                                                                   ---------        ---------
CASH USED IN INVESTING ACTIVITIES                                                    (25,992)          (8,145)

FINANCING ACTIVITIES
Principal payments on notes payable                                                      (94)            (297)
Redemption of debt                                                                    (8,652)              --
Treasury stock acquired, net                                                          (8,631)              --
Proceeds from exercise of stock options and employee stock purchase plan               7,431            7,385
                                                                                   ---------        ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (9,946)           7,088

Effect of exchange rate change on cash                                                   526             (492)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (17,429)          12,008
Cash and cash equivalents at beginning of period                                     262,408          233,515
                                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 244,979        $ 245,523
                                                                                   =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
    Income taxes                                                                       1,109            7,823
    Interest                                                                           2,483            2,361
 NON-CASH OPERATING AND FINANCING ACTIVITY:
    Income tax benefit from exercise of stock options                                  1,087            1,417


See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                December 31, 2000


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2000 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 10-K filed on September 28, 2000.

B. TREASURY STOCK

In November 2000, the Board of Directors authorized the Company to repurchase up to $100 million of its outstanding common stock at market prices over the next twelve months. During the quarter ended December 31, 2000, the Company repurchased 577,500 shares at a cost of approximately $8.6 million under this program.

C. REDEMPTION OF DEBT

During the quarter ended December 31, 2000, the Company repurchased convertible long-term notes with a face value of $11.3 million at a total cost of $8.7 million, resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $.05 per share.

D. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):

                                                                Three Months Ended              Six Months Ended
                                                                   December 31,                    December 31,
                                                                2000          1999             2000           1999
                                                             ----------       -------       ----------        -------
Numerator:
 Income (loss) before extraordinary item                     $      806       $ 7,073       $   (3,287)       $13,098
 Extraordinary item - gain on redemption
  of debt, net of income tax of $898                              1,464            --            1,464             --
                                                             ----------       -------       ----------        -------

 Net income (loss)                                           $    2,270       $ 7,073       $   (1,823)       $13,098
                                                             ==========       =======       ==========        =======

Denominator for basic EPS - weighted-average shares              33,107        31,086           32,960         30,979
Effect of dilutive securities:
   Stock option rights                                              130         1,391               --          1,037
                                                             ----------       -------       ----------        -------
Denominator for diluted EPS - adjusted
  weighted-average shares and assumed conversions                33,237        32,477           32,960         32,016
                                                             ==========       =======       ==========        =======

Basic
 Earnings (loss) from continuing operations before
  extraordinary item                                            $  0.02       $  0.23         $  (0.10)       $  0.42
 Extraordinary gain                                                0.05            --             0.04             --
                                                                -------       -------         --------        -------
 Basic earnings (loss) per share                                $  0.07       $  0.23         $  (0.06)       $  0.42
                                                                =======       =======         ========        =======

Diluted
 Earnings (loss) from continuing operations before
  extraordinary item                                            $  0.02       $  0.22         $  (0.10)       $  0.41
 Extraordinary gain                                                0.05            --             0.04             --
                                                                -------       -------         --------        -------
 Diluted earnings (loss) per share                              $  0.07       $  0.22         $  (0.06)       $  0.41
                                                                =======       =======         ========        =======


Certain stock option rights for 6.8 million and 1.4 million common shares were excluded from the diluted EPS calculation, respectively, for the three month period ended December 31, 2000 and 1999, because their effect would be antidilutive. For the six month period ended December 31, 2000, all stock option rights totaling 7.9 million were excluded from the diluted EPS calculation due to the antidilutive effect on net loss. For the six month period ended December 31, 1999, certain stock option rights of 2.1 million common shares were excluded from the diluted EPS calculation because their effect would be antidilutive. For the same reason, in each of the periods stated, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation.

E. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims which are expected to result in a material adverse effect on the financial position of the Company.

F. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS 133, as amended, effective July 1, 2000. The statement did not have a material impact on our financial position or results of operations.

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time the Company utilizes forward foreign currency exchange contracts to minimize the impact of currency movements, principally on sales denominated in currencies other than their functional currency. The terms of these contracts are generally less than one year.

Gains and losses related to changes in the fair value of these instruments are included in the carrying amounts of those assets or liabilities and are recognized in income with each financial reporting period. Realized gains and losses related to the agreements are recorded when the related transaction occurs.

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

G. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has identified two reportable operating segments based on the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"): software licensing and maintenance and services. Software license fees of $64.3 million and $109.4 million for the three and six months ended December 31, 2000 and $55.7 million and $102.1 million for the three and six months ended December 31, 1999 are derived from the sale of software product licenses. Maintenance and services revenues of $70.1 million and $140.2 million for the three and six months ended December 31, 2000 and $60.1 million and $120.9 million for the three and six months ended December 31, 1999, respectively, result from providing product installation, support and training services.

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

The accompanying statement of income discloses the financial information of the Company's reportable segments in accordance with SFAS 131 for the three and six month periods ended December 31, 2000 and 1999 (in thousands):

                                                            United           Other
                                         United States      Kingdom      International
                                            (U.S.)           (U.K.)        Operations      Eliminations    Consolidated
                                         -------------     ---------     -------------     ------------    ------------
THREE MONTHS ENDED DECEMBER 31, 2000
Revenues:
  Customers                                $ 113,189       $   7,269        $  14,000        $     --       $ 134,458
  Intercompany                                 3,214           2,489            3,924          (9,627)             --
                                           ---------       ---------        ---------        --------       ---------
      Total                                  116,403           9,758           17,924          (9,627)        134,458
                                           =========       =========        =========        ========       =========
Operating income (loss)                        9,482           1,080          (11,767)             --          (1,205)
                                           =========       =========        =========        ========       =========
Identifiable assets                        $ 537,275       $  19,346        $  22,646        $     --       $ 579,267
                                           =========       =========        =========        ========       =========

THREE MONTHS ENDED DECEMBER 31, 1999
Revenues:
  Customers                                $  98,228       $   9,019        $   8,546        $     --       $ 115,793
  Intercompany                                 3,861              --            7,061         (10,922)             --
                                           ---------       ---------        ---------        --------       ---------
      Total                                  102,089           9,019           15,607         (10,922)        115,793
                                           =========       =========        =========        ========       =========
Operating income (loss)                       17,387           1,594           (9,634)             --           9,347
                                           =========       =========        =========        ========       =========
Identifiable assets                        $ 437,132       $  15,239        $  68,144             $--       $ 520,515
                                           =========       =========        =========        ========       =========

SIX MONTHS ENDED DECEMBER 31, 2000
Revenues:
  Customers                                $ 211,043       $  13,412        $  25,057        $     --       $ 249,512
  Intercompany                                 7,273           2,489            7,715         (17,477)             --
                                           ---------       ---------        ---------        --------       ---------
      Total                                  218,316          15,901           32,772         (17,477)        249,512
                                           =========       =========        =========        ========       =========
Operating income (loss)                        8,023            (439)         (17,794)             --         (10,210)
                                           =========       =========        =========        ========       =========
Identifiable assets                        $ 537,275       $  19,346        $  22,646        $     --       $ 579,267
                                           =========       =========        =========        ========       =========

SIX MONTHS ENDED DECEMBER 31, 1999
Revenues:
  Customers                                $ 191,392       $  15,497        $  16,154        $     --       $ 223,043
  Intercompany                                 7,095              --           13,130         (20,225)             --
                                           ---------       ---------        ---------        --------       ---------
      Total                                  198,487          15,497           29,284         (20,225)        223,043
                                           =========       =========        =========        ========       =========
Operating income (loss)                       37,254          (1,698)         (17,972)             --          17,584
                                           =========       =========        =========        ========       =========
Identifiable assets                        $ 437,132       $  15,239        $  68,144             $--       $ 520,515
                                           =========       =========        =========        ========       =========

"Other International Operations" relate to subsidiaries in Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Hong Kong, Japan, the Netherlands, Norway, Singapore, Spain, Sweden and Switzerland. Operating income from operations outside the United States approximates income before income taxes of such operations. Intercompany revenues between geographic areas are accounted for at prices representative of arms length transactions of a similar nature.

Revenues from markets outside the United States were as follows (in thousands):

                                       Three Months Ended              Six Months Ended
                                         December 31,                   December 31,
                                      2000           1999           2000           1999
                                     -------        -------        -------        -------
U.K. operations                      $ 7,269        $ 9,019        $13,412        $15,497
Other international operations        14,000          8,546         25,057         16,154
Export                                22,890         23,894         45,776         46,755
                                     -------        -------        -------        -------
                                     $44,159        $41,459        $84,245        $78,406
                                     =======        =======        =======        =======
Percentage of total revenues            32.8%          35.8%          33.8%          35.2%
                                     =======        =======        =======        =======

     The majority of "Export" revenues, some of which are generated through independent distributors and agents, results from product licenses and services sold to customers throughout Europe.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations




FORWARD-LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Hyperion Solutions Corporation and its subsidiaries (Hyperion), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Risk Factors". Other risks and uncertainties are disclosed in Hyperion's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2000. These and many other factors could affect Hyperion's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf.

RESULTS OF OPERATIONS

OVERVIEW

Hyperion develops, markets, licenses, installs and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction-processing applications, enterprise resource planning (ERP) and customer relationship management packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, activity-based management, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by organizations worldwide.

Hyperion derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A maintenance fee entitling customers to routine support and product updates is billed annually. With operations in twenty-six countries, Hyperion licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including other technology and application software companies, and major accounting and consulting firms ("channel partners"). The Company includes in revenues its net share of revenues generated by distributors. In the event that an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

REVENUES

                                        Three Months Ended                   Six Months Ended
                                           December 31,                        December 31,
                                    2000      Change      1999         2000       Change       1999
                                  ------------------------------    ---------------------------------
Software licenses                 $ 64,330     15.4%    $ 55,740    $ 109,353       7.1%    $ 102,141
Percentage of total revenues          47.8%                 48.1%        43.8%                   45.8%
                                  ------------------------------    ---------------------------------
Maintenance and services          $ 70,128     16.8%    $ 60,053    $ 140,159      15.9%    $ 120,902
Percentage of total revenues          52.2%                 51.9%        56.2%                   54.2%
                                  ------------------------------    ---------------------------------

Software license revenues increased for the second quarter of fiscal 2001 versus the second quarter of fiscal 2000 as a result of an increase in the number of licenses sold (unit volume) versus, for example, price increases. The growth in license revenues was primarily due to an increased demand for OLAP technology, packaged analytical applications and tools. However, software license revenues increased only slightly for the six-month period ended December 31, 2000 compared to December 31, 1999, because of lower software license revenues for the three months ended September 30, 2000 compared to September 30, 1999.

The increase in maintenance and services revenue is mainly attributable to the year-to-year growth of the Company's installed customer base.

Revenues generated from markets outside the United States, including export sales, for the three and six months ended December 31, 2000 and 1999 were $44.2 million and $41.5 million, or 32.8% and 35.8% of total revenues and $84.2 million and $78.4 million, or 33.8% and 35.2% of total revenues, respectively. The increases were due primarily to revenue growth in France and Germany offset to some degree by decreases in Norway and the UK.

Revenues derived from channel partners for the three months ended December 31, 2000 and 1999 were 9.1% and 14.1% of total revenues, respectively. For the six months ended December 31, 2000 and 1999, partner revenues were 10.2% and 14.5% of total revenues.

COST OF REVENUES

                                       Three Months Ended                     Six Months Ended
                                          December 31,                          December 31,
                                   2000       Change      1999          2000       Change      1999
                                  ------------------------------    ---------------------------------
Software licenses                 $ 5,178     204.1%     $ 1,703       $ 8,969     198.9%     $ 3,001
Gross profit percentage              92.0%                  96.9%         91.8%                  97.1%
                                  ------------------------------    ---------------------------------
Maintenance and services          $34,885       7.1%    $ 32,561      $ 70,581      13.6%    $ 62,124
Gross profit percentage              50.3%                  45.8%         49.6%                  48.6%
                                  ------------------------------    ---------------------------------

Cost of software license revenues consists primarily of royalty expenses, amortization of capitalized software costs, and amortization of certain intangible assets related to business acquisitions. The amortization of capitalized software costs begins upon the general release of the software to customers.

The increase in the cost of software license revenues for the three and six month periods ended December 31, 2000 and 1999, principally reflects an increase in royalty payments to third parties for software supplied by them and distributed by the Company.

In each of the six month periods ended December 31, 2000 and 1999, the Company capitalized $1.0 million and $1.0 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development and localization of its OLAP server technology, tools, and packaged analytic application solutions. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

The increase in the cost of maintenance and services revenues for the three and six month periods ended December 31, 2000 and 1999 was due primarily to an increase in salaries and related expenditures.

OPERATING EXPENSES

The Company is undertaking several initiatives to improve its operating margin. The Company is focused on managing head-count, discretionary spending, and infrastructure costs. There can be no assurance that these efforts will succeed or that the Company will be able to materially increase its operating margin.

                                         Three Months Ended                    Six Months Ended
                                            December 31,                         December 31,
                                    2000       Change       1999         2000       Change      1999
                                  --------------------------------    ---------------------------------
Sales and marketing               $ 52,763      16.0%     $ 45,483    $ 101,303      16.6%    $ 86,917
Percentage of total revenues          39.2%                   39.3%        40.6%                  39.0%
                                  --------------------------------    ---------------------------------
Research and development          $ 22,865      37.2%     $ 16,670     $ 42,291      28.3%    $ 32,962
Percentage of total revenues          17.0%                   14.4%        16.9%                  14.8%
                                  --------------------------------    ---------------------------------
General and administrative        $ 19,972      93.3%     $ 10,334     $ 36,578      76.2%    $ 20,760
Percentage of total revenues          14.9%                    8.9%        14.7%                   9.3%
                                  --------------------------------    ---------------------------------

The increase in sales and marketing expenses for the three and six month periods ended December 31, 2000 and 1999, was primarily attributable to an increase in personnel costs and related expenditures, commissions, a focused marketing campaign in fiscal year 2001, and planned marketing related activities.

The increase in research and development expenses for the three and six months ended December 31, 2000 and 1999, reflects additional personnel and independent contractor costs related to the planned increase of the Company's product development efforts.

The increase in general and administrative expenses for the three and six months ended December 31, 2000 and 1999, primarily resulted from an increase in professional services, an increase in independent contractors, and an increase in the allowance for doubtful accounts.

Looking forward to fiscal 2002, the Company expects to approach industry norms in its general and administrative expenses as the ERP implementation and accounting transition are completed. There can be no assurance that these efforts will succeed or that the Company will be able to materially increase its operating margin.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 38% for the first and second quarter ended December 31, 2000 as compared to 37% for the first and second quarter ended December 31, 1999. The increase in the effective income tax rate is attributable to a decrease in state tax credits available to the Company and a slight increase in taxable income in foreign jurisdictions with statutory rates higher than the U.S. The Company's expected effective rate for the remainder of fiscal 2001 is 38%.

EXTRAORDINARY GAIN

During the quarter ended December 31, 2000, the Company repurchased convertible long-term notes with a face value of $11.3 million at a total cost of $8.7 million resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $.05 per share.

NET INCOME (LOSS)

As a result of the above factors, the Company had net income of $2.3 million for the three month period ended December 31, 2000, compared to net income of $7.1 million for the corresponding period of 1999. For the six month period ended December 31, 2000 and 1999, the Company had a net loss of $1.8 million and net income of $13.1 million.

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

Net cash provided by operating activities amounted to $18.0 million for the six months ended December 31, 2000 and $13.6 million for the six months ended December 31, 1999. The increase is primarily attributed to an increase in accounts payable, offset by a decrease in deferred revenue.

Cash used by investing activities amounted to $26.0 million for the six months ended December 31, 2000, and $8.1 million for the six months ended December 31, 1999. The increase primarily results from an increase in the purchase of computers, software, and leasehold improvements and a decrease in short-term investments.

Financing activities in the six months ended December 31, 2000, used cash of $9.9 million, as compared to cash generated of $7.1 million for the six months ended December 31, 1999. In connection with the stock options exercised by certain of its employees (for a total of 224,670 common shares for the first half of fiscal 2001 and 620,000 common shares for the first half of fiscal
2000), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $1.1 million for the six months ended December 31, 2000, and $1.4 million for the six months ended December 31, 1999. The Company used cash of $8.6 million for the six months ended December 31, 2000 to repurchase 577,500 common shares. The employee stock purchase plan generated cash of $4.1 million for the first half of fiscal 2001, and the redemption of debt used cash of $8.7 million for the same period.

As of December 31, 2000 and 1999, respectively, the Company had cash, cash equivalents and short-term investments of $269.5 million and $283.6 million, working capital of $270.2 million and $255.5 million, and long-term debt of $91.1 million and $102.5 million. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations with varying terms of three months or less. The Company anticipates capital expenditures of approximately $35 million for its 2001 fiscal year compared to capital expenditures of approximately $30 million for fiscal 2000. The Company intends to continue to review potential acquisitions and business alliances.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims which are expected to result in a material adverse effect on the financial position of the Company. The Company believes that its current cash and short-term investment balances, and the funds generated from its operations will be sufficient to finance the Company's business for at least the next year.

RISK FACTORS

The Company operates in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS. The Company competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company has recently expanded and refreshed its product offerings to include newer features or products in market segments it believes have high and/or growing rates of customer demand, such as customer relationship management, web analysis, and performance measurement. Entry into new markets has inherent risks, including, but not limited to, educating the Company's sales, marketing, and consulting personnel to work with the new products, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. The Company's failure to successfully introduce, market and sell new products or enhance and improve its existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on the Company's business, results of operations or financial position.

HIRING AND RETENTION OF EMPLOYEES. Hyperion's future operating results depend in significant part upon the retention and hiring of technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales and marketing personnel. Hyperion has at times experienced and continues to experience difficulty in recruiting or retaining qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future, which could have a material adverse effect on the Company's business, operating results, and financial condition.

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

 BACK-ENDED QUARTERS. Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. A significant portion of the Company's quarterly software licensing agreements is concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, the Company must rely on its forecasts of revenue for planning, modeling and other purposes. Forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. Any publicly stated revenue or earnings projections by the Company are subject to these risks and uncertainties.

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

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, any broadly based changes to the Company's or its competitors pricing, packaging or distribution models could lead to a decline or delay in sales as the Company's sales force and its customers adjust to the new models. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial position if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

CONVERSION OF INTERNAL FINANCIAL SYSTEMS. The Company is in the process of migrating its internal financial systems to an Enterprise Resource Planning ("ERP") solution provided through an outside firm, which began performing certain accounting functions for the Company in July 2000. The Company currently anticipates that the transition of remaining identified activities will be completed by the end of fiscal 2001. There can be no assurance, however, that such migration will be completed on schedule or will not cause a disruption to the Company's operations or any resulting disruption will not have an adverse impact on the Company's business, operating results and financial condition.

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

MARKET RISKS. At December 31, 2000 and 1999, respectively, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $24.6 million and $38.1 million that are classified as available-for-sale. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2000, the decline in the fair value of the portfolio would not be material.

The Company's long-term debt bears interest at a fixed rate and, therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact the Company's financial statements.



                         Hyperion Solutions Corporation
                           Part II. Other Information


ITEM 1. LEGAL PROCEEDINGS

On June 30, 2000, Hyperion Software (UK) plc was named as a defendant in a lawsuit in the Technology & Construction Court in England for damages of approximately 1.1 million pounds sterling (UK) in connection with an OLAP and Hyperion Enterprise implementation that the claimants claim fails to meet its requirements. Currently, discovery is stayed and the parties are considering mediation of the dispute. A tentative trial date of October 2001 has been set. The Company believes it has meritorious defenses and counterclaims.

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion's U.S. Patent No. 5,359,724 (the "'724 patent") with the United States Patent and Trademark Office (the "PTO") arguing that the '724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed a request for a second reexamination of the '724 patent with the PTO based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the '724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the Patent Office.

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims which are expected to result in a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on November 15, 2000, and reconvened on November 27, 2000, the following proposals were adopted by the margins indicated:

1. To elect a member of the Board of Directors to serve a three-year term as a Class II director.

                                                  Number of Shares
                                                For           Withheld
                                            ----------      ------------
Jeffrey R. Rodek                            24,159,784      2,819,580
Aldo Papone                                 26,344,813        634,551

2. To approve an amendment to the Option Plan to increase the number of options granted to non-employee members of the Board of Directors under the Automatic Option Grant Program of the Option Plan.




                             For                    10,566,347
                             Against                10,063,894
                             Abstain                   435,328

3. To approve an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder by 700,000 shares.


                             For                    19,839,413
                             Against                 1,203,646
                             Abstain                    22,510

4. To ratify the Company's appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2001.


                             For                    26,912,407
                             Against                    51,373
                             Abstain                    15,584

5. To approve an amendment to the Company's 1995 Stock Option/Stock Issuance Plan (the "Option Plan") to increase the number of shares of the Company's common stock reserved for issuance thereunder by 1,600,000.

                             For                    11,966,109
                             Against                10,424,548
                             Abstain                   433,075

ITEM 5. OTHER INFORMATION

Amendment of Stock Option Plan

In November 2000 the Company amended Article VI, Section IV of its 1995 Employee Stock Option Plan (the "Plan") to prohibit repricing of options by lowering the exercise price of a previously granted award, by canceling outstanding options and issuing replacements, or by otherwise replacing existing options with substitute options with a lower exercise price.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 - 1995 Employee Stock Option Plan

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

                  Hyperion Solutions Corporation Form 10-Q for
                 the three month period ended December 31, 2000



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Hyperion Solutions Corporation


                             /s/ DAVID W. ODELL                        2/14/01
                             -------------------------------------------------
                             David W. Odell                               Date
                             Chief Financial Officer


                             /s/ NOLENE P. FABRE                       2/14/01
                             -------------------------------------------------
                             Nolene P. Fabre                              Date
                             Vice President and Global Controller