Form 10-Q
period 2001-03-31
HYPERION SOLUTIONS CORP
filed 2001-05-14
CIK 1001113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ----         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES__X___   NO _____

         As of May 10, 2001 there were 32,325,944 shares of the Registrant's common stock, $.001 par value, outstanding.

                         Hyperion Solutions Corporation

                                    Form 10-Q


                                    CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                         PAGE

Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheet -- March 31, 2001 and June 30, 2000..............................................2

   Condensed Consolidated Statement of Income and Comprehensive Income -- Three Months Ended
     March 31, 2001 and 2000; Nine months ended March 31, 2001 and 2000 .................................................3

   Condensed Consolidated Statement of Cash Flows -- Nine Months Ended
     March 31, 2001 and 2000.............................................................................................5

   Notes to Condensed Consolidated Financial Statements -- March 31, 2001................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................10

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................................19

Item 6. Exhibits and Reports on Form 8-K................................................................................19

SIGNATURES..............................................................................................................20



   Hyperion, Essbase, Hyperion Pillar and Hyperion Enterprise are registered trademarks of Hyperion Solutions Corporation. Hyperion Solutions, the Hyperion "H" logo, What's Going On, Essbase-Ready, Hyperion Essbase OLAP Server, Hyperion Web Site Analysis Suite, Hyperion Customer Interaction Center, Hyperion Planning, Hyperion Financial Management, Hyperion Application Link, Hyperion Allocations Manager, Hyperion Performance Scorecard, Hyperion Business Modeling, Hyperion Enterprise Reporting, Hyperion Reports, Hyperion Analyzer, Hyperion Integration Server, Hyperion Application Builder, Hyperion Essbase API, Hyperion Essbase Application Manager, Hyperion Essbase Currency Conversion, Hyperion Essbase Partitioning Option, Hyperion Objects, Hyperion Essbase SQL Interface, Hyperion Field Services Analysis, Hyperion Product Quality Analysis, Hyperion Essbase Spreadsheet Add-in, Hyperion Essbase Spreadsheet Toolkit, Hyperion Web Gateway and HyperionReady are trademarks of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

      For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 2000.

                         Hyperion Solutions Corporation

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                                                                          MARCH 31,         JUNE 30,
                                                                                            2001             2000
                                                                                        -----------         ------
ASSETS                                                                                  (Unaudited)         (Note)
Current assets:
   Cash and cash equivalents                                                    $         222,322    $      262,408
   Short-term investments                                                                  23,940            32,751
   Accounts receivable -- net of allowances of
   $18,998 and $16,250                                                                    155,363           161,883
   Prepaid expenses and other current assets                                               18,427             8,349
   Deferred income taxes                                                                   11,650             9,866
                                                                                         --------          --------
TOTAL CURRENT ASSETS                                                                      431,702           475,257

Property and equipment -- at cost, less accumulated
   depreciation and amortization of $96,677 and $78,694                                    87,521            71,669
Acquired technologies, goodwill and other intangible assets
   -- at cost, less accumulated amortization of $31,796 and $24,434                        21,663            25,942
Other assets                                                                               16,211            17,023
                                                                                         --------          --------
TOTAL ASSETS                                                                             $557,097          $589,891
                                                                                         ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                  $52,912           $49,933
   Accrued employee compensation and benefits                                              28,068            32,572
   Income taxes payable                                                                       589             6,179
   Deferred revenue                                                                        94,373            88,828
                                                                                         --------          --------
TOTAL CURRENT LIABILITIES                                                                 175,942           177,512

LONG-TERM DEBT                                                                             91,116           102,518

Stockholders' equity:
   Preferred stock -- $.001 par value; 5,000 shares
   authorized; none issued                                                                    --                --
   Common stock -- $.001 par value; 300,000 shares authorized;
   32,677 and 32,616 shares issued and outstanding                                             33                33
   Additional paid-in capital                                                             207,224           197,376
   Less treasury stock, at cost:  1,389 and 0 common shares                               (23,764)               --
   Retained earnings                                                                      116,592           119,736
   Currency translation adjustments                                                       (10,046)           (7,284)
                                                                                         --------          --------
TOTAL STOCKHOLDERS' EQUITY                                                                290,039           309,861
                                                                                         --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         557,097     $     589,891
                                                                                         ========          ========

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                         Hyperion Solutions Corporation

       Condensed Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                     MARCH 31,                                 MARCH 31,
                                                           2001                     2000             2001               2000
                                                     -------------------------------------------------------------------------------
REVENUES
         Software licenses                              $  55,092                $  62,192         $ 164,445         $ 164,333
         Maintenance and services                          75,135                   63,606           215,294           184,508
                                                          -------                  -------           -------           -------
TOTAL REVENUES                                            130,227                  125,798           379,739           348,841


COSTS AND EXPENSES
     Cost of Revenues:
         Software licenses                                  4,441                    1,760            13,410             4,761
         Maintenance and services                          39,845                   34,772           110,426            96,896
Sales and marketing                                        52,855                   49,851           154,158           136,768
Research and development                                   18,907                   17,912            61,198            50,874
General and administrative                                 17,837                   10,959            54,415            31,719
Merger costs (credits)                                         --                       --                --              (305)
Restructuring charge                                           --                    2,066                --             2,066
                                                          -------                  -------           -------           -------
TOTAL COSTS AND EXPENSES                                  133,885                  117,320           393,607           322,779
                                                          -------                  -------           -------           -------

OPERATING INCOME (LOSS)                                    (3,658)                   8,478           (13,868)           26,062
Interest income                                             2,915                    3,365            10,478             9,346
Interest expense                                           (1,387)                  (1,430)           (4,043)           (4,097)
                                                          -------                  -------           -------           -------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,130)                  10,413            (7,433)           31,311

Provision for (benefit from) income taxes                    (809)                   3,800            (2,825)           11,600
                                                          -------                  -------           -------           -------

Income (loss) before extraordinary item                    (1,321)                   6,613            (4,608)           19,711

Extraordinary item - gain on redemption of debt,
   net of income tax of $898                                   --                       --             1,464                --
                                                          -------                  -------           -------           -------
NET INCOME (LOSS)                                       $  (1,321)               $   6,613         $  (3,144)        $  19,711
                                                          =======                  =======           =======           =======
Currency translation adjustments                           (3,288)                  (1,072)           (2,762)           (1,564)

COMPREHENSIVE INCOME (LOSS)                             $  (4,609)                  $ 5,541         $ (5,906)        $  18,147
                                                          =======                  =======           =======           =======



 See accompanying notes.

                         Hyperion Solutions Corporation
       Condensed Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)

                      (in thousands, except per share data)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        MARCH 31,                          MARCH 31,
                                                               2001                 2000             2001             2000
                                                           ---------------------------------    ------------------------------------
EARNINGS (LOSS) PER SHARE

            Basic
              Earnings (loss) from continuing
                operations before extraordinary item        $   (0.04)     $        0.21     $       (0.14)     $        0.63
              Extraordinary gain                                --                 --                 0.04              --
                                                            ----------         ----------        ----------         ----------
              Basic earnings (loss) per share               $   (0.04)     $        0.21     $       (0.10)     $        0.63
                                                            ==========         ==========        ==========         ==========

            Diluted
              Earnings (loss) from continuing
                operations before extraordinary item        $   (0.04)     $        0.19     $       (0.14)     $        0.62
              Extraordinary gain                                --                 --                 0.04              --
                                                            ----------         ----------        ----------         ----------
              Diluted earnings (loss) per share             $   (0.04)     $        0.19     $       (0.10)     $        0.62
                                                            ==========         ==========        ==========         ==========

AVERAGE NUMBER OF SHARES OUTSTANDING

            Basic                                               32,154             32,042            32,695             31,384
            Diluted                                             32,154             34,558            32,695             32,016





  See accompanying notes.

                         Hyperion Solutions Corporation

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       2001              2000
                                                                                    ---------         ---------
OPERATING ACTIVITIES
Net income (loss)                                                                $     (3,144)        $  19,711
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Gain on redemption of debt                                                         (2,362)               --
    Depreciation and amortization                                                      29,260            25,073
    Provision for accounts receivable allowance and returns, net                       16,671             4,709
    Deferred income taxes                                                              (1,784)            1,024
Changes in assets and liabilities:
    Accounts receivable                                                               (10,151)          (32,041)
    Prepaid expenses and other current assets                                         (10,078)           (9,767)
    Other assets                                                                          207            (1,418)
    Accounts payable and accrued expenses                                               2,979           (10,713)
    Accrued employee compensation and benefits                                         (4,504)           (2,318)
    Income taxes payable                                                               (4,315)            5,577
    Deferred revenue                                                                    5,545             9,045
                                                                                    ---------         ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                                  18,324             8,882

INVESTING ACTIVITIES
Proceeds from maturity of short-term investments, net                                   8,811               731
Purchases of property and equipment, net                                              (36,931)          (12,003)
Purchases of intangible assets, net                                                    (3,534)           (5,025)
                                                                                    ---------         ---------
CASH USED IN INVESTING ACTIVITIES                                                     (31,654)          (16,297)

FINANCING ACTIVITIES
Principal payments on notes payable                                                      (152)           (4,484)
Redemption of debt                                                                     (8,652)               --
Treasury stock acquired, net                                                          (23,764)               --
Proceeds from exercise of stock options and employee stock purchase plan                8,574            30,329
                                                                                    ---------         ---------
CASH (USED IN)  PROVIDED BY FINANCING ACTIVITIES                                      (23,994)           25,845

Effect of exchange rate change on cash                                                 (2,762)           (1,564)
                                                                                    ---------         ---------

(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                     (40,086)           16,866
Cash and cash equivalents at beginning of period                                      262,408           233,515
                                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 222,322         $ 250,381
                                                                                    =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE PERIOD FOR:
    Income taxes                                                                        3,716            14,551
    Interest                                                                            4,520             4,670
  NON-CASH OPERATING AND FINANCING ACTIVITY:
    Income tax benefit from exercise of stock options                                   1,274             7,922

See accompanying notes.

                         Hyperion Solutions Corporation

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2001


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2000 included in the Hyperion Solutions Corporation (the "Company" or "Hyperion") report on Form 10-K filed on September 28, 2000.

B. STOCK REPURCHASE PROGRAM

In November 2000, the Board of Directors authorized the repurchase of up to $100 million of the Company's outstanding common stock at market prices over the next twelve months. During the three and nine months ended March 31, 2001, the Company repurchased 811,500 and 1,389,000 shares at a cost of approximately $15.1 and $23.8 million, respectively, under this program. These repurchased shares are reflected as treasury shares on the balance sheet.

C. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS") (in thousands, except per share data):


                                                              Three Months Ended                Nine Months Ended
                                                                   March 31,                        March 31,
                                                             2001             2000           2001              2000
                                                          ----------        -------       ----------        -------
Numerator:
  Income (loss) before extraordinary item                 $   (1,321)       $ 6,613       $   (4,608)       $19,711
  Extraordinary item - gain on redemption
   of debt, net of income tax of $898                           --             --              1,464           --
                                                          ----------        -------       ----------        -------

  Net income (loss)                                       $   (1,321)       $ 6,613       $   (3,144)       $19,711
                                                          ===========       =======       ===========       =======
Denominator for basic EPS - weighted-average shares           32,154         32,042           32,695         31,384
Effect of dilutive securities:
      Stock option rights                                       --            2,516             --              632
                                                          ----------        -------       ----------        -------
Denominator for diluted EPS - adjusted
   weighted-average shares and assumed conversions            32,154         34,558           32,695         32,016
                                                          ==========        =======       ==========        =======
Basic
 Earnings (loss) from continuing operations before
    extraordinary item                                    $    (0.04)       $  0.21       $    (0.14)       $  0.63
  Extraordinary gain                                            --             --               0.04           --
                                                          ----------        -------       ----------        -------
  Basic earnings (loss) per share                         $    (0.04)       $  0.21       $    (0.10)       $  0.63
                                                          ==========        =======       ==========        =======

Diluted
  Earnings (loss) from continuing operations before
     extraordinary item                                   $    (0.04)       $  0.19       $    (0.14)       $  0.62
  Extraordinary gain                                            --             --               0.04           --
                                                          ----------        -------       ----------        -------
  Diluted earnings (loss) per share                       $    (0.04)       $  0.19       $    (0.10)       $  0.62
                                                          ==========        =======       ==========        =======

For the three and nine months ended March 31, 2001, all stock option rights totaling 9.5 million were excluded from the diluted EPS calculation due to the antidilutive effect on net loss. For the three and nine month periods ending March 31, 2000, certain stock option rights of 0.2 million and 1.4 million common shares were excluded from the diluted EPS calculation, respectively, because their effect would be antidilutive. For the same reasons, in each of the periods stated above, shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation.

D. CONTINGENCIES

From time to time, in the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims which are expected to result in a material adverse effect on the financial position of the Company.

E. SEGMENT AND GEOGRAPHICAL INFORMATION

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company has identified four reportable operating segments based on the criteria of SFAS 131: North America, Europe, Asia Pacific, and other. These operating segments are organized geographically and operate in one industry segment: the development and marketing of enterprise analytic application software and related services. The Company's products are marketed internationally through the Company's direct sales force, independent distributors, and application resellers.

The significant accounting policies of the reportable segments are the same as those summarized in the Company's annual report on Form 10-K filed on September 28, 2000.

The accompanying statements disclose the financial information of the Company's reportable segments in accordance with SFAS 131 for the three and nine month periods ended March 31, 2001 and 2000 (in thousands): (1)


                                           North                          Asia
                                          America        Europe         Pacific        Other      Eliminations         Total
                                        ---------        --------       --------        ------    ------------        ---------
Three Months Ended March 31, 2001
Revenues:
    Customers                           $  96,501        $ 24,176       $  8,184        $1,366       $   --          $ 130,227
    Transfers between segments            (11,585)         11,661            (76)         --             --               --
                                        ---------        --------       --------        ------       --------        ---------
            Total                       $  84,916        $ 35,837       $  8,108        $1,366       $   --          $ 130,227
                                        =========        ========       ========        ======       ========        =========
Operating income (loss)                   (20,083)         10,992          4,283         1,150           --             (3,658)
                                        =========        ========       ========        ======       ========        =========
Identifiable assets                     $ 453,227        $110,332       $ 23,969        $2,683       $(33,114)       $ 557,097
                                        =========        ========       ========        ======       ========        =========
Three Months Ended March 31, 2000
Revenues:
    Customers                           $  86,923        $ 27,917       $  9,777        $1,181       $   --          $ 125,798
    Transfers between segments             (4,030)          4,497           (467)         --             --                 --
                                        ---------        --------       --------        ------       --------        ---------
            Total                       $  82,893        $ 32,414       $  9,310        $1,181       $   --          $ 125,798
                                        =========        ========       ========        ======       ========        =========
Operating income (loss)                    (8,243)         10,251          5,496           974           --              8,478
                                        =========        ========       ========        ======       ========        =========
Identifiable assets                     $ 340,049        $203,210       $ 47,546        $5,563       $(37,309)       $ 559,059
                                        =========        ========       ========        ======       ========        =========

                                         North                           Asia
                                       America          Europe          Pacific        Other      Eliminations        Total
                                       ---------        --------       --------        ------     ------------      ---------
Nine Months Ended March 31, 2001
Revenues:
    Customers                          $ 283,972        $ 68,922       $ 23,488        $3,357       $   --          $ 379,739
    Transfers between segments           (27,166)         27,576           (410)         --         $   --               --
                                       ---------        --------       --------        ------       --------        ---------
            Total                      $ 256,806        $ 96,498       $ 23,078        $3,357       $   --          $ 379,739
                                       =========        ========       ========        ======       ========        =========
Operating income (loss)                  (55,363)         28,939         10,204         2,352           --            (13,868)
                                       =========        ========       ========        ======       ========        =========
Identifiable assets                    $ 453,227        $110,332       $ 23,969        $2,683       $(33,114)       $ 557,097
                                       =========        ========       ========        ======       ========        =========
Nine Months Ended March 31, 2000
Revenues:
    Customers                          $ 245,562        $ 79,814       $ 21,350        $2,115       $   --          $ 348,841
    Transfers between segments           (12,734)         14,008         (1,274)         --             --               --
                                       ---------        --------       --------        ------       --------        ---------
            Total                      $ 232,828        $ 93,822       $ 20,076        $2,115       $   --          $ 348,841
                                       =========        ========       ========        ======       ========        =========
Operating income (loss)                   (8,633)         23,303          9,842         1,550           --             26,062
                                       =========        ========       ========        ======       ========        =========
Identifiable assets                    $ 340,049        $203,210       $ 47,546        $5,563       $(37,309)       $ 559,059
                                       =========        ========       ========        ======       ========        =========


(1) Although not materially different, certain segment data related to prior periods has been reclassified to conform to the current year presentation.

                         Hyperion Solutions Corporation

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



FORWARD-LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Hyperion Solutions Corporation and its subsidiaries (Hyperion), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion's future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "intends," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled "Risk Factors". Other risks and uncertainties are disclosed in Hyperion's prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2000. These and many other factors could affect Hyperion's future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

RESULTS OF OPERATIONS

OVERVIEW

Hyperion develops, markets, licenses, installs and supports enterprise analytic application software that helps companies better understand, optimize and operate their businesses. Hyperion's products complement software that companies use to capture and organize data. Hyperion's products integrate with, extend and enhance transaction-processing applications, enterprise resource planning (ERP) and customer relationship management packaged applications, and data warehouses. The Company's offerings are based on Hyperion's enterprise-class analytic platform and include packaged analytic applications, OLAP (on-line analytical processing) server technology, data and application integration technologies, and a family of robust tools for client-server and web-enabled reporting, analysis, presentation and application development. Hyperion and its partners deliver client/server and web-based products for a broad range of analytic applications including budgeting and planning, financial consolidation and reporting, business modeling, performance management, campaign management analysis, promotional analysis, sales forecasting, demand planning, e-business analysis and industry-specific solutions. The Company's solutions are used by more than 6,000 organizations worldwide, including more than 60 of the Fortune 100, 63 of the Nikkei Top 100 and more than 40 of the Financial Times European Top 100.

Hyperion derives revenues from licensing its software products and providing related product installation, support and training services. Customers are billed an initial fee for the software upon delivery. A maintenance fee entitling customers to routine support and product updates is billed annually. With operations in twenty-two countries, Hyperion licenses its products throughout the world primarily through a direct sales force. Products also are licensed through independent distributors and sales agents, including other technology and application software companies, and major accounting and consulting firms ("channel partners"). The Company includes in revenues its net share of revenues generated by distributors. In the event that an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is reflected.

REVENUES

                                        Three Months Ended                                 Nine Months Ended
                       -----------------------------------------------      -----------------------------------------------
                       March 31,      % of        March 31,     % of        March 31,      % of       March 31,     % of
(in thousands)           2001       revenues        2000      revenues        2001       revenues       2000      revenues
--------------         -----------------------------------------------      -----------------------------------------------
Software licenses      $ 55,092       42.3%      $ 62,192       49.4%        $164,445       43.3%      $164,333       47.1%
Maintenance
 and services            75,135       57.7%        63,606       50.6%         215,294       56.7%       184,508       52.9%
                       ----------------------------------------------        ----------------------------------------------
Total Revenues         $130,227      100.0%      $125,798      100.0%        $379,739      100.0%      $348,841      100.0%
                       ==============================================        ==============================================

Total revenues increased 3.5% and 8.9% in the third quarter and first nine months of fiscal 2001 over the corresponding prior year periods.

The 11.4% decline in software license revenues for the three months ended March 31, 2001 versus the three months ended March 31, 2000 was primarily due to longer sales cycles caused by the continuing economic weakness in North American sales. Software license revenues were flat for the nine month period ended March 31, 2001 compared to March 31, 2000. The Company cannot predict the length or severity of this ongoing reduction in overall software purchasing activity, but it is possible that continuing weakness will have a material adverse effect on future results. Twelve contracts valued at more than $500,000 were closed during the quarter ended March 31, 2001, versus eight in the quarter ended March 31, 2000. Overall, the average contract size for the quarter was approximately $110,000. For the quarter ended March 31, 2001, 43% of the software license revenue was generated from the 215 new customers signed during the quarter. For the quarter ended March 21, 2000, 275 new customers were signed.

The 18.1% increase in maintenance and services revenue for the three months ended March 31, 2001 compared to the three month period ended March 31, 2000 is mainly attributable to the year-to-year growth of the Company's installed customer base. The $75.1 million in maintenance and service revenue for the third quarter of 2001 is comprised of $45.4 million in maintenance revenue, a 12.4% increase from $40.4 million for the three months ended March 31, 2000, and $29.7 million in consulting and training services for the three months ended March 31, 2001 as compared to $23.2 million for the three months ended March 31, 2000, which is a 28.0% increase. For the nine months ended March 31, 2001 and 2000, maintenance revenue increased 9.0% to $124.8 from $114.5 million, while consulting revenue grew 29.3% to $90.5 million from $70.0 million.

Revenues derived from channel partners for the three months ended March 31, 2001 and 2000 were 19.1% and 38.0% of software license revenues, respectively. For the nine months ended March 31, 2001 and 2000, partner revenues were 21.9% and 28.8% of software license revenues. This change reflects the evolving nature and contractual terms with our partners, particularly the trend toward direct billing through Hyperion in order to improve the efficiency of the distribution process. No single partner represented more than 10% of total revenue during the quarter, which is consistent with the second quarter of fiscal 2001.

As a percentage of revenues, software license revenue declined 7.1% and 3.8% for the three and nine months ended March 31, 2001 as compared to the corresponding period in the prior year. This shift in revenue mix from software revenue to maintenance and services revenues was primarily a result of an increase in the overall installed customer base, as well as the lower software license growth resulting from a deceleration of the U.S. economy, which has led to a significant slowdown in information technology spending.


COST OF REVENUES

                                         Three Months Ended                                  Nine Months Ended
                         ------------------------------------------------     ------------------------------------------------
                                       Gross                     Gross                       Gross                    Gross
                         March 31,     Profit     March 31,      Profit        March 31,     Profit     March 31,     Profit
(in thousands)             2001      Percentage     2000       Percentage        2001      Percentage     2000      Percentage
--------------           ------------------------------------------------     ------------------------------------------------
Software licenses        $ 4,441       91.9%      $ 1,760       97.2%         $ 13,410       91.8%      $ 4,761       97.1%
Maintenance
and services              39,845       47.0%       34,772       45.3%          110,426       48.7%       96,896       47.5%


Cost of software license revenues consists primarily of royalty expenses, amortization of capitalized software costs, and amortization of certain intangible assets related to business acquisitions. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues for the three and nine month periods ended March 31, 2001 and 2000, principally reflects an increase in royalty payments to third parties for software supplied by them and distributed by the Company. The cost as a percent of software revenues was 8.1% which is consistent with the prior two quarters.

In the nine month periods ended March 31, 2001 and 2000, the Company capitalized $1.4 million and $2.1 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The amounts capitalized relate to the Company's development and localization of its OLAP server technology, tools, and packaged analytic application solutions. Capitalized software costs are amortized over the estimated economic life of the product, but generally not more than three years.

OPERATING EXPENSES

                                                Three Months Ended                             Nine Months Ended
                            ------------------------------------------------     -------------------------------------------------
                            March 31,    Percent of   March 31,   Percent of     March 31,   Percent of     March 31,   Percent of
(in thousands)                 2001       Revenues       2000      revenues        2001       Revenues        2000       revenues
--------------              ------------------------------------------------     -------------------------------------------------
Sales and marketing          $52,855       40.6%       $49,851       39.6%       $154,158       40.6%       $136,768       39.2%
Research
    and development           18,907       14.5%        17,912       14.2%         61,198       16.1%         50,874       14.6%
General
    and administrative        17,837       13.7%        10,959        8.7%         54,415       14.3%         31,719        9.1%


During fiscal 2001, management has made conscious decisions to accelerate product development, reinvigorate the sales force, expand market awareness and upgrade the operating infrastructure. These investments have increased overall operating costs, and adversely affected operating margins.

The 6.0% and 12.7% increases in sales and marketing expenses for the three and nine month periods ended March 31, 2001 over the corresponding periods in fiscal 2000, were primarily attributable to increased sales headcount and travel related costs.

Research and development expenses increased 5.6% and 20.3% for the three and nine months ended March 31, 2001 over the corresponding prior year periods. The increase in research and development expenses for the three and nine months ended March 31, 2001 was due to an increase in compensation expense related to the release of new products, enhanced versions of existing products, and new localizations of existing products.

The increase in general and administrative expenses for the three and nine months ended March 31, 2001 and 2000 of 62.8% and 71.6%, respectively, resulted from an increase in professional services, an increase in independent contractors, and an increase in the allowance for doubtful accounts.

The Company has substantially completed the process of migrating its internal financial systems to an Enterprise Resource Planning ("ERP") solution provided through an outside firm, which began performing certain accounting functions for the Company in July 2000.

In the third quarter of fiscal 2000, the Company recorded a $2.1 million restructuring charge, $1.3 million after taxes, associated with restructuring its European operations and costs associated with outsourcing its North America based accounting department. There was no such comparable charge this year.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 38% for the three and nine months ended March 31, 2001 as compared to 37% for the three and nine months ended March 31, 2000. The increase in the effective income tax rate is attributable to a decrease in state tax credits available to the Company and a slight increase in taxable income in foreign jurisdictions with statutory rates higher than the U.S. The Company's expected effective rate for the remainder of fiscal 2001 is 38%.

EXTRAORDINARY GAIN

During the nine months ended March 31, 2001, the Company repurchased convertible long-term notes with a face value of $11.3 million at a total cost of $8.7 million resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $.04 per share.

NET INCOME (LOSS)

As a result of the above factors, the Company had a net loss of $1.3 million or 4 cents per basic and diluted share for the three month period ended March 31, 2001, compared to net income of $6.6 million or 19 cents per diluted share for the corresponding period ended March 31, 2000. For the nine month period ended March 31, 2001 and 2000, the Company had a net loss of $3.1 million or 10 cents per basic and diluted share and net income of $19.7 million or 62 cents per diluted share, respectively.

To date, the overall impact of inflation on the Company has not been material, although the Company is experiencing increases in employee compensation due to a competitive labor market.

Going forward, the Company is focused on several key areas which are essential to its long-term success, including actively assessing the overall business model, product mix, distribution strategies, and productivity levels. The Company continues to emphasize expense control efforts through managing head-count, discretionary spending, and infrastructure costs. There can be no assurance that these efforts will succeed or that the Company will be able to materially increase its operating margin. These expense control efforts could adversely affect the Company's ability to develop new products and market its products effectively.

LIQUIDITY AND CAPITAL RESOURCES

                                                                        Nine Months Ended
                                                            March 31,        March 31,       Percent
(in thousands)                                                2001             2000           Change
--------------------------------------------------        ------------------------------------------
Working capital                                           $ 255,760         $ 292,163         -12.5%
Cash, cash equivalents, and short-term investments          246,262           287,991         -14.5%
Cash provided by operating activities                        18,324             8,882         106.3%
Cash used in investing activities                           (31,654)          (16,297)         94.2%
Cash provided by (used in) financing activities             (23,994)           25,845        -192.8%


Working capital as of March 31, 2001 was 12.5% lower than at the end of the corresponding prior year period, primarily attributable to lower cash and short-term investment balances. This decrease resulted largely from stock repurchases since November 2000.

To date, the Company has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes.

Positive cash flows provided by operating activities amounted to $18.3 million for the nine months ended March 31, 2001 and $8.9 million for the nine months ended March 31, 2000. This increase of 106.3% is attributed to the slower growth in the accounts receivable outstanding at March 31, 2001 and an increase in accounts payable and accrued expenses compared to a decline in the same balances a year earlier.

Cash used in investing activities amounted to $31.7 million for the nine months ended March 31, 2001, and $16.3 million for the nine months ended March 31, 2000. The increase primarily results from an increase in the purchase of computers, software, and leasehold improvements, offset by proceeds from maturity of short-term investments.

Financing activities in the nine months ended March 31, 2001, used cash of $24.0 million, as compared to cash generated of $25.8 million for the nine months ended March 31, 2000. This negative cash flow primarily resulted from the common stock repurchases during this period and the redemption of debt. In November 2000, the Board of Directors authorized the Company to repurchase up to $100 million of its outstanding common stock at market prices over the next twelve months. Pursuant to this repurchase program, the Company repurchased 1,389,000 shares during the nine months ended March 31, 2001, at a cost of approximately $23.8 million. During the quarter ended December 31, 2000, the Company repurchased $11.3 million of convertible long-term notes at a total cost of $8.7 million. This was offset by the proceeds from the exercise of stock options and the employee stock purchase plan that provided cash of $8.6 million and $30.3 million for the nine months ended March 31, 2001 and 2000, respectively.

In connection with the stock options exercised by certain of its employees (for a total of 72,000 common shares for the nine months ended March 31, 2001 and 1.5 million for the nine months ended March 31, 2000), the Company recognized (as a credit to additional paid-in capital) an income tax benefit of $1.3 million for the nine months ended March 31, 2001, and $7.9 million for the nine months ended March 31, 2000.

As of March 31, 2001 and 2000, respectively, the Company had cash, cash equivalents and short-term investments of $246.3 million and $288.0 million, working capital of $255.8 million and $292.2 million, and long-term debt of $91.1 million and $102.6 million. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations with varying terms of three months or less.

The Company believes that its current cash and short-term investment balances and the funds generated from its operations will be sufficient to finance the Company's business for at least the next year.

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

HIRING AND RETENTION OF EMPLOYEES. Hyperion's future operating results depend significantly upon the retention and hiring of technical and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales and marketing personnel. Hyperion has at times experienced and continues to experience difficulty in recruiting or retaining qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future, which could have a material adverse effect on the Company's business, operating results, and financial condition.

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

BACK-ENDED QUARTERS. Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of the Company's quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, the Company must rely on its forecasts of revenue for planning, modeling and other purposes. Forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause the Company to improperly plan or budget and thereby adversely affect its business or results of operations. Any publicly stated revenue or earnings projections by the Company are subject to these risks and uncertainties.

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

PRICING. Intense competition in the various markets in which the Company competes may put pressure on the Company to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, any broadly based changes to the Company's or its competitor's pricing, packaging or distribution models could lead to a decline or delay in sales as the Company's sales force and its customers adjust to the new models. Any such price reductions and resulting lower license revenues could have a material adverse effect on the Company's business, results of operations or financial position if the Company cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by the Company or its competitors, changes in the Company's or its competitors' results of operations, changes in revenue, revenue growth rates and revenue mix for the Company as a whole or for specific geographic areas or business units, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of the Company's Common Stock could be adversely affected by such fluctuations.

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

California has recently experienced ongoing power system shortages which have resulted in "rolling blackouts," and the recent bankruptcy filing by one of the major California public utilities may increase the number and severity of these blackouts. These blackouts, blackouts in other regions or procedures implemented to avert blackouts could cause disruptions to the Company's operations and the operations of the Company's customers. Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of licensing transactions.


MARKET RISKS. At March 31, 2001 and 2000, respectively, the Company's investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $23.9 million and $37.6 million that are classified as available-for-sale. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2001, the decline in the fair value of the portfolio would not be material.

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

(a) Exhibits

        None

(b) Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Hyperion Solutions Corporation


                        /s/ DAVID W. ODELL                             5/11/01
                        ------------------------------------------------------
                        David W. Odell                                    Date
                        Chief Financial Officer


                        /s/ NOLENE P. FABRE                            5/11/01
                        ------------------------------------------------------
                        Nolene P. Fabre                                   Date
                        Vice President and Global Controller