Form 10-K405
period 2001-06-30
HYPERION SOLUTIONS CORP
filed 2001-09-14
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED JUNE 30, 2001
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to _____________.

COMMISSION FILE NUMBER 0-26934

HYPERION SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0277772 (I.R.S. Employer Identification No.)

1344 CROSSMAN AVENUE, SUNNYVALE, CALIFORNIA 94089
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 744-9500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of September 10, 2001, there were 32,397,805 shares of the registrant’s Common Stock, $.001 par value, outstanding. The aggregate market value of the registrant’s voting stock held by nonaffiliates as of September 10, 2001 was approximately $488.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2001 Annual Meeting of Stockholders, scheduled to be held on November 14, 2001, are incorporated by reference in Part III hereof.

HYPERION SOLUTIONS CORPORATION

FORM 10-K

Essbase, Essbase Integration Server, Hyperion Analysis Tools, Hyperion Reports, Hyperion Analyzer, Hyperion Planning, Hyperion Financial Management, Hyperion Performance Scorecard, Balanced Scorecard, Hyperion Business Modeling, Hyperion Activity Based Management, Hyperion Pillar, Hyperion Enterprise, Hyperion Enterprise Reporting, and Hyperion Application Link are trademarks of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report on Form 10-K and the Annual Report is forward-looking in nature. All statements included in this report on Form 10-K and the Annual Report or made by management of Hyperion Solutions Corporation and its subsidiaries (Hyperion), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Risk Factors.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1991, Hyperion Solutions Corporation (“Hyperion”) develops, markets and supports business intelligence software, which helps turn raw data into business information. Hyperion’s products and services enable companies and their employees to plan, manage, and execute business strategies to measure performance and drive profitability, and ultimately create value for their shareholders.

Hyperion’s products analyze the raw data captured in operational systems, which improves the return on investment that organizations have made in enterprise resource planning (“ERP”), supply chain management (“SCM”), customer relationship management (“CRM”), marketing automation, Web and e-commerce systems and data warehouses.

Hyperion provides applications and other extensive capabilities that enable the creation of an enterprise-wide decision infrastructure. This decision infrastructure covers analytical needs across a wide variety of functional areas extending from “front office” to “back office.” Hyperion uses its best of breed technology — Hyperion Essbase online analytical processing (“OLAP”) Server — as the foundation of its comprehensive enterprise-wide business intelligence platform. This platform provides extensive analytical application development tools and components, as well as technologies which provide for the integration of data and applications. This platform along with Hyperion’s packaged business analysis applications, gives Hyperion one of the deepest and broadest product offerings in the market. In addition, Hyperion offers highly rated support and services from offices in 20 countries, and works with over 400 partners to provide solutions to more than 6,000 customer organizations worldwide.

INDUSTRY BACKGROUND

In response to today’s competitive pressures, most businesses need faster revenue and profit growth, which ultimately leads to value creation. They also need analysis support for the full business cycle, including its reporting, analyzing, modeling and planning stages. They require systems and processes that facilitate faster, better decisions in relation to opportunities and threats, support for increasingly collaborative planning and help in driving execution of those decisions and plans.

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

Business intelligence software helps turn this raw data into “Business Information.” At its best, such software provides a full “circle of analysis,” providing organizations with a 360-degree view of their customers from a number of touch points, but it should not end there. The customer analysis should be linked to analysis of other company data, including operational, supplier, employee and financial. Organizations want the flexibility to start with their most pressing analysis needs, such as financial or performance analysis, and then incorporate customer analysis — as they complete the circle.

Hyperion believes that customers will increasingly demand an integrated platform approach that supports more effective decision-making and faster revenue and profit growth. The technology foundation, applications and associated tools and services which comprise a company’s business intelligence platform must be specifically designed to leverage the investment that organizations have already made in raw data collection and operational systems.

This strategic approach is in contrast to the tactical manner in which some organizations address analysis requirements today. Using standalone applications, query and reporting tools and spreadsheets, for example, employees in different functional areas conduct analyses that are potentially incomplete or inaccurate. Deployment of a pervasive business intelligence platform helps employees execute the basic management cycle of reporting, analyzing, modeling and planning by providing consistent information. Additionally, it allows an organization to create and execute strategic, financial and operational plans that are in alignment.

To be useful, all of the data to be analyzed must also be accessed, cleansed, transformed, extracted and then analyzed using an assortment of sophisticated quantitative methods. It must be summarized, visualized and presented in a variety of formats — from spreadsheets and specialized financial report formats, to multidimensional views and graphical Web-based presentations — that are meaningful and intuitive to users throughout the organization. Since most global organizations use multiple operational systems that capture data in different formats, integrating and interpreting this enterprise data is an increasingly critical requirement. To take full advantage of the value of the data stored in existing systems and accelerate decision-making requires specific business intelligence software that provides data quality and integrity, scalability and ease of use across the organization.

Hyperion believes that the business intelligence software market is developing as a historical parallel to the relational database applications market. The business intelligence software market includes two significant segments: the “buy” market supported by packaged (or “pre-built”) analysis applications, and “custom-built” analysis applications, in both cases based on key technologies that include OLAP servers, data and application integration technologies, and Web-enabled reporting, analysis, presentation and application development tools. Organizations demand the availability of both “custom-built” and “pre-built” solutions to accommodate current and future requirements. Historically, companies initially purchased relational databases and developed applications with in-house or third party resources. Later, as packaged applications such as ERP and CRM suites became more fully functional and general purpose in scope, the total life cycle cost of ownership decreased sufficiently to create a commercial market opportunity. As expected, organizations are increasingly buying packaged business intelligence applications when feasible and OLAP tools and technologies to develop custom analysis applications in-house to meet their more specialized needs.

Hyperion believes that, in the business intelligence software market as in the relational database market, applications drag technologies and vice versa. Both create network effects. “Network effects,” means that the greater the number of solutions that are available on a platform, the more valuable that platform becomes to customers. Hyperion believes that it must fully embrace partners to maximize the number of third-party solutions available on the Hyperion business intelligence platform to be successful in the business intelligence software market.

Hyperion’s business intelligence platform is comprehensive, scalable, open and enterprise-class and meets industry needs with a full suite and platform approach specifically designed to leverage the investment organizations have already made in raw data collection and operational systems. Business intelligence software represents the next logical step in the evolution of enterprise application software.

STRATEGY

Hyperion’s objective is to be the leading global provider of business intelligence software products and services. These products and services give our customers the power to leverage their information assets for strategic purposes and enable organizations to measure performance and drive profitability. Hyperion intends to accomplish this by continuing to enhance our scalable, easy-to-use, open Hyperion Essbase OLAP technology (the keystone of the Hyperion business intelligence platform), expanding its network of partners delivering business intelligence capabilities on the platform, continuing to deliver the best packaged financial applications available, and by providing complementary highly rated support and services offerings. Either directly or through partnerships, Hyperion’s business intelligence platform will also deliver solutions for emerging market requirements such as performance management, CRM analysis, SCM analysis, trading exchange analysis, workforce and skills management analysis and industry-specific analyses.

Hyperion believes that a high level of customer service and customer satisfaction is critical to the successful marketing and sales of its existing and new products. We provide a broad range of worldwide consulting, training and support services that help our customers and partners implement, customize, enhance, support and extend its business intelligence platform. In response to market conditions, Hyperion is committed to maintaining a world-class workforce to deliver these offerings. Hyperion is also committed to supporting the more than 400 partners that deliver complementary products and services, meeting a wide variety of customer requirements. These solutions include additional packaged business intelligence applications, data and application integration technologies, tools, and training services, all of which use the Hyperion business intelligence platform as the foundation. We believe that the number of partners offering solutions based on Hyperion applications and technology coupled with sustained growth in new partnerships validate our business intelligence platform as an emerging standard. These partner relationships increase the network effects of Hyperion’s business intelligence platform, enhance our market reach and provide Hyperion customers with comprehensive solutions that deliver greater flexibility and choice.

Key elements of Hyperion’s strategy include:

Leverage Existing Market Leadership Position. Hyperion plans to enhance the core component of its business intelligence platform, Hyperion Essbase OLAP Server, with even greater scalability and ease of use features and tighter integration with relational data sources. We intend to actively seek the co-development of vertical and horizontal applications based on our business intelligence platform with outside organizations. Hyperion also intends to enable all of its packaged applications to fully exploit the business intelligence platform, creating a key differentiation with competing products. Hyperion believes that these activities will increase our ability and our partners’ ability to deliver an integrated suite of business intelligence applications across key market areas. Hyperion believes its key strengths are its established distribution channels and the comprehensive strategic technology in its business intelligence platform and also believes that its proven domain expertise and credibility gained from market leadership in the financial applications area can be leveraged to even more fully exploit the substantial market opportunity that exists in the financial applications area.

Increase Focus and Penetration of Key Markets. Hyperion plans to focus its intellectual capital and leverage its partners to provide best-of-breed business intelligence solutions in key markets including financial and business performance management, CRM analysis, supply-chain analysis, workforce analysis, industry-specific solutions, general OLAP-based solutions, and data warehousing.

Foster Strategic Partner Relationships. To accelerate the adoption of the business intelligence platform, Hyperion has established over 400 relationships, including the following:

•	Application Partners include enterprise software companies such as ERP providers that either integrate their enterprise packaged application suite with Hyperion products to enhance business analysis capabilities, and/or develop horizontal or vertical business intelligence applications such as budgeting, sales forecasting, demand planning or profitability analysis, using Hyperion products.

•	Tools Partners include developers of products and technologies that integrate with the Hyperion product family for enterprise information delivery and analysis. These tools include query and reporting, application development, spreadsheets, visualization, statistics, mapping and systems management.

•	Data Integration Partners include developers of software that works with Hyperion to provide data integration with data marts, data warehouses or packaged application suites such as ERP and CRM packages.

•	Platform Partners manufacture and/or develop hardware platforms, operating systems, and relational databases supported by Hyperion products.

•	Complementary Technology Partners focus on the resale, implementation and support of complementary software technology that works with Hyperion’s software products.

•	Service Partners include system integrators and consulting and education partners that sublicense Hyperion products and/or provide services including systems planning, analysis, design, development, implementation, customization, systems integration and training services to Hyperion’s customers and partners.

•	Distribution Partners include worldwide and territory-specific organizations that sell and support Hyperion products in a specific geography.

Hyperion’s partner network enhances and expands its distribution channels, and extends its business intelligence platform by providing a wider range of choices for its customers.

Designed to Leverage the Web for Ease of Implementation and Ease of Use. Hyperion’s new packaged application products are designed to leverage web-based technologies and enable collaboration throughout the organization. By building scalable, high performance applications that can be accessed via an intranet or the internet, corporations can improve their business processes, gain efficiencies, improve agility to respond to changing market conditions and improve bottom line performance. By leveraging the web browser as a user interface, a corporation’s information technology department can deploy and maintain applications quickly and easily with reduced costs. From an end-user perspective, web-based applications are easy to learn and enhance productivity, resulting in reduced training costs and faster return on investment.

Maintain Sales and Support Relationships. Hyperion licenses its products to customers throughout the world through a direct sales force as well as through Original Equipment Manufacturers (OEMs), Value Added Resellers (VARs), independent distributors and sales agents. Hyperion and its partners often provide installation and post-sale consulting support to build long-term customer relationships.

Generate Follow-on Revenues. Hyperion generates revenues from existing customers through licensing for additional users, the cross selling of licenses of new products and annual maintenance fees. In addition, sales of training and consulting services to existing customers represents a significant portion of Hyperion’s total service revenues. Follow-on revenues leverage sales and marketing resources and strengthen relationships with our customers.

PRODUCTS AND SERVICES

Hyperion offers customers an open, scalable, flexible and integrated business intelligence platform which consists of technology products and financial applications. Technology products include: Hyperion Essbase (including the OLAP server component) and Hyperion tools, incorporating domain-specific business rules, data storage, integration, interoperability, and visualization capabilities. Financial applications include financial and business performance management products that provide customers the opportunity to strategize, model, plan and measure performance. Taken together, Hyperion and its partners offer a suite of business intelligence solutions that are compelling in the industry and help customers measure performance and drive profitability.

HYPERION BUSINESS INTELLIGENCE PLATFORM — TECHNOLOGY PRODUCTS

OLAP (Online Analytical Processing) is an enabling technology that supports a wide variety of existing and emerging business intelligence applications. OLAP technology allows data to be explored well beyond the capabilities of traditional reporting systems. Using sophisticated statistical and mathematical calculations, intuitive multidimensional views and a highly scalable architecture, it supports interactive reporting, analysis, modeling, and planning activities. Hyperion believes, based on independent industry analyst product evaluations and market share estimates, that Hyperion Essbase is the industry’s leading OLAP technology.

Hyperion Essbase is the keystone of Hyperion’s strategic business intelligence platform and is optimized for enterprise reporting, analysis, modeling and planning applications. It supports multi-user read/write access, large-scale data capacity, robust analytical calculations, and sophisticated queries. Hyperion Essbase OLAP Server facilitates intuitive data navigation by providing multidimensional views of both summary and detail data. Hyperion believes these capabilities reduce the time and effort involved in training new users and deliver consistent, rapid response times in network-centric computing environments with large numbers of simultaneous users. In addition to integration with standard desktop tools such as spreadsheets and Web browsers, Hyperion Essbase works with a wide range of best-in-class tools and applications from Essbase-Ready partners.

Essbase Integration Server is a suite of graphical tools and scalable data integration services that dramatically reduce the time and expense needed to create, deploy and manage business intelligence applications. Essbase Integration Server uses centralized, reusable metadata to automate the process of creating and managing business intelligence applications that use Hyperion Essbase and draw data from relational sources such as data warehouses, data marts, transaction processing applications, Web and e-commerce systems, ERP and CRM packages and other front office automation and operational systems. Essbase Integration Server allows users to navigate from summarized, calculated and derived data managed by Hyperion Essbase to detail data stored in these relational sources.

Hyperion Analysis Tools are designed to provide best-in-class solutions for a broad range of enterprise analysis, reporting and information delivery needs. Hyperion Analysis Tools range from solutions that work right out of the box, through to an open, standards-based framework for assembling custom business intelligence applications.

Hyperion Reports delivers highly formatted management reports to an enterprise. Tightly integrated with Hyperion Essbase, Hyperion Reports provides versatile query and reporting capabilities that allow users to create reports from data in multiple sources. A scalable, cross-platform Report Server facilitates deployment to large user communities. These features make Hyperion Reports an appropriate solution for a wide range of enterprise reporting applications, including profit-and-loss, balance sheet and statutory reporting.

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

Hyperion Application Builder is a Java-based development tool for building enterprise-scalable custom business analysis applications. Developers use the tool to rapidly build and deploy Web-centric, cross-platform applications that leverage data from multiple Hyperion data sources and relational databases.

HYPERION BUSINESS INTELLIGENCE PLATFORM — FINANCIAL APPLICATION PRODUCTS

Hyperion’s financial and business performance management products provide comprehensive support for the strategy setting, business modeling, planning, performance measurement, reporting, and analysis needs of finance and operating staff in organizations worldwide. Hyperion’s financial and business performance management products complement existing ERP and transaction systems - integrating data from multiple sources, providing a common view across the organization, and enabling an integrated financial and performance management process that aligns individual goals with corporate objectives.

Hyperion Planning is a Web-based business analysis application designed to enable collaborative, event-based operational planning processes throughout an organization and fulfill a wide range of financial and operational needs such as budgeting, planning and forecasting. Hyperion Planning provides support for the complete planning process and helps drive continuous business improvement. Using Hyperion Planning, strategic and senior managers and front line decision-makers can communicate a desired course of action to facilitate effective collaboration so that the planning process is optimized and efficient. When a material event occurs that changes a critical assumption, planners can quickly adapt, ensuring that plans are relevant and useful. Hyperion Planning can improve the effectiveness of virtually any operational planning process. Hyperion Planning takes advantage of the Hyperion business intelligence platform and is most appropriate for companies seeking a solution that delivers real-time planning, sophisticated modeling, dynamic forecasting and event-driven reallocation of resources to a large number of users.

Hyperion Financial Management is a centralized, scalable, financial management and reporting solution. With Hyperion Financial Management, clients can unify their financial information (actuals, budgets, forecasts, statistics), in a single web-based application for “one version of the truth.” Hyperion Financial Management is designed for diverse, multi-entity organizations with a centralized approach to managing their financial management and reporting processes and who are seeking to align their decision-making processes with overall business goals. It is a financial reporting and analysis system that can manage all financial information and deploy it enterprise-wide. Hyperion Financial Management takes advantage of the Business Intelligence Platform and is most appropriate for companies seeking a centralized approach to comprehensive financial management unifying all decision makers across the enterprise, leading to improved efficiencies, faster business cycle times and greater company agility.

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

Hyperion Business Modeling (previously called Hyperion Activity Based Management) is a Web-enabled business analysis application that is designed to help manage and optimize strategy by causing assumptions about strategy to be constantly tested and revised. Using an operational approach rather than strictly financial formulas, Hyperion Business Modeling builds sophisticated models of activities within a business process in order to determine the true cost of a customer, product or channel, for example, and promote a better understanding of resource utilization and associated operational constraints. Starting with requirements, the activity-based models determine how employees, processes and resources should be deployed to fulfill these requirements most efficiently.

Hyperion Pillar is a business analysis application for departmental budgeting and planning. It is designed to increase the reliability and efficiency of a hierarchically controlled bottom-up budgeting process. By facilitating participation of line managers and business activity experts in this process, Hyperion Pillar can improve an organization’s ability to shorten cyclical budget cycle times and deliver consistent budget revisions and projected financial statements. Hyperion Pillar enables a company to increase usage and decrease the maintenance of the budgeting and planning process. It is appropriate for organizations seeking a budgeting solution supporting remote users with limited IT resource requirements.

Hyperion Enterprise is a business analysis application designed to simplify the collection, consolidation and reporting of financial results, reduce the time organizations spend on these activities and improve financial analysis and planning capabilities. It is appropriate for global organizations seeking a comprehensive consolidation and reporting solution with many remote sites and low IT support requirements. Complementing Hyperion Enterprise, Hyperion Enterprise Reporting is an advanced financial reporting solution. An intuitive graphical interface helps users create sophisticated production-quality financial reports for printing or online access. Embedded process-specific financial intelligence provides accurate and detailed financial information, while a comprehensive library of financial functions and calculations allow users to derive new metrics.

Hyperion Application Link is a suite of graphical application integration services designed to reduce the time and expense required to integrate data from ERP systems, transaction-processing applications, data warehouses and other sources with packaged business analysis applications.

Hyperion also provides integrated customer relationship management (CRM) business rules that enable the rapid customization and deployment of CRM analysis applications that complement operational customer relationship management packages. Using the Hyperion business intelligence platform, applications can deliver an end-to-end view of customer interactions and enable further refinement of customer-facing business processes, increasing customer satisfaction and loyalty and enhancing customer lifetime value. Hyperion’s business intelligence platform capabilities allow sales, service and marketing personnel to make more effective decisions based on the detailed analysis of customer relationships. Hyperion customers can also integrate product, financial and demographic data from other sources to enable richer customer analyses that more accurately quantify a customer’s lifetime value and gain a better understanding of their customers’ behaviors, needs and preferences across all touch points and deliver a true “360-degree” view of their customer relationships. Hyperion believes that the information gained by using its business intelligence platform for CRM analysis applications will drive business process refinements that lead to more satisfied customers and stronger customer relationships.

SERVICES AND SUPPORT

Hyperion believes that a high level of customer service and customer satisfaction is important to the successful marketing and sale of its products. Hyperion offers an extensive selection of worldwide training, consulting, and technical support services to install, implement, and support its products. Consulting and training services are not included in software license fees, but are provided on a time and materials basis. Within the area of technical support, enhanced support offerings are not included in the software license fees. Hyperion believes that as a result of providing customers with the flexibility to select and tailor the level of consulting, training, and technical support services that best meets their needs, customer satisfaction has remained high. Hyperion’s services and support organization consisted of 866 employees as of August 31, 2001. Hyperion has also established a global network of partners who deliver implementation and training services.

Under the terms of Hyperion’s standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and Web-based support, and to any updates and enhancements provided for their software.

SALES AND MARKETING

Hyperion markets and sells its products in the United States, Canada, Europe, Asia and Latin America through its direct sales force and worldwide through OEMs, VARs, independent distributors and sales agents. Hyperion supports its sales force with lead generation and marketing programs which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances and user group conferences. Worldwide and regional user conferences are held annually. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to nine months. Hyperion has dedicated sales, marketing and technical alliance resources designed to optimize its partner relationships. The direct sales force is compensated for direct sales as well as sales made through indirect channel partners to ensure appropriate cooperation with Hyperion’s OEMs and VARs, independent distributors and sales agents. Hyperion has licensed its software to more than 6,000 organizations worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In the past three fiscal years, no one customer accounted for more than 10% of total revenues.

Hyperion’s sales and marketing organization consisted of 758 employees as of August 31, 2001. Hyperion has sales offices at its headquarters in Sunnyvale, California and in other U.S. locations and international locations. U.S. Locations include: Alexandria, Virginia; Baltimore, Maryland; Bellevue, Washington; Bloomington, Minnesota; Charlotte, North Carolina; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Irvine, California; Grand Rapids, Michigan; Houston, Texas; Kennesaw, Georgia; Lisle, Illinois; New York, New York; Orlando, Florida; Pittsburgh, Pennsylvania; San Diego, California; San Francisco, California; Scottsdale, Arizona; St. Louis, Missouri; Stamford, Connecticut and Waltham, Massachusetts. International locations include: Calgary, Canada; Brussels, Belgium; Copenhagen, Denmark; Dublin, Ireland; Egham, United Kingdom; Espoo, Finland; Frankfurt, Germany; Hong Kong, China; Madrid, Spain; Manchester, United Kingdom; Milan, Italy; Montreal, Canada; Munich, Germany; Oslo, Norway; Paris, France; Seoul, Korea; Singapore, Singapore; Stockholm, Sweden; Sydney, Australia; Tokyo, Japan; Utrecht, Netherlands; Vienna, Austria and Zurich, Switzerland. Product support and training are available as well through many of these locations.

Hyperion has been able to leverage sales and marketing through its partnering strategy with channel partners that distribute or resell Hyperion’s products in their respective markets. Hyperion has license and distribution agreements with independent distributors and sales agents in Argentina, Australia, Brazil, Egypt, Greece, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Poland, Russia,

Singapore, South Africa, Taiwan and Turkey, as well as other territories of North America, Europe, Asia and Latin America. The distributors generally maintain sales and services personnel dedicated to Hyperion’s products. The distribution agreements generally provide for the right to offer Hyperion’s products within a territory in return for royalties typically equal to 50% of license and renewal fees.

Revenues derived from indirect channel partners for fiscal 2001, 2000, and 1999 were 21.3%, 26.7%, and 25.2% of license revenues, respectively. Hyperion’s channel partners include, but are not limited to: Arthur Andersen LLP; Comshare, Incorporated; Deloitte & Touche LLP; Ernst & Young Technologies, Inc.; Fujitsu Limited; International Business Machines Corporation; i2 Technologies, Inc.; KPMG Consulting Inc.; Immix Inc.; Lawson Associates, Inc.; Mitsubishi Corporation; PeopleSoft, Inc.; SPSS Corporation; Software House International; Vantage Source and Walker Interactive Systems, Inc.

In its 2001, 2000, and 1999 fiscal years, approximately 33.3%, 32.5%, and 35.0%, respectively, of Hyperion’s total revenues were derived from markets outside of North America.

RESEARCH AND DEVELOPMENT

Hyperion’s products have been developed by its internal staff, contract developers and through strategic acquisitions. Hyperion’s development efforts are focused on new products, as well as on maintaining the competitiveness of its current product line, including development of the next releases of Hyperion Essbase OLAP Server, Hyperion Financial Management, Hyperion Planning, Hyperion Enterprise, Hyperion Pillar, Hyperion Performance Measurement, and Hyperion Business Modeling. As of August 31, 2001, Hyperion’s product development was primarily performed by 421 employees located at its facilities in Sunnyvale and Foster City, California; Stamford, Connecticut; Orlando, Florida; Atlanta, Georgia and Toronto, Canada.

COMPETITION

The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion’s current and potential competitors offer a variety of reporting, analysis, modeling and planning software solutions and generally fall within four categories: (i) vendors of OLAP server software that may also be marketed as part of a platform offering; (ii) vendors of enterprise software applications that support transaction processes and front/back office automation; (iii) vendors of front-end information access tools; and (iv) vendors of packaged business analysis applications. While competition is intense on any individual business intelligence opportunity, Hyperion believes that no other competitor currently has the singular focus and breadth of products and services required to deliver enterprise-wide business intelligence solutions. As markets continue to develop for business intelligence software products, additional competitors may enter or expand into those markets and competition may intensify.

Hyperion has experienced, and expects that it will continue to experience, increased competition from current and potential competitors, some of whom have significantly greater financial, technical, marketing and other resources than Hyperion. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than Hyperion. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to Hyperion’s detriment. Hyperion expects additional competition as other established and emerging companies enter into the enterprise software market and new products and technologies are introduced. In addition, as Hyperion develops and enhances its software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of Hyperion’s existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require Hyperion to reduce the price of its software products, which would materially adversely affect Hyperion’s business, operating results and financial condition. There can be no assurance that Hyperion will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon Hyperion’s business, operating results and financial condition. See “Part I, Item 7, Factors That May Affect Future Results.”

PROPRIETARY RIGHTS AND LICENSES

Hyperion relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Despite Hyperion’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Hyperion’s products or to obtain and use information that Hyperion regards as proprietary. Policing unauthorized use of Hyperion’s products is difficult and, while Hyperion is unable to determine the extent to which piracy of its software products exists, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect Hyperion’s proprietary rights as fully as do the laws of the United States. There can be no assurance that Hyperion’s means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. Hyperion has entered into source code escrow agreements with a number of its customers and indirect channel partners requiring release of source code under certain conditions. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against Hyperion, if Hyperion ceases to do business or if Hyperion materially fails to meet its contractual obligations. The release of source code may increase the likelihood of misappropriation by third parties.

Hyperion currently has a small number of patents relating to its products, including four United States patents, two foreign patents and a number of patent applications pending in the United States and abroad. There can be no assurance that Hyperion’s patents will not be invalidated, circumvented or challenged, that the rights granted there under will provide competitive advantages to Hyperion or that any of Hyperion’s pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by Hyperion, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to Hyperion’s technology or design around the patents owned by Hyperion. In 1998, the U.S. Patent and Trademark Office granted two requests for reexamination of Hyperion’s U.S. Patent No. 5,359,724 (the “724 Patent”). The reexamination proceedings are currently pending. An adverse outcome of the reexamination proceedings could involve loss of some or all of the claims of the patent. See “Item 3. Legal Proceedings.” Hyperion has also received a complaint from Timeline, Inc. (“Timeline”), which contends that certain Company products infringe upon one or more patents owned by Timeline. While Timeline has filed a patent infringement lawsuit against Hyperion concerning this matter in the U.S. District Court in Seattle, Timeline has not yet served Hyperion or required it to answer the complaint. Hyperion and Timeline are currently exploring settlement of the complaint. Hyperion believes that the outcome of Timeline’s complaint will not have a material adverse effect on the financial position of Hyperion.

Hyperion expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require Hyperion to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Hyperion, if at all. In the event of a successful claim of product infringement against Hyperion and failure or inability of Hyperion to license the infringed or similar technology, Hyperion’s business, operating results and financial condition would be materially adversely affected.

Hyperion relies upon certain software that it licenses from third parties, including software that is integrated with Hyperion’s internally developed software and used in Hyperion’s products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to Hyperion on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect Hyperion’s business, operating results and financial condition.

Hyperion distributes its products under software license agreements that grant customers a nonexclusive, nontransferable license to Hyperion’s products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of Hyperion’s products. Generally, Hyperion does not provide end users with the source code for its products except under the escrow arrangements as described above.

EMPLOYEES

As of August 31, 2001, Hyperion employed a total of 2,361 employees. None of Hyperion’s employees is represented by a labor union. Hyperion believes its relations with employees are good.

The executive officers of Hyperion as of August 31, 2001, are as follows:

Name	Age	Position

Jeffrey R. Rodek	48	Chairman and Chief Executive Officer

Stephen V. Imbler	49	President and Chief Operating Officer

David W. Odell	38	Chief Financial Officer

W. Russell Wayman	57	Vice President, General Counsel and Secretary

Jeffrey R. Rodek has served as Chairman and Chief Executive Officer of Hyperion since October 1999. He has been a member of Hyperion’s Board of Directors since January 1998. Prior to joining Hyperion, Rodek served as President and Worldwide Chief Operating Officer of Ingram Micro, a distributor of electronic products, from January 1995 to October 1999.

Stephen V. Imbler is Hyperion’s President and Chief Operating Officer. Prior to the merger between Arbor Software and Hyperion Software, he held the position of Vice President and CFO at Arbor. He joined Arbor as its Chief Financial Officer in 1995.

David W. Odell joined Hyperion as Chief Financial Officer and Corporate Vice President in August 2000. He joined Hyperion from KPMG LLP, a public accounting firm. He was with KPMG for over fifteen years, most recently as a partner in the firm’s Sydney, Australia office.

W. Russell Wayman joined Hyperion as Corporate Vice President, General Counsel and Secretary of Hyperion in January 2001. Prior to that he was Vice President and General Counsel of Etec Systems, Inc, a semiconductor manufacturing equipment company, from 1998 to 2000, and Vice President and General Counsel of Storage Technology Corporation, a manufacturer of computer disk and tape storage devices, from 1990 to 1998.

ITEM 2. PROPERTIES

Hyperion’s principal administrative, sales and services, marketing, and research and development facilities are located in Sunnyvale and Irvine, California; Stamford, Connecticut; Orlando, Florida; Kennesaw, Georgia; Lisle, Illinois; Waltham, Massachusetts; Dallas, Texas and Toronto, Canada. Hyperion occupies approximately 100,000 square feet at its headquarters in Sunnyvale, California, pursuant to a lease which expires in December 2002. Hyperion also owns and occupies approximately 230,000 square feet in Stamford, Connecticut. Hyperion also leases office space throughout the world for its local sales and services needs. Hyperion believes that its existing facilities are adequate for its current needs. If additional space is needed in the future, Hyperion believes that suitable space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the `724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on the financial position of Hyperion.

On June 30, 2000, Hyperion Software (UK) plc was named as a defendant in a lawsuit in the Technology and Construction Court in England for damages of approximately 1.1 million pounds sterling (UK) in connection with an OLAP and Hyperion Enterprise implementation that the claimants claim failed to meet its requirement. This case was settled in July 2001 and did not have a material adverse impact on the financial condition of Hyperion.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of Hyperion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hyperion’s common stock trades on the Nasdaq National Market under the symbol “HYSL.” The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported on the Nasdaq National Market.

FISCAL 2000:	HIGH	LOW

First quarter	$24.375	$15.125

Second quarter	44.000	18.625

Third quarter	65.000	28.375

Fourth quarter	35.000	20.000

FISCAL 2001:	HIGH	LOW

First quarter	$34.625	$22.938

Second quarter	25.500	11.688

Third quarter	23.063	15.000

Fourth quarter	17.200	13.250

FISCAL 2002:	HIGH	LOW

First quarter (through August 31)	$16.670	$13.050

As of August 31, 2001, Hyperion had 217 stockholders of record and approximately 10,000 beneficial holders of its common stock.

Hyperion has never declared or paid any cash dividends on its capital stock. Hyperion currently intends to retain all earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (in thousands, except per share data)

	FOR THE YEAR ENDED JUNE 30,

STATEMENT OF INCOME DATA:	2001	2000	1999	1998	1997

REVENUES	$516,723	$492,405	$424,885	$377,093	$270,213

COSTS AND EXPENSES (1) (2)	571,603	454,008	409,763	324,802	245,011

OPERATING INCOME (LOSS)	(54,880)	38,397	15,122	52,291	25,202

NET INCOME (LOSS)	$(31,073)	$28,819	$7,973	$34,757	$17,704

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share	$(0.95)	$0.91	$0.26	$1.19	$0.64

Diluted earnings (loss) per share	$(0.95)	$0.87	$0.26	$1.13	$0.61

AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	32,592	31,665	30,196	29,121	27,537

Diluted	32,592	33,107	30,855	30,770	29,261

CASH GENERATED BY OPERATING ACTIVITIES	$31,273	$27,774	$43,160	$87,571	$49,703

BALANCE SHEET DATA:

Cash and short-term investments	$255,366	$295,159	$271,856	$257,347	$95,910

Working capital	239,838	297,745	230,910	218,033	72,480

Total assets	570,393	589,891	512,894	476,665	278,228

Deferred revenue	100,234	88,828	81,089	63,724	50,573

Total long-term debt	91,045	102,518	103,752	107,314	8,102

Stockholders’ equity	267,319	309,861	240,776	213,225	155,609

(1)	Operating expenses for the year ended June 30, 2001, include a $42.8 million ($26.5 million after tax) charge related to restructuring and non-recurring charges (see Note 11 of Notes to Consolidated Financial Statements). Excluding this charge Hyperion would have had pro forma net loss of $2.9 million or $0.09 per pro forma diluted share.

(2)	Operating expenses for the year ended June 30, 2000, include a $2.1 million ($1.3 million after tax) restructuring and non-recurring charge, and a merger credit of $0.3 million ($0.2 million after tax). Excluding these charges, Hyperion would have had pro forma net income of $30.6 million or $0.92 per pro forma diluted share.

(3)	Certain prior year balances have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hyperion develops, markets and supports business intelligence software, which helps turn raw data into business information. Hyperion’s products and services enable companies and their employees to plan, manage and execute business strategies to measure performance and drive profitability, and ultimately create value for their shareholders.

Hyperion’s products analyze the raw data captured in operational systems, which improves the return on investment that organizations have made in ERP, SCM, CRM, marketing automation, Web and e-commerce systems and data warehouses.

Hyperion offers customers an open, scalable, flexible and integrated business intelligence platform which consists of technology products and financial applications. Technology products include: Hyperion OLAP Essbase server, (its OLAP server technology) Hyperion tools, incorporating domain-specific business rules, data storage, integration, interoperability and visualization capabilities. Financial applications include financial and business performance management products that provide customers the opportunity to strategize, model, plan and measure performance. Taken together, Hyperion and its 400 partners offer a suite of business intelligence solutions that are compelling in the industry and help customers measure performance and drive profitability.

Hyperion derives revenues from licensing its software products and providing related maintenance and support, product installation and implementation and training services. Customers are billed an initial license fee for the software upon delivery. An optional maintenance and support fee entitling customers to routine support and product updates is billed annually. Services revenues consist of product installation, implementation and training services and are generally billed on a time-and-materials basis.

During fiscal 2001, we undertook a company-wide initiative aimed at improving operational efficiencies and strengthening the financial performance of the business. In connection with this initiative, we recorded a restructuring charge of $42.8 million in the fourth quarter of fiscal 2001.

RESULTS OF OPERATIONS

         REVENUES

	YEAR ENDED JUNE 30,

		% of		% of		% of
(in thousands)	2001	revenues	2000	revenues	1999	revenues

Software licenses	$227,994	44.1%	$240,326	48.8%	$205,991	48.5%

Maintenance and services	288,729	55.9%	252,079	51.2%	218,894	51.5%

Total Revenues	$516,723	100.0%	$492,405	100.0%	$424,885	100.0%

Total revenues increased by 4.9% in fiscal 2001 compared to an increase of 15.9% in fiscal 2000. The increase in fiscal 2001 was due to the successful growth of maintenance and services revenues offset by a 5.1% decline in license revenues. Maintenance and services revenues for fiscal 2001 increased to $165.8 million and $122.9 million, respectively, which represents a 7.4% and 25.9% increase over fiscal 2000. The increase in fiscal 2000 total revenues was due to a 16.7% increase in license revenues and a 23.4% increase in maintenance revenues, respectively. The change in foreign exchange rates from fiscal 2000 to fiscal 2001 negatively impacted fiscal 2001 results by approximately $14.4 million or 3% of total revenue due primarily to the decline in the Euro, British Sterling and the Japanese Yen.

Software license revenues decreased by 5.1% in fiscal 2001 and increased by 16.7% in fiscal 2000. The decline in software license revenues in fiscal 2001, in both absolute dollars and as a percentage of total revenues, was due to a longer sales cycle caused by the continuing economic weakness in North American sales. Channel revenues also declined as a percentage of total software revenues in comparison to the prior year and financial application revenue declined as a percentage of total software revenue as compared to the prior year as our new products are still in the early stages of their product life cycles. The growth in software license revenues in fiscal 2000, in both absolute dollars and as a percentage of total revenues, was primarily due to an increase in the number of licenses sold (unit volumes) versus price increases. The growth in software sales in fiscal 2000 was led by increased sales force productivity and demand for Hyperion’s business analysis software. Hyperion appointed new sales leadership and expanded its sales training and lead generation programs, resulting in sales productivity improving gradually each quarter through the balance of fiscal 2000.

Maintenance and services revenue increased by 14.5% in fiscal 2001 and by 15.2% in fiscal 2000. The increase in absolute dollars and as a percentage of total revenues in fiscal 2001 was due primarily to the 25.9% increase in services revenues related to the increase in technology product related services (e.g. Essbase and related tools). Maintenance revenues increased in absolute dollars and as a percentage of total revenues in fiscal 2001 due to a larger installed base of customers receiving ongoing maintenance and support services. Maintenance and services revenue grew in fiscal 2000, due to reduced license revenue volumes in fiscal 1999 and the first half of fiscal 2000.

Hyperion markets its products through the direct sales force and indirect channel partners. Historically, Hyperion has generated the majority of our revenue from the direct sales force. Hyperion continues to focus on complementing its direct sales channel with indirect channels, which consists of OEMs, VARs, independent distributors and sales agents. Revenue from all indirect channel partners comprised 21.3%, 26.7% and 25.2% of license revenue in fiscal 2001, 2000 and 1999, respectively. The decline in channel revenues in fiscal 2001 in absolute dollars and as a percentage of total revenues was primarily due to a decrease in the number of licenses sold (unit volume). Revenue from indirect partners for any period is subject to significant variations. As a result, Hyperion believes that period-to-period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance.

Total revenues generated from markets outside North America, including export sales, for fiscal 2001, 2000 and 1999 were $172.1 million, $160.2 million and $148.5 million, or 33.3%, 32.5% and 35.0% of total revenues, respectively. Revenue growth was particularly strong in Germany, Switzerland, Japan and Latin America in fiscal 2001, France, Italy and Scandinavia in fiscal 2000, and in France, Italy and the Netherlands in fiscal 1999.

The split between technology products and financial application revenues was 54.7%-45.3% in fiscal 2001, 50.6%-49.4% in fiscal 2000 and 47.3%-52.7% in fiscal 1999. In fiscal 2001, Hyperion signed more large deals with technology products included whereas in fiscal 2000 Hyperion sold a significant number of pure financial application product deals. In addition, Hyperion released new financial applications (Hyperion Planning and Hyperion Financial Management) in fiscal 2001 and these products are still in the early stages of their product life cycles.

Hyperion derives revenues from licensing its software products and providing related maintenance and support, product installation and implementation, and training services. Hyperion records revenue from licensing of software products to end-users when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, Hyperion recognizes revenue for the delivered elements based upon the residual method, in accordance with SOP No. 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Undelivered elements consist primarily of maintenance and support and other services such as consulting and training. VSOE of fair value for annual maintenance and support contracts is established with the optional stated future renewal rates included in the contracts. VSOE of fair value for the services element is based upon the standard hourly rates Hyperion charges for services when such services are sold separately. Services are generally not considered essential to the functionality of the software. Hyperion recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and support contracts, respectively, which is generally twelve months. For revenue related to consulting and training services, Hyperion recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts.”

Hyperion licenses its products throughout the world through a direct sales force and through OEMs, VARs, independent distributors and sales agents, including other technology and application software companies. Hyperion includes in revenues its net share of revenues generated by channel partners. In the event that an agent has facilitated the sale and Hyperion is the licensor, the license revenue is reported gross and a commission charge is recorded.

         COST OF REVENUES

	YEAR ENDED JUNE 30,

		Gross		Gross		Gross
(in thousands)	2001	Profit %	2000	Profit %	1999	Profit %

Software licenses	$16,334	92.8%	$8,782	96.3%	$7,799	96.2%

Maintenance and services	149,834	48.1%	139,665	44.6%	115,265	47.3%

Software Licenses. Cost of software license revenues consists primarily of royalty expenses, cost of product packaging and documentation materials, amortization of capitalized software costs, and amortization of certain intangible assets related to business acquisitions. The amortization of capitalized software costs begins upon the general release of the software to customers. The increase in the cost of software license revenues in fiscal 2001 and 2000 of 86.0% and 12.6%, respectively, over the prior fiscal years principally reflects royalty payments to third parties for software supplied by them and distributed by Hyperion. The cost as a percentage of software revenues was 7.2%, 3.7% and 3.8% for fiscal 2001, 2000 and 1999, respectively.

In the fiscal years ended 2001, 2000, and 1999, Hyperion capitalized $2.2 million, $2.6 million and $1.8 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to Hyperion’s development and localization of its OLAP server technology, tools and analytic application solutions. Capitalized software costs are amortized over the estimated economic life of the product, but generally not for more than three years.

Maintenance and Services. The increases in the cost of maintenance and service revenues for fiscal 2001 and 2000 were due primarily to additional staffing expenses for both installation and ongoing support services. These staffing expenses grew with the increase in headcount and utilization of independent contractors to assist with the implementation of our technology products. In addition, approximately $2.1 million of salaries were capitalized as software in fiscal year 2000 associated with our eCRM efforts.

         OPERATING EXPENSES

	YEAR ENDED JUNE 30,

		% of		% of		% of
(in thousands)	2001	revenues	2000	revenues	1999	revenues

Sales and marketing	$208,286	40.3%	$189,164	38.4%	$164,913	38.8%

Research and development	81,602	15.8%	70,199	14.3%	63,813	15.0%

General and administrative	72,762	14.1%	44,437	9.0%	38,500	9.1%

During fiscal 2001, management has made conscious decisions to accelerate product development, reinvigorate the sales force, expand market awareness and upgrade the operating infrastructure. These investments have increased overall operating costs, and adversely affected operating margins.

Sales and Marketing. Increases in absolute dollars of 10.1% and 14.7% in fiscal 2001 and 2000, respectively, were primarily attributable to incentive compensation payments to sales personnel, increases in compensation associated with additional headcount, and increases in marketing and promotional expenses associated with both a corporate branding advertising campaign and new product launches. Sales and Marketing staff increased to 731 employees at June 30, 2001, from 678 employees at June 30, 2000. In connection with our recent restructuring, we have consolidated marketing activities into a centralized marketing organization to reduce overlap of marketing activities in an effort to support future revenue growth while at the same time control related expenses.

Research and Development. The increases in absolute dollars of 16.2% and 10.0% in fiscal 2001 and 2000, respectively, over the corresponding prior periods, is due to increases in compensation and independent contractors related to the release of new products, enhanced versions of existing products and new localizations of existing products. In addition, during fiscal 2000, we capitalized $2.3 million of compensation associated with software development in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” The amounts capitalized related to Hyperion’s development of enterprise-wide, packaged analytic application solutions for client/server environments. We will continue to invest in the development and expansion of our product offerings.

General and administrative. The significant increase in absolute dollars of 63.7% for fiscal 2001 over the corresponding period in fiscal 2000 was due primarily to an increase in bad debt expense, fees related to the outsourcing of our accounting function and professional services related to efforts to reduce our days sales outstanding metric.

In fiscal 2001 Hyperion completed the process of migrating its internal financial systems to an Enterprise Resource Planning (“ERP”) solution provided through an outside firm, which began performing certain accounting functions for Hyperion in July 2000.

The increase in general and administrative expenses for fiscal 2000 of 15.4% from fiscal 1999 resulted, for the most part, from an increase in personnel costs incurred to manage and support the growth of Hyperion’s overall operations, partially offset by a $3.7 million reduction of reserves related to product warranties for older product lines.

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a company-wide initiative to align personnel with Hyperion’s new strategy, which resulted in a reduction of Hyperion’s workforce by approximately 300 or 12% of the worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion plans to consolidate certain of its facilities and exit other facilities. Finally, Hyperion is focused on reducing all other discretionary expenditures with emphasis on travel costs and external consulting costs across all functional areas. These expense control efforts could adversely affect our ability to develop new products and market our products effectively.

A summary of the restructuring and non-recurring charges are as follows (in thousands):

Restructuring:

Severance and benefits	$8,674

Accrued lease costs	17,227

Asset impairments	6,157

Other	958

Total Restructuring Charges	33,016

Non-Recurring:

Asset write-downs to net realizable values	4,851

Other charges	4,918

Total Non-Recurring Charges	9,769

Total restructuring and non-recurring charges	42,785

Less Reductions to Reserve:

Cash paid	(3,137)

Non-cash	(11,618)

Total Reductions to Reserve	(14,755)

Reserve balance at June 30, 2001	$28,030

As of June 30, 2001, Hyperion communicated to all impacted employees regarding employee separation benefits and the timing of separation. As of June 30, 2001, all 300 positions have been separated or were currently in the separation process, resulting in payments of $3.1 million. Remaining cash expenditures associated with employee separations are estimated to be approximately $5.6 million. Employee separations are expected to be substantially complete by September 30, 2001. All restructuring activities associated with the consolidation of facilities are anticipated to be complete by June 30, 2002. All restructuring activities related to the disposal of long-term assets were completed as of June 30, 2001.

The $42.8 million of restructuring and non-recurring charges is included in operating expense for the fiscal year ended June 30, 2001. Approximately $11.6 million did not require an outflow of cash and the remaining $31.2 million will require the use of cash (primarily payments due under long-term lease obligations), approximately $3.1 million of which had been disbursed at June 30, 2001. The accrued balance of $28.0 million, related primarily to future lease obligations and employee separation payments, is included in Other liabilities and Other long-term liabilities in the accompanying consolidated balance sheets. Hyperion expects to substantially complete its restructuring activities related to the restructuring plan described above during fiscal 2002, however payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. No events or circumstances occurred subsequent to the announcement of the restructuring plan requiring significant changes to management’s original estimates. If we are unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, we could find it necessary to further adjust our cost structure through the execution of additional restructuring plans.

In fiscal 2000, Hyperion recorded a non-recurring charge to operations of approximately $2.1 million, $1.3 million after taxes, associated with restructuring our European operations and costs associated with outsourcing our North American-based accounting department. This charge is comprised primarily of severance costs. Substantially all of the cash associated with this item had been expended at June 30, 2001.

The merger of Arbor Software Corporation (former name of Hyperion) and Hyperion Software Corporation was completed on August 24, 1998. Hyperion’s fiscal 1999 financial statements have been restated to reflect the business combination, which was accounted for as a pooling of interests. Hyperion charged $19.5 million, $17.4 million after taxes, to operations for non-recurring merger costs incurred. These charges include direct transaction costs primarily for financial advisory services and legal fees of $13.9 million, and costs of $5.6 million associated with combining the operations of the two companies, including $3.4 million for restructuring (more specifically, $1.9 million for the closing of duplicate offices, employee severance and relocations) and the write down of certain intangible assets.

         INTEREST INCOME AND EXPENSE

	YEAR ENDED JUNE 30,

		%		%
(in thousands)	2001	change	2000	change	1999

Interest Income	$12,987	-0.2%	$13,010	18.0%	$11,029

Interest Expense	(5,502)	-1.5%	(5,588)	3.9%	(5,378)

Interest income consists of interest earnings on cash and short-term investments. Interest income decreased slightly in fiscal 2001 due to a decrease in cash available for investment resulting from the repurchase of our common stock and debt, and reduced employee stock option exercises. These factors were offset somewhat by higher interest rates. Interest income grew in fiscal 2000 due to the increase in cash available for investment.

Interest expense consists primarily of the interest and amortization of issuance costs related to the convertible subordinated notes we issued in March 1998, and the interest on our mortgage payable. As discussed below, we repurchased $11.3 million of the convertible notes during fiscal 2001, thus reducing the amount of interest expense incurred for the year.

PROVISION FOR INCOME TAXES

Excluding the impact of restructuring and non-recurring charges, Hyperion’s effective income tax rate remained substantially unchanged at approximately 38%.

EXTRAORDINARY GAIN

During the fiscal year 2001, Hyperion repurchased convertible long-term notes with a face value of $11.3 million at a total cost of $8.7 million resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $0.04 per share.

NET INCOME

As a result of the above factors, Hyperion had a net loss of $31.1 million or $0.95 cents per basic and diluted shares for the fiscal year ended June 30, 2001, compared to net income for 2000 of $28.8 million, or $0.87 per diluted share. Net income increased 261.5% from $8.0 million for 1999. Excluding the merger costs, restructuring and non-recurring charges, Hyperion would have had a net income (loss) of $(2.9) million, $30.6 million and $25.4 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Beginning in the fourth quarter of fiscal 2001, we focused on addressing four key initiatives, which included simplifying our product offering, improving the interoperability and the ease of use of our products, leveraging our indirect channel better and reducing our cost structure. Our unified product strategy is supported by a much simpler, unifying organization, with increased accountability. However, given the continued softness in the global economy and its impact on technology spending, we are taking a cautious approach with our business planning. Accordingly, we anticipate flat revenue growth year over year, and profitable results from operations over the first half of fiscal 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, which modifies the criteria for recognizing intangible assets, and expands the disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. Upon adoption of SFAS 142, on July 1, 2001, Hyperion will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $2.5 million, based on anticipated amortization for fiscal 2002. Amortization for the fiscal years ended June 30, 2001, 2000 and 1999 was $3.0 million, $2.5 million and $1.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	YEAR ENDED JUNE 30,

		%		%
(in thousands)	2001	change	2000	change	1999

Working capital	$239,838	-19.4%	$297,745	28.9%	$230,910

Cash, cash equivalents and short-term investments	255,366	-13.5%	295,159	8.6%	271,856

Cash provided by operating activities	31,273	12.6%	27,774	-35.6%	43,160

Cash used in investing activities	(38,959)	49.9%	(25,986)	-41.6%	(44,512)

Cash provided by (used in) financing activities	(18,106)	-159.0%	30,672	108.9%	14,681

To date, Hyperion has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. During 2001 and 2000, we invested our cash primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly liquid securities with maturities of three months or less.

For fiscal years 2001, 2000 and 1999, Hyperion generated positive cash flow from operations of $31.3 million, $27.8 million and $43.2 million, respectively.

Cash used by investing activities amounted to $39.0 million, $26.0 million and $44.5 million for fiscal 2001, 2000 and 1999, respectively. Our capital expenditures for fiscal 2001 and 2000 consisted primarily of purchases of resources to manage our operations including computer hardware and software and leasehold improvements, offset slightly by net proceeds from the maturity of our investments. The increase in fiscal 2001 over 2000 in capital expenditures is attributable to the addition of several new critical business systems, including Vantive, Callidus and our ERP platform. During the fourth quarter of fiscal 1999, we invested $15.4 million to acquire all of the outstanding shares of a software developer and marketer, Sapling Corporation. Hyperion anticipates capital expenditures of approximately $25.0 million for its 2002 fiscal year.

Our financing activities for the year ended June 30, 2001 used cash of $18.1 million as compared to generating net cash of $30.7 million and $14.7 million in fiscal 2000 and 1999, respectively. The negative cash flow from financing activities in fiscal 2001 primarily resulted from the common stock repurchases during this period and the redemption of debt. In November 2000, the Board of Directors authorized Hyperion to repurchase up to $100.0 million of its outstanding common stock at market prices over the next twelve months. Pursuant to this repurchase program, Hyperion repurchased 1,389,000 shares during the year, at a cost of approximately $23.8 million. During the second quarter of fiscal 2001, Hyperion repurchased $11.3 million of convertible long-term notes at a total cost of $8.7 million. This was offset by the proceeds from the exercise of stock options and the employee stock purchase plan that provided cash of $14.0 million for fiscal 2001. In connection with the stock options exercised by certain of its employees, Hyperion recognized (as a credit to additional paid-in capital) an income tax benefit of $1.5 million, $8.6 million and $2.9 million for the years ended June 30, 2001, 2000 and 1999, respectively. During fiscal 2000, Hyperion also made principal payments of $4.5 million related to the loan agreement with the Connecticut Development Authority (the “CDA”) governing the $9.5 million mortgage loan issued to Hyperion by the CDA in 1995 to purchase an office and research facility in Stamford, Connecticut.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of Hyperion.

Hyperion believes that its current cash and short-term investment balances, and the funds generated from its operations, if any, will be sufficient to finance Hyperion’s business for at least the next year.

At June 30, 2001, Hyperion’s investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $24.5 million (see Notes 1 and 2 of the accompanying consolidated financial statements). The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2001, the decline in the fair value of the portfolio would not be material.

Hyperion’s long-term debt bears interest, for the most part, at a fixed rate (see Note 6 of the accompanying consolidated financial statements) and, therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact Hyperion’s financial statements.

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Hyperion operates in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond Hyperion’s control. The following discussion highlights some of these risks.

GENERAL ECONOMIC CONDITIONS. The revenue growth and profitability of Hyperion depends on the overall demand for computer software and services, which in turn depends on general economic and business conditions. The nature and extent of the effect of the current economic climate on Hyperion’s ability to sell its products is uncertain. A softening of demand for computer software caused by weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that Hyperion will be able to effectively promote revenue growth rates in all economic conditions.

The attacks on the World Trade Center and the Pentagon are having at least two adverse effects on Hyperion. First, customers are delaying purchasing decisions in light of the uncertainty of the impact of the disasters on their businesses. Second, the inability of Hyperion employees to travel to prospective customer sites is causing customers to delay their decisions because we are unable to provide on-site sales demonstrations or other key sales efforts. The combination of these factors will adversely impact our sales through at least the end of our first quarter, September 30, 2001. While these adverse effects could be material to Hyperion, we are unable to estimate their extent at this time.

California has recently experienced ongoing power system shortages that have resulted in “rolling blackouts.” Such disruptions, particularly at the end of a quarter, could adversely affect quarterly revenues and net income by delaying the closing of licensing transactions.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS. Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Hyperion has recently expanded and refreshed its product offerings to include newer features or products. The introduction of new products has inherent risks, including, but not limited to, product quality and the fit of the new products with the customer’s needs, educating Hyperion’s sales, marketing, and consulting personnel to work with the new products, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. Hyperion’s failure to successfully introduce, market and sell new products or enhance and improve its existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position.

SALES FORCE TRANSITION. Hyperion has restructured and made other adjustments to its sales force operations in the past and may do so in the future. These changes have historically resulted in temporary sales productivity issues in the short term. The restructured sales force must deliver significantly greater dollars of revenue per dollar of cost than it has in the recent past in order to provide adequate operating margins to Hyperion. Failure of the organization to make this improvement could materially impact Hyperion’s ability to materially improve operating margins, which have not been adequate in the recent past to support Hyperion’s profit targets.

COMPETITIVE ENVIRONMENT. The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects that it will continue to experience, vigorous competition from both current and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion. Hyperion expects additional competition as other established and emerging companies enter into both the OLAP and application parts of the enterprise business analysis software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

PRICING. Intense competition in the various markets in which Hyperion competes may put pressure on Hyperion to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Moreover, any broadly based changes to Hyperion’s or its competitor’s pricing, packaging or distribution models could lead to a decline or delay in sales as Hyperion’s sales force and its customers adjust to the new models. Any such price reductions and resulting lower license revenues could have a material adverse effect on Hyperion’s business, results of operations or financial position if Hyperion cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

CONTINUED OPERATIONAL IMPROVEMENTS. As part of Hyperion’s focus on improving its operating margins, it is driving toward continued efficiencies in not only its sales force, but also its product development, finance, and other administrative processes. The ability to continue to realize current efficiencies, and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s profits.

BACK-ENDED QUARTERS. Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final ten business days of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on its forecasts of revenue for planning, modeling and other purposes. Forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and thereby adversely affect its business or results of operations. Any publicly stated revenue or earnings projections by Hyperion are especially subject to this risk.

INTERNATIONAL OPERATIONS. A substantial portion of Hyperion’s revenues is derived from international sales and is therefore subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, volatilities of exchange rates, import and export licensing requirements, trade restrictions and changes in tariff rates. There can be no assurances that Hyperion will be able to successfully address each of these challenges.

HIRING AND RETENTION OF EMPLOYEES. Hyperion’s future operating results depend significantly upon the retention and hiring of technical and management personnel. Competition for such personnel is intense, and there can be no assurance that Hyperion will retain its key managerial or technical personnel or attract such personnel in the future. Hyperion, either directly or through personnel search firms, actively recruits qualified research and development, financial and sales and marketing personnel. Hyperion has at times experienced difficulty recruiting or retaining qualified personnel and there can be no assurance that Hyperion will not experience such difficulties in the future, which could have a material adverse effect on Hyperion’s business, operating results and financial condition.

ORGANIZATIONAL AND PRODUCT INTEGRATION RELATED TO BUSINESS COMBINATIONS. Hyperion has made and may in the future make acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in business combinations, including but not limited to: the possibility that Hyperion pays more than the value it derives from the acquisition; the difficulty of integrating the operations and personnel of the acquired businesses; the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized; the potential product liability associated with selling the acquired company’s products; the potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business. These factors could have a material adverse effect on Hyperion’s business, results of operations or financial position, especially in the case of a large acquisition.

POSSIBILITY OF INFRINGEMENT CLAIMS. Hyperion expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require Hyperion to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Hyperion, if at all. In the event of a successful claim of product infringement against Hyperion and failure or inability of Hyperion to license the infringed or similar technology, Hyperion’s business, operating results and financial condition would be materially adversely affected.

ENFORCEMENT OF HYPERION’S INTELLECTUAL PROPERTY RIGHTS. Hyperion relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that Hyperion’s means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of Hyperion’s Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the Common Stock may be significantly affected by factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by Hyperion or its competitors, changes in Hyperion’s or its competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix for Hyperion as a whole or for specific geographic areas or business units, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s Common Stock could be adversely affected by such fluctuations.

ITEM 8. REPORT OF INDEPENDENT ACCOUNTANTS,
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
    Hyperion Solutions Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 41 present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries (“Hyperion”) at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 41 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Hyperion’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
July 25, 2001

Hyperion Solutions Corporation
Consolidated Balance Sheets
(in thousands)

	June 30,	June 30,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$232,904	$262,408

Short-term investments	22,462	32,751

Accounts receivable — net of allowances of $12,476 and $16,250	156,835	161,883

Prepaid expenses and other current assets	20,491	8,349

Deferred income taxes	19,175	9,866

TOTAL CURRENT ASSETS	451,867	475,257

Property and equipment — at cost, less accumulated depreciation and amortization of $102,124 and $78,694	80,752	71,669

Acquired technologies, goodwill and other intangible assets — at cost, less accumulated amortization of $28,865 and $24,434	16,472	25,942

Other assets	8,008	7,022

Deferred income taxes	13,294	10,001

TOTAL ASSETS	$570,393	$589,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$52,211	$49,933

Accrued employee compensation and benefits	31,554	32,572

Income taxes payable	—	6,179

Deferred revenue	100,234	88,828

Other liabilities	13,727	—

TOTAL CURRENT LIABILITIES	197,726	177,512

Other long-term liabilities	14,303	—

Long-term debt	91,045	102,518

Stockholders’ equity:

Preferred stock — $.001 par value; 5,000 shares authorized; none issued	—	—

Common stock — $.001 par value; 300,000 shares authorized; 33,715 and 32,616 shares issued and outstanding	34	33

Additional paid-in capital	212,952	197,376

Less treasury stock, at cost: 1,355 and 0 common shares	(23,270)	—

Retained earnings	88,599	119,736

Currency translation adjustments	(10,996)	(7,284)

TOTAL STOCKHOLDERS’ EQUITY	267,319	309,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,393	$589,891

See accompanying notes to consolidated financial statements.

Hyperion Solutions Corporation
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended June 30,

	2001	2000	1999

REVENUES

Software licenses	$227,994	$240,326	$205,991

Maintenance and services	288,729	252,079	218,894

TOTAL REVENUES	516,723	492,405	424,885

COSTS AND EXPENSES

Cost of revenues:

Software licenses	16,334	8,782	7,799

Maintenance and services	149,834	139,665	115,265

Sales and marketing	208,286	189,164	164,913

Research and development	81,602	70,199	63,813

General and administrative	72,762	44,437	38,500

Merger costs (credits)	—	(305)	19,473

Restructuring and non-recurring charges	42,785	2,066	—

TOTAL COSTS AND EXPENSES	571,603	454,008	409,763

OPERATING INCOME (LOSS)	(54,880)	38,397	15,122

Interest income	12,987	13,010	11,029

Interest expense	(5,502)	(5,588)	(5,378)

INCOME (LOSS) BEFORE INCOME TAXES	(47,395)	45,819	20,773

Provision for (benefit from) income taxes	(14,858)	17,000	12,800

Income (loss) before extraordinary item	(32,537)	28,819	7,973

Extraordinary item — gain on redemption of debt, net of income tax of $898	1,464	—	—

NET INCOME (LOSS)	$(31,073)	$28,819	$7,973

See accompanying notes to consolidated financial statements.

Hyperion Solutions Corporation
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended June 30,

	2001	2000	1999

EARNINGS (LOSS) PER SHARE

Basic

Earnings (loss) from continuing operations before extraordinary item	$(0.99)	$0.91	$0.26

Extraordinary gain	0.04	—	—

Basic earnings (loss) per share	$(0.95)	$0.91	$0.26

Diluted

Earnings (loss) from continuing operations before extraordinary item	$(0.99)	$0.87	$0.26

Extraordinary gain	0.04	—	—

Diluted earnings (loss) per share	$(0.95)	$0.87	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	32,592	31,665	30,196

Diluted	32,592	33,107	30,855

See accompanying notes to consolidated financial statements.

Hyperion Solutions Corporation
Consolidated Statements of Stockholders’ Equity & Comprehensive Income
(in thousands)

	Common Stock		Treasury Stock		Additional		Currency
		Par		Par	Paid-in	Retained	Translation
	Shares	Value	Shares	Value	Capital	Earnings	Adjustments	Total

Balance at June 30, 1998	29,574	$30	—	$—	$135,172	$80,058	$(2,035)	$213,225

Comprehensive income:

Net income						7,973		7,973

Currency translation effect							(1,682)	(1,682)

Total comprehensive income								6,291

Shares issued under stock plans	1,268	1			15,508			15,509

Income tax benefit from exercise of stock options					2,865			2,865

Credit reflecting change in fiscal year						2,886		2,886

Balance at June 30, 1999	30,842	31	—	—	153,545	90,917	(3,717)	240,776

Comprehensive income:

Net income						28,819		28,819

Currency translation effect							(3,567)	(3,567)

Total comprehensive income								25,252

Shares issued under stock plans	1,774	2			35,197			35,199

Income tax benefit from exercise of stock options					8,634			8,634

Balance at June 30, 2000	32,616	33	—	—	197,376	119,736	(7,284)	309,861

Comprehensive loss:

Net loss						(31,073)		(31,073)

Currency translation effect							(3,712)	(3,712)

Total comprehensive loss								(34,785)

Shares issued under stock plans	1,099	1	(34)	494	14,101	(64)		14,532

Income tax benefit from exercise of stock options					1,475			1,475

Treasury shares repurchased			1,389	(23,764)				(23,764)

Balance at June 30, 2001	33,715	$34	1,355	$(23,270)	$212,952	$88,599	$(10,996)	$267,319

See accompanying notes to consolidated financial statements.

Hyperion Solutions Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,

	2001	2000	1999

OPERATING ACTIVITIES

Net income (loss)	$(31,073)	$28,819	$7,973

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on redemption of debt	(2,362)	—	—

Depreciation and amortization	38,901	34,482	33,963

Provision for accounts receivable allowance and returns	27,677	8,316	8,382

Deferred income taxes	(12,602)	(3,368)	(4,192)

Other (see Note 11)	10,902

Credit reflecting change in fiscal year	—	—	2,886

Changes in assets and liabilities:

Accounts receivable	(22,629)	(59,454)	(19,138)

Prepaid expenses and other current assets	(10,389)	(2,060)	1,486

Other assets	286	546	1,082

Accounts payable and accrued expenses	2,278	(2,015)	6,875

Accrued employee compensation and benefits	(1,015)	2,301	(1,995)

Income taxes payable	(8,134)	12,468	(10,891)

Deferred revenue	11,403	7,739	16,729

Other liabilities (see Note 11)	13,727	—	—

Other long-term liabilities (see Note 11)	14,303	—	—

Cash provided by operating activities	31,273	27,774	43,160

INVESTING ACTIVITIES

Proceeds from maturity of investments, net	8,291	5,590	(2,862)

Purchases of property and equipment, net	(42,573)	(21,805)	(24,376)

Intangible and other assets	(4,677)	(4,683)	(1,879)

Business acquisitions	—	(5,088)	(15,395)

Cash used in investing activities	(38,959)	(25,986)	(44,512)

FINANCING ACTIVITIES

Principal payments on notes payable	(222)	(4,527)	(827)

Redemption of debt	(8,652)	—	—

Treasury stock transactions, net	(23,270)	—	—

Proceeds from exercise of stock options and employee stock purchase plan	14,038	35,199	15,508

Cash (used in) provided by financing activities	(18,106)	30,672	14,681

Effect of exchange rate changes	(3,712)	(3,567)	(1,682)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,504)	28,893	11,647

Cash and cash equivalents at beginning of year	262,408	233,515	221,868

CASH AND CASH EQUIVALENTS AT END OF YEAR	$232,904	$262,408	$233,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Income taxes	$5,838	$8,500	$29,087

Interest	4,841	4,712	4,871

Non-cash operating and financing activity:

Income tax benefit from exercise of stock options	1,475	8,634	2,865

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS

Hyperion Solutions Corporation (“Hyperion”) develops, markets and supports business intelligence software, which helps turn raw data into business information. Hyperion’s products and services enable companies and their employees to plan, manage and execute business strategies to measure performance and drive profitability, and ultimately create value for their shareholders.

Hyperion’s products analyze the raw data captured in operational systems, which improves the return on investment that organizations have made in enterprise resource planning (“ERP”), supply chain management (“SCM”), customer relationship management (“CRM”), marketing automation, Web and e-commerce systems and data warehouses.

Hyperion offers customers an open, scalable, flexible and integrated business intelligence platform which consists of technology products and financial applications. Technology products include: Hyperion Essbase on line analytical processing (“OLAP”) server, Hyperion tools, incorporating domain-specific business rules, data storage, integration, interoperability and visualization capabilities. Financial applications include financial and business performance management products that provide customers the opportunity to strategize, model, plan and measure performance. Taken together, Hyperion and its 400 partners offer a suite of business intelligence solutions that are compelling in the industry and help customers measure performance and drive profitability.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

During 1999, Hyperion (formerly Arbor Software Corporation) issued 18.2 million shares of its common stock for all of the outstanding common stock of Hyperion Software Corporation. The transaction was accounted for as a pooling of interests and, accordingly, Hyperion’s consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of both companies.

The consolidated financial statements include the accounts of Hyperion and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

The functional currency of Hyperion’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded and accumulated in other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Revenue Recognition

Hyperion derives revenues from licensing its software products and providing related maintenance and support, product installation and implementation, and training services. Hyperion records revenue from licensing of software products to end-users when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements,

Hyperion recognizes revenue for the delivered elements based upon the residual method, in accordance with SOP No. 98-9, “Modifications of SOP No. 97-2 with Respect to Certain Transactions.” Undelivered elements consist primarily of maintenance and support and other services such as consulting and training. VSOE of fair value for annual maintenance and support contracts is established with the optional stated future renewal rates included in the contracts. VSOE of fair value for the services element is based upon the standard hourly rates Hyperion charges for services when such services are sold separately. Services are generally not considered essential to the functionality of the software. Hyperion recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and support contracts, respectively, which is generally twelve months. For revenue related to consulting and training services, Hyperion recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts.”

Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to Hyperion the sale of Hyperion’s software products to end-users. Hyperion’s agreements with its customers and resellers do not contain product return rights.

Stock Based Compensation

Hyperion accounts for stock option grants in accordance with Accounting Principles Board (“ABP”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Hyperion generally prices its stock options at fair market value on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized for stock options granted.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25.” This Interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000 and adoption of FIN No. 44 did not have a material effect on Hyperion’s financial statements.

Cash and Cash Equivalents

Hyperion considers highly liquid investment instruments with remaining terms of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations.

Investments

Investments are comprised of U.S. government and debt securities. Investments with remaining maturities exceeding three months but less than a year at the time of purchase are classified as short-term investments. Investments with maturities greater than a year are classified as long-term investments. All debt securities that have readily determinable fair values have been classified as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, investments are reported at fair value and unrealized holding gains and losses, net of applicable taxes, are reported in other comprehensive income in stockholders’ equity until realized. To date, unrealized gains and losses have not been material for all periods presented. On a quarterly basis, management evaluates individual securities to determine whether a decline in fair value is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in operations. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

Fair Value of Financial Instruments

All current assets and current liabilities, because of their short-term nature, are stated at cost, which approximates market value. The fair value of Hyperion’s 4.5% convertible subordinated debt was approximately $72.6 million at June 30, 2001, based on quoted market price. The carrying amount of Hyperion’s mortgage loan approximates market value due to the market value interest rate which this loan bears.

Long-Lived Assets

Hyperion accounts for long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires Hyperion to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, Hyperion estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. An impairment charge of $4.1 million was recorded during the quarter ended June 30, 2001.

Software Development Costs

Hyperion begins capitalizing software product development costs, principally wages and contractor fees, only after establishing commercial and technical feasibility. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic life of the products; generally such deferred costs are amortized over three years. Amortization commences when the product is available for general release to customers.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Hyperion’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Concentration of Credit Risk

Financial instruments, which potentially subject Hyperion to a concentration of credit risk, principally comprise cash and cash equivalents, short-term investments and accounts receivable. Hyperion maintains a minimum average short-term investment portfolio credit quality of AA and invests in instruments with an investment credit rating of AA and better. Hyperion places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one institution or issuer.

For all periods presented, Hyperion had no customers that accounted for 10 percent of total revenues. At June 30, 2001, there were 8 customers that accounted for approximately 10% percent of total accounts receivable. At June 30, 2000, these same customers accounted for approximately 4% percent of total accounts receivable.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if-converted method) and stock options (using the treasury stock method) and shares issuable upon conversion of the convertible subordinated notes (using the if-converted method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data)

	Year ended June 30,

	2001	2000	1999

Numerator — income (loss) before extraordinary item	$(32,537)	$28,819	$7,973

Numerator — extraordinary item — gain on redemption of debt, net of income tax of $898	1,464	—	—

Numerator-net income (loss)	$(31,073)	$28,819	$7,973

	Year ended June 30,

	2001	2000	1999

Denominator for basic EPS — weighted-average shares	32,592	31,665	30,196

Effect of dilutive securities:

Stock option rights	—	1,442	659

Denominator for diluted EPS — adjusted weighted-average shares and assumed conversions	32,592	33,107	30,855

Basic

Earnings (loss) from continuing operations	$(0.99)	$0.91	$0.26

Extraordinary gain	0.04	—	—

Basic earnings (loss) per share	$(0.95)	$0.91	$0.26

Diluted

Earnings (loss) from continuing operations	$(0.99)	$0.87	$0.26

Extraordinary gain	0.04	—	—

Diluted earnings (loss) per share	$(0.95)	$0.87	$0.26

For the fiscal year ended June 30, 2001, all stock option rights totaling 8.8 million were excluded from the diluted EPS calculation due to their antidilutive effect. For the fiscal years ended June 30, 2000 and 1999, certain stock option rights for 1.7 million and 3.8 million common shares were excluded from the diluted EPS calculation, respectively, because their effect would be antidilutive. Shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation for all the periods presented because of their antidilutive effect.

Comprehensive Income

Other comprehensive income is comprised of accumulated currency translation adjustments and is reflected as a separate component of stockholders’ equity.

Derivative Instruments and Hedging Activities

Effective July 1, 2000, Hyperion adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement to the extent effective, and requires that Hyperion must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on Hyperion’s financial statements.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, that modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS No. 141 will have a material effect on our results of operations or statements of financial position.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. We have elected to early adopt SFAS No. 142 effective July 1, 2001.

2. INVESTMENTS

         The following table sets forth the investment portfolio at June 30:

	2001	2000

	(in thousands)
State and municipal bonds	$1,000	$14,766

U.S. government and agency obligations	8,452	4,999

Corporate notes	9,995	10,994
Foreign debt securities	5,013	1,992

	$24,460	$32,751

Included in foreign debt securities at June 30, 2001, is approximately $2.0 million which has a contractual maturity between one and two years and is included in other assets on the consolidated balance sheets. Gross realized gains and losses from the sale of such securities were not material for the years ended June 30, 2001, 2000 and 1999.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

			Depreciation/
			Amortization
	2001	2000	Period

	(in thousands)		(years)
Land	$3,800	$3,800

Office and research facilities	31,422	31,479	39

Building improvements	4,334	3,882	5 to 39

Furniture, equipment and software	122,774	100,581	2 to 7

Leasehold improvements	16,718	10,621	lease term

Assets not yet placed in service	3,828	—

	182,876	150,363

Less: accumulated depreciation and amortization	(102,124)	(78,694)

	$80,752	$71,669

Depreciation is computed principally using the straight-line method over the estimated useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements. Depreciation and amortization of these assets totaled $28.3 million, $25.6 million and $25.4 million for 2001, 2000 and 1999, respectively. Additionally, a $5.3 million impairment charge to property and equipment was recognized in fiscal 2001.

4. ACQUIRED TECHNOLOGIES, GOODWILL AND OTHER INTANGIBLE ASSETS

Components of intangible assets, which relate primarily to business acquisitions, are as follows at June 30:

			Amortization
	2001	2000	Period

	(in thousands)		(years)
Acquired technologies	$9,515	$9,733	3

Goodwill	12,833	11,714	4–20

Product distribution and service rights	546	8,623	7

Product development costs	17,596	15,436	3

Copyrights, trademarks and other	4,847	4,870	3

	45,337	50,376

Less: accumulated amortization	(28,865)	(24,434)

	$16,472	$25,942

During fiscal 2001, 2000 and 1999, Hyperion incurred research and development costs of $83.8 million, $72.8 million and $65.6 million, of which $2.2 million, $2.6 million and $1.8 million, respectively, of software development costs were capitalized.

Amortization of acquired technology, goodwill and other intangible assets totaled $10.1 million, $8.9 million and $8.5 million, of which $2.1 million, $2.2 million and $4.8 million related to product development costs for 2001, 2000 and 1999, respectively. Additionally, a $4.1 million impairment charge to reduce certain intangible assets was recognized in fiscal 2001.

5. INCOME TAXES

The provision for income taxes consists of the following charges (credits):

	2001	2000	1999

	(in thousands)
Current:

U.S.	$(4,628)	$16,960	$10,970

State	(441)	2,527	3,237

Other countries	2,813	1,481	2,785

	(2,256)	20,968	16,992

Deferred:

U.S.	(13,845)	(1,522)	(3,282)

State	(603)	(447)	(821)

Other countries	1,846	(1,999)	(89)

	(12,602)	(3,968)	(4,192)

	$(14,858)	$17,000	$12,800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities at June 30 are as follows:

	2001	2000

	(in thousands)
Deferred income tax assets:

Net operating loss carryforwards	$6,195	$5,590

Accounts receivable	5,152	6,554

Intangible assets	3,813	2,341

Property and equipment	9,690	6,995

Accrued expenses	14,023	3,773

Deferred revenue	—	164

Other	1,747	146

	40,620	25,563

Less: valuation allowance	(6,075)	(3,472)

	$34,545	$22,091

Deferred income tax liabilities:

Product development costs	$1,626	$1,599

Deferred compensation	450	625

	2,076	2,224

Net deferred income tax asset	$32,469	$19,867

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

	2001	2000	1999

Statutory U.S. tax rate	35.0%	35.0%	35.0%

State income taxes, net of U.S. tax benefit	5.0%	3.0%	8.0%

Tax exempt interest	3.7%	-4.8%	-6.2%

Goodwill	-0.8%	1.7%	1.9%

Non-U.S. operations, including export sales	-4.4%	-1.1%	-2.3%

Change in valuation allowance	-5.5%	0.3%	-0.6%

Acquired in-process technology	—	1.8%	—

Nondeductible merger costs	—	—	23.8%

Other – net	-1.7%	1.2%	2.0%

Effective income tax rate	31.3%	37.1%	61.6%

Hyperion has non-U.S. net operating loss (NOL) carryforwards of $15.2 million of which $5.7 million is carried forward indefinitely and the remaining $9.5 million expires between 2003 and 2011.

6. LONG-TERM DEBT

Long-term debt consists of the following at June 30:

	2001	2000

	(in thousands)
4.5% convertible subordinated notes	$88,750	$100,000

Mortgage loan	2,524	2,734

	91,274	102,734

Less: current portion	(229)	(216)

	$91,045	$102,518

In March 1998, Hyperion issued $100.0 million of 4.5% convertible subordinated notes (the “Notes”), due 2005. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Hyperion’s common stock at a conversion price of $56.36 per share. The Notes are redeemable at the option of Hyperion, in whole or in part, at any time on or after March 20, 2001, at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Hyperion to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. Hyperion incurred $3.3 million of costs in connection with the issuance of the Notes which have been deferred and are included in other assets. These finance costs are being recognized as interest expense over the term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing March 16, 1998, and is payable semi-annually on March 15 and September 15. The fair value of the notes was approximately $72.6 million at June 30, 2001, based on quoted market price.

During fiscal 2001, Hyperion repurchased $11.3 million of the Notes at a total cost of $8.7 million, resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $0.04 per share.

Hyperion obtained a mortgage loan (the “Loan”) of $9.5 million from the Connecticut Development Authority (the “CDA”) to purchase our Connecticut office building. The Loan is repayable in monthly installments of principal and interest with the last payment due February 2010. As of January 1, 2000, Hyperion employed fewer employees in its Stamford, Connecticut office as required under the terms of the Loan. As a result, Hyperion prepaid $4.1 million of the outstanding principal and incurred additional interest of $0.2 million. In addition, the interest rate on the remaining outstanding principal increased by approximately 1.4%. At June 30, 2001, the Loan bears interest at 6.0% per annum.

Future maturities of the Loan are as follows (in thousands).

2002	$229

2003	243

2004	258

2005	274

2006	291

Thereafter	1,229

$2,524

7. COMMITMENTS AND CONTINGENCIES

Hyperion leases office and research facilities and certain computer and other equipment under various operating lease agreements expiring at various dates through 2016. In addition to base rent, Hyperion is responsible for certain taxes, utilities and maintenance costs. In addition, several leases include rentals based upon changes in the Consumer Price Index or the fair market rental value of the property and options for renewal or purchase. Hyperion subleases certain of its facilities to third party tenants. The subleases expire at various dates from 2003 to 2016.

Future minimum lease payments under all operating leases with noncancellable terms in excess of one year and future sublease income are as follows (in thousands):

	Future	Future
	Lease	Sublease
Fiscal Year	Payments	Income

2002	$17,886	$959

2003	12,989	946

2004	10,250	743

2005	8,912	743

2006	6,228	743

Thereafter	26,380	7,240

	$82,645	$11,374

Rental expense for the fiscal years ended June 30, 2001, 2000 and 1999 under all lease agreements was $16.9 million, $13.1 million and $11.9 million, respectively. Sublease income was $0.2 million, $0.2 million and $0.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position of Hyperion.

8. COMMON STOCK

During fiscal 2001, Hyperion repurchased a total of 1,389,000 shares of common stock and reissued 34,000 in connection with stock options exercises. The remaining shares totaling 1,355,000 are classified as treasury stock at June 30, 2001.

During fiscal 2000, Hyperion granted 100,000 restricted shares of common stock to an officer of Hyperion. The market value of the shares awarded of $1.9 million was recorded as unearned compensation — restricted stock. This amount is not reflected as a separate component of stockholders’ equity, but rather has been netted within additional paid-in capital. Unearned compensation is being amortized to expense over the four-year vesting period and amounted to $0.5 million and $0.3 million in fiscal 2001 and 2000, respectively. In connection with the issuance of the restricted stock, Hyperion provided a loan for $1.0 million. The loan matures in October and is secured by a pledge of such restricted stock. Interest accrues at 6.02% per annum and is due at maturity.

9. STOCK OPTION, EMPLOYEE SAVINGS AND EMPLOYEE STOCK PURCHASE PLANS

Stock Option Plans

As of June 30, 2001, Hyperion had an aggregate of 11.8 million common shares authorized for issuance under its equity plans (Equity Plans). The Equity Plans provide for the issuance of common shares pursuant to stock option exercises, and other equity based awards. There were 2.5 million shares available for grant under the Equity Plans as of June 30, 2001. Under the Equity Plans, stock options are issued to employees and to non-employee directors.

Stock options are granted under the Equity Plans with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted under the Equity Plans have a maximum term of 10 years from the date of grant. Options provide for accelerated vesting upon certain events, including an employee’s Involuntary Termination (as defined in the plan) within eighteen months following a change in control of Hyperion.

The following table presents a summary of Hyperion’s stock option activity for the years ended June 30 (shares in thousands):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,492	$25.29	5,355	$22.69	4,614	$22.33

Granted at market price	3,159	18.67	5,123	26.98	3,200	22.29

Exercised	(357)	13.79	(1,251)	21.97	(893)	9.32

Forfeited	(1,871)	26.55	(1,735)	24.68	(1,566)	28.42

Outstanding at year-end	8,423	$23.02	7,492	$25.29	5,355	$22.69

Options exercisable at year-end	3,005	$24.16	1,665	$21.46	1,785	$21.69

The following table summarizes information about stock options outstanding at June 30, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years of	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.50 - 14.94	996	7.29	$12.63	557	$12.19

15.00 - 15.97	1,585	9.44	15.09	59	15.31

16.00 - 19.94	1,755	8.24	18.88	732	19.10

20.00 - 25.88	1,518	8.58	22.02	522	21.69

26.00 - 35.96	1,528	7.93	29.59	669	29.22

$36.00 - 57.63	1,041	8.18	$43.86	466	$43.07

	8,423			3,005

Pro Forma Disclosure

The weighted average estimated grant date fair value, as defined by SFAS No. 123, for options granted under Hyperion’s stock option plans in fiscal 2001, 2000 and 1999 was $13.21, $11.26 and $9.13 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS No. 123, for purchase awards issued under Hyperion’s employee stock purchase plan in fiscal 2001, 2000 and 1999 was $4.71, $7.80 and $10.69 per share, respectively. The estimated grant date fair value was calculated using the Black-Scholes model.

The following weighted average assumptions are included in the estimated grant date fair value calculations for stock option and purchase awards:

	YEAR ENDED JUNE 30,

	2001	2000	1999

Stock option plans:

Expected dividend yield	0%	0%	0%

Expected stock price volatility	84%	40%	40%

Risk free interest rate	4.97%	6.24%	5.83%

Expected life (years)	5.5	4.3	4.4

Stock purchase plan:

Expected dividend yield	0%	0%	0%

Expected stock price volatility	84%	40%	40%

Risk free interest rate	3.63%	6.22%	5.14%

Expected life (years)	0.5	0.5	0.5

Had Hyperion recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, Hyperion’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below for the fiscal years ended June 30, 2001, 2000 and 1999 (in thousands, except per share amounts):

	YEAR ENDED JUNE 30,

	2001	2000	1999

Net income (loss) as reported	$(31,073)	$28,819	$7,973

Pro forma net income (loss)	$(55,731)	$18,220	$(3,141)

Earnings (loss) per share as reported:

Basic	$(0.95)	$0.91	$0.26

Diluted	$(0.95)	$0.87	$0.26

Pro forma earnings (loss) per share:

Basic	$(1.71)	$0.58	$(0.10)

Diluted	$(1.71)	$0.55	$(0.10)

Because the determination of the fair value of all options granted includes an expected volatility factor in addition to the other factors described in the table above and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported results for future years.

Employee Savings Plans

Hyperion maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than $10,500 per calendar year. Hyperion contributes to the plan, annually, up to a maximum of $2,000 per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2001, 2000 and 1999, Hyperion contributed $5.4 million, $3.6 million and $2.8 million, respectively, to the savings plans.

Employee Stock Purchase Plan

Hyperion sponsors an employee stock purchase plan (“ESPP”), which is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10 percent of an employee’s eligible compensation, up to 1,000 shares in a six-month period and a fair market value of $25,000 in any plan year. Shares issued under the ESPP were 775,000 for fiscal 2001, 360,000 for fiscal 2000 and 74,000 for fiscal 1999. At June 30, 2001, 376,000 shares were reserved for future issuance under the ESPP.

10. STOCKHOLDER RIGHTS PLAN

In June 1998, Hyperion adopted a stockholder rights plan (the “Rights Plan”) in which preferred stock purchase rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on July 3, 1998. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of Hyperion without offering a fair price to all of Hyperion’s stockholders. The plan is intended to protect the interests of stockholders in the event Hyperion is confronted in the future with coercive or unfair takeover tactics.

Each right will entitle holders of Hyperion’s common stock to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of Hyperion at an exercise price of $250 per one one-thousandth of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock, or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an Adverse Person, as defined in the Rights Plan. Under the Rights Plan, the ownership, tender offer and exchange offer thresholds of 15% increase to 25% for certain grandfathered stockholders and approximately 20.5% for one stockholder that held approximately 19.5% of Hyperion’s issued and outstanding stock on July 3, 1998.

If any person or group becomes the beneficial owner of 15% or more of the common stock (a “Flip-In Event”), each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of Hyperion having a value of twice the right’s exercise price (or, in certain circumstances, a combination of cash, property, common stock or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a Flip-In Event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, Hyperion may also exchange one share of common stock for each right outstanding. In addition, if Hyperion is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right’s exercise price.

Hyperion can redeem the rights at $.01 per right prior to the date the ownership thresholds are passed. The rights will expire on July 3, 2008, unless earlier redeemed or exchanged.

11. RESTRUCTURING AND NON-RECURRING CHARGES

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a company-wide initiative to align personnel with Hyperion’s new strategy, which resulted in a reduction of the workforce by approximately 300 or 12% of the worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion plans to consolidate certain facilities and exit other facilities.

A summary of the restructuring and non-recurring charges are as follows (in thousands):

Restructuring:

Severance and benefits	$8,674

Accrued lease costs	17,227

Asset impairments	6,157

Other	958

Total Restructuring Charges	33,016

Non-Recurring:

Asset write-downs to net realizable values	4,851

Other charges	4,918

Total Non-Recurring Charges	9,769

Total restructuring and non-recurring charges	42,785

Less Reductions to Reserve:

Cash paid	(3,137)

Non-cash	(11,618)

Total Reductions to Reserve	(14,755)

Reserve balance at June 30, 2001	$28,030

As of June 30, 2001, Hyperion communicated to all impacted employees regarding employee separation benefits and the timing of separation. As of June 30, 2001, all 300 positions have been separated or were currently in the separation process, resulting in payments of $3.1 million. Remaining cash expenditures associated with employee separations are estimated to be approximately $5.6 million. Employee separations are expected to be substantially complete by September 30, 2001. All restructuring activities associated with the consolidation of facilities are anticipated to be complete by June 30, 2002. All restructuring activities related to the disposal of long-term assets were completed as of June 30, 2001.

The $42.8 million of restructuring and non-recurring charges is included in operating expense for the fiscal year ended June 30, 2001. Approximately $11.6 million did not require an outflow of cash and the remaining $31.2 million will require the use of cash (primarily payments due under long-term lease obligations), approximately $3.1 million of which had been disbursed at June 30, 2001. The accrued balance of $28.0 million, related primarily to future lease obligations and employee separation payments, is included in Other liabilities and Other long-term liabilities in the accompanying consolidated balance sheets. Hyperion expects to substantially complete its restructuring activities related to the restructuring plan described above during fiscal 2002, however payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. No events or circumstances occurred subsequent to the announcement of the restructuring plan requiring significant changes to management’s original estimates. If we are unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, we could find it necessary to further adjust our cost structure through the execution of additional restructuring plans.

In March 2000, Hyperion recorded a non-recurring charge to operations of approximately $2.1 million, $1.3 million after taxes, associated with restructuring our European operations and costs associated with outsourcing our North American-based accounting department. This charge is comprised primarily of severance costs. All of the cash associated with this item had been expended at June 30, 2001.

12. SEGMENT AND GEOGRAPHICAL INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” established standards for reporting information about operating segments in Hyperion’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one industry segment: the development and marketing of enterprise analytic application software and related services. This segment operates in four geographic regions: North America, Europe, Asia Pacific and Latin America. Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors and application resellers.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic sales information is primarily based on the ordering location of the customer. Long-lived asset information is based on the physical location of the assets.

The significant accounting policies of the reportable segments are the same as those summarized above in Note 1.

The following table is a breakdown of financial information by geographic area (in thousands).(1)

	North		Asia	Latin
	America	Europe	Pacific	America	Total

Fiscal Year Ended June 30, 2001

Total revenues	$347,251	$133,623	$30,288	$5,561	$516,723

Operating income (loss)	(109,359)	37,640	12,711	4,128	(54,880)

Long-lived assets	71,175	8,268	1,167	142	80,752

Fiscal Year Ended June 30, 2000

Total revenues	$332,212	$130,927	$26,391	$2,875	$492,405

Operating income (loss)	(12,069)	36,754	11,746	1,966	38,397

Long-lived assets	63,444	7,014	1,211	—	71,669

Fiscal Year Ended June 30, 1999

Total revenues	$276,370	$126,032	$20,163	$2,320	$424,885

Operating income (loss)	(29,251)	34,550	8,264	1,559	15,122

Long-lived assets	64,904	9,707	845	—	75,456

(1)	Certain segment data related to prior periods has been reclassified to conform to the current year presentation.

The following table presents external revenues for groups of similar products and services: (in thousands)

	YEAR ENDED JUNE 30,

	2001	2000	1999

Software Licenses

Technology Products	$124,744	$121,512	$97,494

Financial Application Products	103,250	118,814	108,497

Total Software License Revenue	227,994	240,326	205,991

Maintenance and Services

Maintenance	165,839	154,452	125,167

Consulting and training	122,890	97,627	93,727

Total Maintenance and Services Revenue	288,729	252,079	218,894

Total Revenues	$516,723	$492,405	$424,885

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two fiscal years ended June 30, 2001 (in thousands, except per share data):

FISCAL 2001	SEPT. 30	DEC. 31	MARCH 31	JUNE 30

Total revenues	$115,054	$134,458	$130,227	$136,984

Gross profit	75,567	94,395	85,941	94,652

Net income (loss)	(4,093)	2,270	(1,321)	(27,929)

Diluted earnings (loss) per share	(0.12)	0.07	(0.04)	(0.87)

FISCAL 2000	SEPT. 30	DEC. 31	MARCH 31	JUNE 30

Total revenues	$107,250	$115,793	$125,798	$143,564

Gross profit	76,389	81,529	89,266	96,774

Net income (loss)	6,025	7,073	6,613	9,108

Diluted earnings per share	0.19	0.22	0.19	0.27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 with respect to executive officers is set forth in Part I of this Form 10-K. The information required by this Item 10 with respect to directors is incorporated by this reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Compensation and Related Information,” in Hyperion’s Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management,” in Hyperion’s Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions,” in Hyperion’s Proxy Statement for its 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	The consolidated financial statements of Hyperion Solutions Corporation are included in Item 8:

Consolidated Balance Sheets as of June 30, 2001 and 2000

Consolidated Statements of Income for the years ended June 30, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999

Notes to consolidated financial statements

(2)	Financial statement schedule, which is included at the end of this report:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.	Description

2.1(a)	-	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion

2.2(k)	-	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation

3.1(h)	-	Registrant’s Restated Certificate of Incorporation

3.2(g)	-	Registrant’s Amended and Restated Bylaws

4.1(b)	-	Specimen Certificate of the Registrant’s Common Stock

4.2(d)	-	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.

4.3(d)	-	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens

10.2(b)	-	1992 Stock Option Plan

10.3(m)	-	1995 Stock Option/Stock Issuance Plan

10.4(c)	-	Employee Stock Purchase Plan

10.5(b)	-	Form of Indemnification Agreement

10.6(c)	-	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996

10.7(e)	-	Hyperion Software Corporation 1991 Stock Plan

10.8(e)	-	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan

10.9(f)	-	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed)

10.10(i)	-	Employment Agreement with Stephen V. Imbler, dated February 23, 1999

10.15(j)	-	Employment Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.16(j)	-	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.17(j)	-	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999

10.18(j)	-	Employment Offer Letter with Michael L. Sternad, dated October 11, 1999

10.19(l)	-	Hyperion Solutions Corporation 1999 Stock Option Plan

10.20(l)	-	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.21	-	Employment Agreement with David W. Odell, dated December 6, 2000

10.22	-	Employment Agreement with W. Russell Wayman, dated January 22, 2001

10.23	-	Employment Agreement with Dyke Hensen, dated April 6, 2001

21.1	-	List of subsidiaries of the Registrant (filed herewith)

23.1	-	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith)

(a)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, dated May 25, 1998

(b)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-1, filed November 6, 1995 (file no. 33-97098), as amended

(c)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed June 28, 1997

(d)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed March 5, 1998

Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

(e) Form S-1 file no. 33-42855

(f) Form 10-Q filed in February 1995

(g)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-4 (file no. 333-57197), as amended, filed on June 18, 1998

(h)	Incorporated by reference to such exhibit as filed in the Registrant’s Current Report on Form 8-K, dated August 24, 1998 and filed on October 13, 1998

(i)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(j)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999

(k)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 1999.

(l)	Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K dated September 28, 2000.

(m)	Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(b)	Reports on Form 8-K:

Hyperion did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2001	Hyperion Solutions Corporation (Registrant)

	By:	/s/ David W. Odell

David W. Odell Chief Financial Officer

	By:	/s/ Nolene P. Fabre

Nolene P. Fabre Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey R. Rodek Jeffrey R. Rodek	Chairman and Chief Executive Officer	September 14, 2001

/s/ Gary G. Greenfield Gary G. Greenfield	Director	September 14, 2001

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	September 14, 2001

/s/ Aldo Papone Aldo Papone	Director	September 14, 2001

/s/ Henry R. Autry Henry R. Autry	Director	September 14, 2001

ITEM 14(a)(2) AND ITEM 14(d). FINANCIAL STATEMENT SCHEDULE

HYPERION SOLUTIONS CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

			Charged
	Balance at	Charged to	to Other	Deductions		Balance
	Beginning	Costs and	Accounts	(Additions)		at End
Description	of Period	Expenses	Describe(a)	Describe		of Period

For the year ended June 30, 1999

Allowance for doubtful accounts, returns and discounts	$8,892	1,582	6,800	5,474	(b)	$11,800

Valuation allowance for deferred tax assets	$2,159	121		(1,734	)(c)	$4,014

For the year ended June 30, 2000

Allowance for doubtful accounts, returns and discounts	$11,800	1,460	6,856	3,866	(b)	$16,250

Valuation allowance for deferred tax assets	$4,014	124		666	(c)	$3,472

For the year ended June 30, 2001

Allowance for doubtful accounts, returns and discounts	$16,250	5,950	21,727	31,451	(b)	$12,476

Valuation allowance for deferred tax assets	$3,472	2,603				$6,075

Restructuring components	$—	31,167		3,137	(d)	$28,030

(a)	Charged to revenues

(b)	Write-offs, returns and discounts, net of recoveries

(c)	Recognition and adjustments

(d)	Cash payments

EXHIBIT INDEX

Exhibit No.	Description

2.1(a)	-	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion

2.2(k)	-	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation

3.1(h)	-	Registrant’s Restated Certificate of Incorporation

3.2(g)	-	Registrant’s Amended and Restated Bylaws

4.1(b)	-	Specimen Certificate of the Registrant’s Common Stock

4.2(d)	-	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.

4.3(d)	-	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens

10.2(b)	-	1992 Stock Option Plan

10.3(m)	-	1995 Stock Option/Stock Issuance Plan

10.4(c)	-	Employee Stock Purchase Plan

10.5(b)	-	Form of Indemnification Agreement

10.6(c)	-	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996

10.7(e)	-	Hyperion Software Corporation 1991 Stock Plan

10.8(e)	-	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan

10.9(f)	-	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed)

10.10(i)	-	Employment Agreement with Stephen V. Imbler, dated February 23, 1999

10.15(j)	-	Employment Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.16(j)	-	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.17(j)	-	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999

10.18(j)	-	Employment Offer Letter with Michael L. Sternad, dated October 11, 1999

10.19(l)	-	Hyperion Solutions Corporation 1999 Stock Option Plan

10.20(l)	-	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.21	-	Employment Agreement with David W. Odell, dated December 6, 2000

10.22	-	Employment Agreement with W. Russell Wayman, dated January 22, 2001

10.23	-	Employment Agreement with Dyke Hensen, dated April 6, 2001

21.1	-	List of subsidiaries of the Registrant (filed herewith)

23.1	-	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith)