Form 10-K405/A
period 2001-06-30
HYPERION SOLUTIONS CORP
filed 2001-09-20
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'', specifically, the last sentence of the second paragraph under the heading "NET INCOME" below has been revised and restated to clarify the Registrant's previously disclosed guidance. The sentence has been revised as follows: "Accordingly, for the first half of fiscal 2002 we anticipate flat revenue growth on a year over year basis; we also anticipate profitable results from operations over the first half of fiscal 2002."

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. This Form 10-K/A is filed with the Securities and Exchange Commission solely for the purpose of revising and restating "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'', specifically, the last sentence of the second paragraph under the heading "NET INCOME" below has been revised and restated to clarify the Registrant's previously disclosed guidance. The sentence has been revised as follows: "Accordingly, for the first half of fiscal 2002 we anticipate flat revenue growth on a year over year basis; we also anticipate profitable results from operations over the first half of fiscal 2002."

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

Beginning in the fourth quarter of fiscal 2001, we focused on addressing four key initiatives, which included simplifying our product offering, improving the interoperability and the ease of use of our products, leveraging our indirect channel better and reducing our cost structure. Our unified product strategy is supported by a much simpler, unifying organization, with increased accountability. However, given the continued softness in the global economy and its impact on technology spending, we are taking a cautious approach with our business planning. Accordingly, for the first half of fiscal 2002 we anticipate flat revenue growth on a year over year basis; we also anticipate profitable results from operations over the first half of fiscal 2002.

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

(3)	Exhibits:

Exhibit No.	Description

2.1(a)	-	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion

2.2(k)	-	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation

3.1(h)	-	Registrant’s Restated Certificate of Incorporation

3.2(g)	-	Registrant’s Amended and Restated Bylaws

4.1(b)	-	Specimen Certificate of the Registrant’s Common Stock

4.2(d)	-	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.

4.3(d)	-	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens

10.2(b)	-	1992 Stock Option Plan

10.3(m)	-	1995 Stock Option/Stock Issuance Plan

10.4(c)	-	Employee Stock Purchase Plan

10.5(b)	-	Form of Indemnification Agreement

10.6(c)	-	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996

10.7(e)	-	Hyperion Software Corporation 1991 Stock Plan

10.8(e)	-	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan

10.9(f)	-	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed)

10.10(i)	-	Employment Agreement with Stephen V. Imbler, dated February 23, 1999

10.15(j)	-	Employment Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.16(j)	-	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.17(j)	-	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999

10.18(j)	-	Employment Offer Letter with Michael L. Sternad, dated October 11, 1999

10.19(l)	-	Hyperion Solutions Corporation 1999 Stock Option Plan

10.20(l)	-	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999

10.21*	-	Employment Agreement with David W. Odell, dated December 6, 2000

10.22*	-	Employment Agreement with W. Russell Wayman, dated January 22, 2001

10.23*	-	Employment Agreement with Dyke Hensen, dated April 6, 2001

21.1*	-	List of subsidiaries of the Registrant

23.1	-	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith)

*	Previously filed

(a)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, dated May 25, 1998

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

Date: September 20, 2001	Hyperion Solutions Corporation (Registrant)

	By:	/s/ David W. Odell

David W. Odell Chief Financial Officer

	By:	/s/ Nolene P. Fabre

Nolene P. Fabre Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey R. Rodek Jeffrey R. Rodek	Chairman and Chief Executive Officer	September 20, 2001

/s/ Gary G. Greenfield Gary G. Greenfield	Director	September 20, 2001

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	September 20, 2001

/s/ Aldo Papone Aldo Papone	Director	September 20, 2001

/s/ Henry R. Autry Henry R. Autry	Director	September 20, 2001

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