Form 10-Q
period 2001-09-30
HYPERION SOLUTIONS CORP
filed 2001-11-13
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(408) 744-9500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

As of November 12, 2001, there were 32,756,191 shares of the Registrant’s common stock, $.001 par value, outstanding

Hyperion Solutions Corporation

Form 10-Q

Contents

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2001 (unaudited) and June 30, 2001	2

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) — Three Months Ended September 30, 2001 and 2000	3

Condensed Consolidated Statements of Cash Flows (unaudited) — Three Months Ended September 30, 2001 and 2000	4

Notes to Condensed Consolidated Financial Statements (unaudited) — September 30, 2001	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Part II. Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Hyperion, the Hyperion “H” Logo, and Essbase are registered trademarks, and Hyperion Solutions is a trademark of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved

For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 2001.

Hyperion Solutions Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	June 30,
	2001	2001

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$261,564	$232,904

Short-term investments	22,475	22,462

Accounts receivable — net of allowances of $19,450 and $12,476	121,689	156,835

Prepaid expenses and other current assets	16,511	20,491

Deferred income taxes	22,417	19,175

TOTAL CURRENT ASSETS	444,656	451,867

Property and equipment — at cost, less accumulated depreciation and amortization of $106,948 and $102,124	76,028	80,752

Acquired technologies, goodwill and other intangible assets — at cost, less accumulated amortization of $29,719 and $28,865	16,325	16,472

Other assets	6,030	8,008

Deferred income taxes	13,185	13,294

TOTAL ASSETS	$556,224	$570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$43,880	$52,211

Accrued employee compensation and benefits	28,553	31,554

Income taxes payable	443	—

Deferred revenue	95,320	100,234

Other liabilities	12,611	13,727

TOTAL CURRENT LIABILITIES	180,807	197,726

Other long-term liabilities	11,965	14,303

Long-term debt	90,986	91,045

Stockholders’ equity:

Preferred stock — $.001 par value; 5,000 shares authorized; none issued	—	—

Common stock — $.001 par value; 300,000 shares authorized; 33,738 and 33,715 shares issued and outstanding	34	34

Additional paid-in capital	213,520	212,952

Less treasury stock, at cost: 1,344 and 1,355 common shares	(23,097)	(23,270)

Retained earnings	90,436	88,599

Accumulated other comprehensive loss	(8,427)	(10,996)

TOTAL STOCKHOLDERS’ EQUITY	272,466	267,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,224	$570,393

See accompanying notes to condensed consolidated financial statements.

Hyperion Solutions Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30,

	2001	2000

REVENUES

Software licenses	$38,808	$45,023

Maintenance and services	75,851	70,031

TOTAL REVENUES	114,659	115,054

COSTS AND EXPENSES

Cost of revenues:

Software licenses	2,995	3,791

Maintenance and services	33,848	35,696

Sales and marketing	41,267	48,540

Research and development	18,892	19,426

General and administrative	15,598	16,606

TOTAL COSTS AND EXPENSES	112,600	124,059

OPERATING INCOME (LOSS)	2,059	(9,005)

Interest income	2,142	3,756

Interest expense	(1,161)	(1,353)

INCOME (LOSS) BEFORE INCOME TAXES	3,040	(6,602)

Provision for (benefit from) income taxes	1,094	(2,509)

NET INCOME (LOSS)	$1,946	$(4,093)

Other comprehensive income (loss)	2,569	(287)

COMPREHENSIVE INCOME (LOSS)	$4,515	$(4,380)

EARNINGS (LOSS) PER SHARE

Basic	$0.06	$(0.12)

Diluted	$0.06	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	32,444	32,813

Diluted	32,542	32,813

See accompanying notes to condensed consolidated financial statements.

Hyperion Solutions Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,946	$(4,093)

Adjustments to reconcile net income (loss) to net cash provided by operating activities Depreciation and amortization	8,305	9,185

Provision for accounts receivable allowance and returns	5,666	8,323

Deferred income taxes	(3,099)	(2,276)

Changes in assets and liabilities:

Accounts receivable	31,116	14,676

Prepaid expenses and other current assets	838	(2,428)

Other assets	(27)	771

Accounts payable and accrued expenses	(9,656)	(504)

Accrued employee compensation and benefits	(3,396)	(4,388)

Income taxes payable	4,035	(820)

Deferred revenue	(6,245)	(1,879)

Other liabilities	(1,116)	—

Other long-term liabilities	(2,338)	—

Net cash provided by operating activities	26,029	16,567

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturity of investments, net	2,022	2,234

Purchases of property and equipment	(2,008)	(20,374)

Disposals of property and equipment	155	962

Purchases of intangible and other assets	(1,251)	(839)

Net cash used in investing activities	(1,082)	(18,017)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on notes payable	(59)	(37)

Treasury stock transactions, net	64	-

Proceeds from exercise of stock options and employee stock purchase plan	426	3,016

Net cash provided by financing activities	431	2,979

Effect of exchange rate on cash and cash equivalents	3,282	(287)

INCREASE IN CASH AND CASH EQUIVALENTS	28,660	1,242

Cash and cash equivalents at beginning of period	232,904	262,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261,564	$263,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Income taxes	$452	$250

Interest	2,036	2,292

Non-cash operating and financing activity:

Income tax benefit from exercise of stock options	$141	$1,020

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2001 included in the Hyperion Solutions Corporation (“Hyperion”) report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Revenue Recognition

Hyperion derives revenues from licensing its software products and providing related maintenance and support, product installation and implementation, and training services. Hyperion records revenue from licensing of software products to end-users when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." When contracts contain multiple elements, and for which vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements, Hyperion recognizes revenue for the delivered elements based upon the residual method, in accordance with SOP No. 98-9, "Modifications of SOP No. 97-2 with Respect to Certain Transactions." Undelivered elements consist primarily of maintenance and support and other services such as consulting and training. VSOE of fair value for annual maintenance and support contracts is established with the optional stated future renewal rates included in the contracts. VSOE of fair value for the services element is based upon the standard hourly rates Hyperion charges for services when such services are sold separately. Services are generally not considered essential to the functionality of the software. Hyperion recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and support contracts, respectively, which is generally twelve months. For revenue related to consulting and training services, Hyperion recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting with SOP No. 81, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts" and Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts."

Revenues from reseller arrangements are recognized on the "sell-through" method, when the reseller reports to Hyperion the sale of Hyperion's software products to end-users. Hyperion's agreements with its customers and resellers do not contain product return rights.

3.     Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of convertible preferred stock (using the if-converted method) and stock options (using the treasury stock method) and shares issuable upon conversion of the convertible subordinated notes (using the if-converted method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) (in thousands, except per share data):

	Three Months Ended
	September 30,

	2001	2000

Numerator — net income (loss)	$1,946	$(4,093)

Denominator for basis EPS – weighted-average shares	32,444	32,813

Effect of dilutive securities:

Stock option rights	98	—

Denominator for diluted EPS – adjusted weighted-average shares and assumed conversions	32,542	32,813

Basic earnings (loss) per share	$0.06	$(0.12)

Diluted earnings (loss) per share	$0.06	$(0.12)

For the three-month period ended September 30, 2001, certain stock option rights of 7.6 million common shares were excluded from the diluted EPS calculation because their effect would be antidilutive. For the three-month period ended September 30, 2000, all stock option rights totaling 7.9 million were excluded from the diluted EPS calculation because their effect would be antidilutive as a result of the net loss. Similarly, 1.6 million shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation for all periods presented.

4.     Contingencies

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

5.     Restructuring

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a company-wide initiative to align personnel with Hyperion’s new strategy, which resulted in a reduction of the workforce by approximately 300 or 12% of the worldwide headcount which was complete as of September 30, 2001. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion has consolidated certain facilities and exited other facilities.

The restructuring reserve balance declined by $3.4 million in the three months ended September 30, 2001 primarily due to cash paid for severance and employee costs of $2.8 million, and real estate exit costs of $0.4 million. The accrued balance of $24.6 million, related primarily to future lease obligations and employee separation payments, is included in Other liabilities and Other long-term liabilities in the accompanying condensed consolidated balance sheets.

6.     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Hyperion adopted the provisions of SFAS 141 effective July 1, 2001.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes APB Opinion No. 17 “Intangible Assets” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing goodwill balance of $10.5 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and certain provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity’s ongoing operations. The provisions of SFAS No. 144 will be effective for the fiscal year beginning July 1, 2002. We are currently evaluating the impact of SFAS No. 144, but do not expect that our adoption on July 1, 2002 will have a material effect on our financial statements.

7.     Segment and Geographical Information

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

The significant accounting policies of the reportable segments are the same as those summarized in Hyperion’s annual report on Form 10-K filed on September 14, 2001.

The following table is a breakdown of financial information by geographic area (in thousands): (1)

	North		Asia	Latin
	America	Europe	Pacific	America	Total

Three Months Ended September 30, 2001

Total revenues	$76,291	$30,598	$6,413	$1,357	$114,659

Operating income (loss)	(9,319)	7,966	2,545	867	2,059

Long-lived assets	66,081	8,391	1,395	161	76,028

Three Months Ended September 30, 2000

Total revenues	$74,968	$31,484	$7,460	$1,142	$115,054

Operating income (loss)	(24,445)	11,559	3,075	806	(9,005)

Long-lived assets	76,187	6,823	1,415	—	84,425

(1)	Certain segment data related to prior periods has been reclassified to conform to the current year presentation.

The following table presents external revenues for groups of similar products and services (in thousands):

	Three Months Ended
	September 30,

	2001	2000

Software Licenses

Technology Products	$23,097	$25,626

Financial Application Products	15,711	19,397

Total Software License Revenue	38,808	45,023

Maintenance and Services

Maintenance	43,876	40,058

Consulting and training	31,975	29,973

Total Maintenance and Services Revenue	75,851	70,031

Total Revenues	$114,659	$115,054

HYPERION SOLUTIONS CORPORATION

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q is forward-looking in nature. All statements included in this Quarterly Report on Form 10-Q or made by management of Hyperion Solutions Corporation and its subsidiaries (“Hyperion”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section below entitled “Risk Factors”. Other risks and uncertainties are disclosed in Hyperion’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended June 30, 2001. These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

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

Hyperion offers customers an open, scalable, flexible and integrated business intelligence platform which consists of technology products and financial applications. Technology products include: Hyperion online analytical processing (“OLAP”) Essbase server (its OLAP server technology), Hyperion tools, incorporating domain-specific business rules, data storage, integration, interoperability and visualization capabilities. Financial applications include financial and business performance management products that provide customers the opportunity to strategize, model, plan and measure performance. Taken together, Hyperion and its more than 400 partners offer a suite of business intelligence solutions that are compelling in the industry and help customers measure performance and drive profitability.

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

RESULTS OF OPERATIONS

REVENUES

	THREE MONTHS ENDED SEPTEMBER 30,

		% of		% of
(in thousands)	2001	revenues	2000	revenues

Software licenses	$38,808	33.8%	$45,023	39.1%

Maintenance and services:

Maintenance revenue	43,876	38.3%	40,058	34.8%

Consulting & training	31,975	27.9%	29,973	26.1%

	75,851	66.2%	70,031	60.9%

Total Revenues	$114,659	100.0%	$115,054	100.0%

Total revenues for the first quarter of fiscal 2002 remained relatively flat as compared to the first quarter of fiscal 2001. Software license revenues declined by 13.8% in the first quarter of fiscal 2002 versus the first quarter of fiscal 2001, as a result of a decrease in the number of licenses sold. This decline was primarily attributable to continued economic uncertainty in North America, growing global weakness, new financial application products in the early stages of their product life cycles and the disrupted sales cycles following the tragic events of September 11, 2001.

The increase of 8.3% in maintenance and services revenue is mainly attributable to the year-to-year growth of Hyperion’s installed customer base and an increase in technology product related services. Maintenance revenues and services revenues for the three months ended September 30, 2001 increased 9.5% and 6.7%, respectively, over the three months ended September 30, 2000.

Hyperion markets its products through the direct sales force and indirect channel partners. Historically, we have generated the majority of our revenue from the direct sales force. Hyperion continues to focus on complementing its direct sales force with indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”), independent distributors and sales agents. Revenue from all indirect channel partners comprised 27.7% and 29.5% of license revenue in the first quarter of fiscal 2002 and 2001, respectively. The decline in channel revenues year over year in absolute dollars and as a percentage of total revenues was primarily due to a decrease in the number of licenses sold (unit volume). The indirect revenue compares favorably to the fourth quarter 2001 ratio of 19.7% for two primary reasons. First, the relative weakness in direct sales, and second, the majority of channel revenues are booked in arrears, which means that the events of September 11, 2001 did not impact these results as much as they impacted direct sales. We are currently unable to predict with certainty the impact that the events of September 11, 2001 will have on the future results of Hyperion.

No single partner represented more than 10 percent of total revenue during the quarter, which is consistent with fiscal 2001.

Total revenues generated from markets outside North America, including export sales, for the first quarter of fiscal 2002 and 2001 were $38.4 million and $40.1 million, or 33.5% and 34.8% of total revenues, respectively.

The split between technology products and financial application revenues was 59.5% — 40.5% in the first quarter of fiscal 2002 and 56.9% — 43.1% in fiscal 2001. This 60/40 split in fiscal 2002 reflects the relative weakness of application revenue. We are currently working with our customers to gain acceptance for our newest financial application products as a key element of Hyperion’s future.

COST OF REVENUES

	THREE MONTHS ENDED SEPTEMBER 30,

		Gross		Gross
(in thousands)	2001	Profit %	2000	Profit %

Software licenses	$2,995	92.3%	$3,791	91.6%

Maintenance and services	33,848	55.4%	35,696	49.0%

Software Licenses. Cost of software license revenues consists primarily of royalty expenses, cost of product packaging and documentation materials, amortization of capitalized software costs, and amortization of certain intangible assets related to business acquisitions. The amortization of capitalized software costs begins upon the general release of the software to customers. The decrease in the cost of software license revenues in the first quarter of fiscal 2002 year over year principally reflects a decrease in royalty payments to third parties for software supplied by them and distributed by Hyperion. The cost as a percentage of software revenues was 7.7% and 8.4% for the first quarters of fiscal 2002 and 2001, respectively.

In the first quarter of fiscal 2002 and 2001, Hyperion capitalized $0.2 million and $0.5 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to Hyperion’s development and localization of its OLAP server technology, tools and analytic application solutions. Capitalized software costs are amortized over the estimated economic life of the product, but generally not for more than three years.

Maintenance and Services. The decrease of 5.2% in the cost of maintenance and service revenues for the first quarter of fiscal 2002 year over year was due to a decrease in independent contractors and employee and related expenses, primarily as a result of our restructuring in the fourth quarter of fiscal 2001. The key operating variance this quarter is the improvement in gross margin on Maintenance and Services from 49.0% to 55.4%, reflecting our focus on margin improvement and the results of rebalancing our cost structure.

OPERATING EXPENSES

	THREE MONTHS ENDED SEPTEMBER 30,

		% of		% of
(in thousands)	2001	revenues	2000	revenues

Sales and marketing	$41,267	36.0%	$48,540	42.2%

Research and development	18,892	16.5%	19,426	16.9%

General and administrative	15,598	13.6%	16,606	14.4%

Total operating expenses	$75,757		$84,572

Total operating expenses declined 10.4% year over year reflecting the strong focus on controlling our costs.

Sales and Marketing. The decrease in absolute dollars of 15.0% in the first quarter of fiscal 2002, over the corresponding prior period, was primarily attributable to decreased marketing expense as a result of the recent formation of a centralized marketing organization in connection with our recent restructuring, sales commissions due to lower volumes as discussed above and business travel and related expenditures as a result of our efforts to control costs and the events of September 11, 2001.

Research and Development. The slight decrease of 2.7% in absolute dollars for the first quarter in fiscal 2002, over the corresponding prior period, is due to a decrease in the utilization of independent contractors.

General and administrative. The decrease in absolute dollars of 6.1% for the first quarter in fiscal 2002, over the corresponding prior period, was due primarily to a decrease in bad debt expense and salaries and related expenses reflecting the positive effects from the fiscal 2001 fourth quarter restructuring charge.

PROVISION FOR INCOME TAXES

Hyperion’s effective income tax rate was 36% for the first quarter ended September 30, 2001 as compared to 38% for the first quarter ended September 30, 2000. The decrease in the effective income tax rate is attributable to the elimination of a permanent difference related to the amortization of goodwill, and a change in the geographical mix of income. Hyperion’s expected effective tax rate for the remainder of fiscal 2002 is 36%.

NET INCOME (LOSS)

As a result of the above factors, Hyperion had net income of $1.9 million or $.06 cents per diluted share for the three-month period ended September 30, 2001, compared to a net loss of $4.1 million or $.12 cents per diluted share for the corresponding period of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. Hyperion adopted the provisions of SFAS 141 effective July 1, 2001.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 supercedes APB Opinion No. 17 “Intangible Assets” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing goodwill balance of $10.5 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and certain provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting requirements of discontinued

operations to include all components of an entity that can be distinguished and eliminated from the rest of the entity’s ongoing operations. The provisions of SFAS No. 144 will be effective for the fiscal year beginning July 1, 2002. We are currently evaluating the impact of SFAS No. 144, but do not expect that our adoption on July 1, 2002 will have a material effect on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	THREE MONTHS ENDED SEPTEMBER 30,

		%
(in thousands)	2001	change	2000

Working capital	$263,849	-8.2%	$287,480

Cash, cash equivalents, and short-term investments	284,039	-3.4%	294,167

Net cash provided by operating activities	26,029	57.1%	16,567

Net cash used in investing activities	(1,082)	-94.0%	(18,017)

Net cash provided by financing activities	431	-85.5%	2,979

To date, Hyperion has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. During the first quarter of fiscal 2002 and 2001, respectively, we invested our cash primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly liquid securities with maturities of three months or less.

For the three months ended September 30, 2001 and 2000, Hyperion generated positive net cash from operations of $26.0 million and $16.6 million, respectively.

Net cash used in investing activities amounted to $1.1 million for the first quarter of fiscal 2002, and $18.0 million for the first quarter of fiscal 2001. Capital expenditures decreased significantly as a result of our focus on capital investments and management of expenses.

Financing activities in the first quarter of fiscal 2002, including stock options exercised by employees and payments of indebtedness, generated cash of $0.4 million, as compared to $3.0 million for the first quarter of fiscal 2001. In connection with the stock options exercised by certain of its employees, Hyperion recognized (as a credit to additional paid-in capital) an income tax benefit of $0.1 million for the three months ended September 30, 2001, and $1.0 million for the three months ended September 30, 2000.

Hyperion believes that its current cash and short-term investment balances, and the funds generated from its operations, if any, will be sufficient to finance Hyperion’s business for at least the next year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, Hyperion’s investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $22.5 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline in the fair value of the portfolio would not be material.

Hyperion’s long-term debt bears interest, for the most part, at a fixed rate. Therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact Hyperion’s financial statements.

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Hyperion operates in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond Hyperion’s control. The following discussion highlights some of these risks.

GENERAL ECONOMIC CONDITIONS. The revenue growth and profitability of Hyperion depends on the overall demand for computer software and services, which in turn depends on general economic and business conditions. Revenue for the first fiscal quarter of 2002 was adversely affected by general economic conditions. Going forward, the nature and extent of the effect of the current economic climate on Hyperion’s ability to sell its products is uncertain. Continued reduced demand for computer software caused by weakening of the economy may result in decreased revenues or lower growth rates. There can be no assurance that Hyperion will be able to effectively promote revenue growth rates in all economic conditions.

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

SALES FORCE TRANSITION. Hyperion has restructured and made other adjustments to its sales force operations in the past and may do so in the future. These changes have historically resulted in temporary sales productivity issues in the short term. The restructured sales force must deliver significantly greater dollars of revenue per dollar of cost than it has in the recent past in order to provide adequate operating margins to Hyperion. Failure of the organization to make this improvement could materially impact Hyperion’s ability to improve operating margins, which have not been adequate in the recent past to support Hyperion’s profit targets.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is incorporated by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk”.

HYPERION SOLUTIONS CORPORATION
PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

On June 27, 2001, Timeline, Inc. filed a complaint against Hyperion in the United States District Court for the Western District of Washington alleging that Hyperion infringes U.S. Patent Nos. 5,802,511; 6,023,694; and 6,026,392 (the “Timeline patents”), and seeking a permanent injunction and monetary damages, including treble damages. On September 25, 2001, Timeline served its complaint on Hyperion. On October 25, 2001, Hyperion filed its answer, including a counterclaim seeking a declaratory judgment that the Timeline patents are invalid and not infringed by Hyperion. Hyperion and Timeline are currently exploring settlement of the complaint. While patent litigation can be costly, and the outcome is inherently unpredictable, Hyperion believes that Timeline’s complaint will not have a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the `724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

On June 30, 2000, Hyperion Software (UK) plc was named as a defendant in a lawsuit in the Technology and Construction Court in England for damages of approximately 1.1 million pounds sterling (UK) in connection with an OLAP and Hyperion Enterprise implementation that the claimants claim failed to meet its requirement. This case was settled in July 2001 and did not have a material adverse impact on the financial position, results of operations and cash flows of Hyperion.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

HYPERION SOLUTIONS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001	Hyperion Solutions Corporation (Registrant)

By: /s/ David W. Odell

David W. Odell Chief Financial Officer

By: /s/ Nolene P. Fabre

Nolene P. Fabre Principal Accounting Officer