Form 10-Q
period 2001-12-31
HYPERION SOLUTIONS CORP
filed 2002-02-13
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to        .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         As of February 12, 2002, there were 32,831,063 shares of the Registrant’s common stock, $.001 par value, outstanding

Hyperion Solutions Corporation
Form 10-Q
Contents

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — December 31, 2001 (unaudited) and June 30, 2001	2

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (unaudited) – Three Months Ended December 31, 2001 and 2000; Six Months Ended December 31, 2001 and 2000	3

Condensed Consolidated Statements of Cash Flows (unaudited) - Six Months Ended December 31, 2001 and 2000	4

Notes to Condensed Consolidated Financial Statements (unaudited) — December 31, 2001	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Part II. Other Information

Item 1. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits and Reports on Form 8-K	16

Signatures	17

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

Hyperion Solutions Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	June 30,
	2001	2001

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$288,024	$232,904

Short-term investments	12,978	22,462

Accounts receivable — net of allowances of $14,214 and $12,476	105,121	156,835

Prepaid expenses and other current assets	17,513	20,491

Deferred income taxes	20,577	19,175

TOTAL CURRENT ASSETS	444,213	451,867

Property and equipment — at cost, less accumulated depreciation and amortization of $111,517 and $102,124	69,645	80,752

Acquired technologies, goodwill and other intangible assets — at cost, less accumulated amortization of $30,746 and $28,865	18,759	16,472

Other assets	5,955	8,008

Deferred income taxes	14,107	13,294

TOTAL ASSETS	$552,679	$570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$46,118	$52,211

Accrued employee compensation and benefits	33,154	31,554

Deferred revenue	79,424	100,234

Other liabilities	11,101	13,727

TOTAL CURRENT LIABILITIES	169,797	197,726

Other long-term liabilities	11,476	14,303

Long-term debt	90,925	91,045

Stockholders’ equity:

Preferred stock — $.001 par value; 5,000 shares authorized; none issued	—	—

Common stock — $.001 par value; 300,000 shares authorized; 34,145 and 33,715 shares issued and outstanding	34	34

Additional paid-in capital	219,032	212,952

Less treasury stock, at cost: 1,344 and 1,355 common shares	(23,097)	(23,270)

Retained earnings	94,165	88,599

Accumulated other comprehensive loss	(9,653)	(10,996)

TOTAL STOCKHOLDERS’ EQUITY	280,481	267,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,679	$570,393

         See accompanying notes to condensed consolidated financial statements.

Hyperion Solutions Corporation
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

REVENUES

Software licenses	$46,190	$64,330	$84,998	$109,353

Maintenance and services	70,447	70,128	146,298	140,159

TOTAL REVENUES	116,637	134,458	231,296	249,512

COSTS AND EXPENSES

Cost of revenues:

Software licenses	3,572	5,178	6,567	8,969

Maintenance and services	32,173	34,885	66,021	70,581

Sales and marketing	43,528	52,763	84,795	101,303

Research and development	16,723	22,865	35,615	42,291

General and administrative	15,571	19,972	31,169	36,578

TOTAL COSTS AND EXPENSES	111,567	135,663	224,167	259,722

OPERATING INCOME (LOSS)	5,070	(1,205)	7,129	(10,210)

Interest income	1,925	3,807	4,067	7,563

Interest expense	(1,168)	(1,303)	(2,329)	(2,656)

INCOME (LOSS) BEFORE INCOME TAXES	5,827	1,299	8,867	(5,303)

Provision for (benefit from) income taxes	2,098	493	3,192	(2,016)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	3,729	806	5,675	(3,287)

Extraordinary item — gain on redemption of debt, net of income tax of $898	—	1,464	—	1,464

NET INCOME (LOSS)	$3,729	$2,270	$5,675	$(1,823)

Other comprehensive income (loss)	(1,226)	813	1,343	526

COMPREHENSIVE INCOME (LOSS)	$2,503	$3,083	$7,018	$(1,297)

EARNINGS (LOSS) PER SHARE

Basic

Earnings (loss) before extraordinary item	$0.11	$0.02	$0.17	$(0.10)

Extraordinary gain	—	0.05	—	0.04

Basic earnings (loss) per share	$0.11	$0.07	$0.17	$(0.06)

Diluted

Earnings (loss) before extraordinary item	$0.11	$0.02	$0.17	$(0.10)

Extraordinary gain	—	0.05	—	0.04

Diluted earnings (loss) per share	$0.11	$0.07	$0.17	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	32,724	33,107	32,584	32,960

Diluted	33,128	33,237	32,835	32,960

         See accompanying notes to condensed consolidated financial statements.

Hyperion Solutions Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$5,675	$(1,823)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on redemption of debt	—	(2,362)

Depreciation and amortization	16,482	18,996

Provision for accounts receivable allowance and returns	7,279	12,991

Deferred income taxes	(2,166)	(3,110)

Changes in assets and liabilities:

Accounts receivable	47,603	(8,246)

Prepaid expenses and other current assets	3,010	(2,285)

Other assets	(265)	605

Accounts payable and accrued expenses	(8,901)	9,761

Accrued employee compensation and benefits	1,400	(1,123)

Income taxes payable	650	699

Deferred revenue	(21,741)	(6,120)

Other liabilities	(2,626)	—

Other long-term liabilities	(2,827)	—

Net cash provided by operating activities	43,573	17,983

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturity of investments, net	11,519	5,186

Purchases of property and equipment, net	(2,647)	(28,969)

Purchases of intangible and other assets, net	(4,818)	(2,209)

Net cash provided by (used in) investing activities	4,054	(25,992)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on notes payable	(119)	(94)

Redemption of debt	—	(8,652)

Treasury stock transactions	64	(8,631)

Proceeds from exercise of stock options and employee stock purchase plan	5,550	7,431

Net cash provided by (used in) financing activities	5,495	(9,946)

Effect of exchange rate on cash and cash equivalents	1,998	526

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,120	(17,429)

Cash and cash equivalents at beginning of period	232,904	262,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$288,024	$244,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

Income taxes	$4,873	$1,109

Interest	2,082	2,483

Non-cash operating and financing activity:

Income tax benefit from exercise of stock options	$387	$1,087

         See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2001

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2001 included in the Hyperion Solutions Corporation (“Hyperion”) report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.      Revenue Recognition

Hyperion derives revenues from licensing its software products and providing related maintenance and support, product installation and implementation, and training services. Hyperion records revenue from licensing of software products to end-users when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product (FOB shipping point or electronic distribution) has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, Hyperion recognizes revenue for the delivered elements based upon the residual method, in accordance with SOP No. 98-9, “Modifications of SOP No. 97-2 with Respect to Certain Transactions”. Undelivered elements consist primarily of maintenance and support and other services such as consulting and training. VSOE of fair value for annual maintenance and support contracts is established with the optional stated future renewal rates included in the contracts. VSOE of fair value for the services element is based upon the standard hourly rates Hyperion charges for services when such services are sold separately. Services are generally not considered essential to the functionality of the software. Hyperion recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and support contracts, which is generally twelve months. For revenue related to consulting and training services, Hyperion recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts”.

Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to Hyperion the sale of Hyperion’s software products to end-users. Hyperion’s agreements with its customers and resellers do not contain product return rights.

3.      Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options (using the treasury stock method) and shares issuable upon conversion of the convertible subordinated notes (using the if-converted method). Potentially dilutive securities are excluded from the computation if the effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Numerator — net income (loss) before extraordinary item	$3,729	$806	$5,675	$(3,287)

Numerator — extraordinary item — gain on redemption of debt, net of income tax of $898	—	1,464	—	1,464

Numerator — net income (loss)	$3,729	$2,270	$5,675	$(1,823)

Denominator for basic EPS — weighted-average shares	32,724	33,107	32,584	32,960

Effect of dilutive securities:

Stock option rights	404	130	251	—

Denominator for diluted EPS — adjusted weighted-average shares and assumed conversions	33,128	33,237	32,835	32,960

Basic

Earnings (loss) before extraordinary item	$0.11	$0.02	$0.17	$(0.10)
Extraordinary gain	—	0.05	—	0.04

Basic earnings (loss) per share	$0.11	$0.07	$0.17	$(0.06)

Diluted

Earnings (loss) before extraordinary item	$0.11	$0.02	$0.17	$(0.10)

Extraordinary gain	—	0.05	—	0.04

Diluted earnings (loss) per share	$0.11	$0.07	$0.17	$(0.06)

For the three-month period ended December 31, 2001 and 2000, certain stock option rights of 5.4 million and 6.8 million common shares were excluded from the diluted EPS calculation because their effect would be antidilutive. For the six-month period ended December 31, 2001, certain stock option rights totaling 5.7 million were excluded from the diluted EPS calculation for the above reason. For the six-month period ending December 31, 2000, all stock option rights of 7.9 million were excluded because their effect would be antidilutive as a result of the net loss. Similarly, 1.6 million shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation for all periods presented.

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

The restructuring reserve balance declined by $2.0 million and $5.5 million in the three and six months ended December 31, 2001. The decrease was primarily due to cash paid for severance and employee costs of $1.1 million and $3.9 million and real estate exit costs of $0.8 million and $1.2 million for the three and six months ended December 31, 2001, respectively. The balance at December 31, 2001, of $22.5 million, relates primarily to future lease obligations of $16.6 million and employee separation payments of $1.9 million, is included in Other liabilities and Other long-term liabilities in the accompanying condensed consolidated balance sheets.

6.     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of the provisions of SFAS No. 141, effective July 1, 2001, did not have a material impact on Hyperion’s financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supercedes APB Opinion No. 17 “Intangible Assets” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing goodwill balance of $10.5 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Hyperion will adopt this new statement on July 1, 2002. Hyperion is currently evaluating this statement but does not expect that it will have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB issued a Staff Announcement that will require classification of reimbursements for “out-of-pocket” expenses incurred as revenue in the income statement. This Announcement will be effective for reporting periods beginning after December 15, 2001. Upon application of this Announcement, Hyperion will no longer record “out-of-pocket expense” reimbursements as a reduction of costs incurred and comparative financial statements from prior periods will be reclassified. Hyperion adopted this Announcement effective January 1, 2002.

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

The following table is a breakdown of financial information by geographic area (in thousands): (1)

	North		Asia	Latin
	America	Europe	Pacific	America	Total

Three Months Ended December 31, 2001

Total revenues	$71,629	$35,807	$7,231	$1,970	$116,637

Operating income (loss)	(10,536)	11,063	3,394	1,149	5,070

Long-lived assets	60,548	7,690	1,201	206	69,645

Three Months Ended December 31, 2000

Total revenues	$93,907	$32,192	$7,509	$850	$134,458

Operating income (loss)	(13,851)	9,405	2,845	396	(1,205)

Long-lived assets	77,717	7,693	1,420	—	86,830

Six Months Ended December 31, 2001

Total revenues	$147,920	$66,405	$13,644	$3,327	$231,296

Operating income (loss)	(19,854)	19,028	5,939	2,016	7,129

Long-lived assets	60,548	7,690	1,201	206	69,645

Six Months Ended December 31, 2000

Total revenues	$171,891	$60,661	$14,969	$1,991	$249,512

Operating income (loss)	(35,281)	17,949	5,920	1,202	(10,210)

Long-lived assets	77,717	7,693	1,420	—	86,830

(1)	Certain segment data related to prior periods has been reclassified to conform to the current year presentation.

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Software Licenses

Technology Products	$22,598	$35,043	$45,695	$60,669

Financial Application Products	23,592	29,287	39,303	48,684

Total Software License Revenue	46,190	64,330	84,998	109,353

Maintenance and Services

Maintenance	44,884	39,276	88,760	79,334

Consulting and training	25,563	30,852	57,538	60,825

Total Maintenance and Services Revenue	70,447	70,128	146,298	140,159

Total Revenues	$116,637	$134,458	$231,296	$249,512

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

RESULTS OF OPERATIONS

REVENUES

		Three Months Ended				Six Months Ended
	December 31,				December 31,

		% of		% of		% of		% of
(in thousands)	2001	revenues	2000	revenues	2001	revenues	2000	revenues

Software licenses	$46,190	40%	$64,330	48%	$84,998	37%	$109,353	44%

Maintenance and services Maintenance revenue	44,884	38%	39,276	29%	88,760	38%	79,334	32%

Consulting & training	25,563	22%	30,852	23%	57,538	25%	60,825	24%

	70,447	60%	70,128	52%	146,298	63%	140,159	56%

Total Revenues	$116,637	100%	$134,458	100%	$231,296	100%	$249,512	100%

Total revenues declined by 13% and 7% for the three and six months ended December 31, 2001 over the corresponding prior period. We expect that total revenues for the third quarter of fiscal 2002 will be relatively flat as compared to the second quarter as a result of the seasonal nature of our business and the impact on technology spending given the continued weakened economy.

Software license revenues declined by 28% and 22% in the second quarter and first half of fiscal 2002 compared to the corresponding prior year periods. This decline was primarily attributable to continued economic uncertainty in North America and delays in the acceptance of our newest products, thus resulting in a reduction in the number of units sold and a slightly lower average transaction size for the quarter ($106 thousand for fiscal 2002 vs. $110 thousand for fiscal 2001). The split between technology products and financial application revenues was 49% - 51% and 55% - 45% in the second quarter of fiscal 2002 and 2001, respectively. The six-month split was 54% - 46% and 56% - 44% for December 31, 2001 and 2000, respectively. While technology license revenue is generated from Hyperion Essbase and related tools, financial application revenue is generated from our packaged financial and business performance applications. The shift in revenue mix is primarily due to improved sales growth of our financial application products. We continue to work with our customers to gain acceptance for our newest financial application products.

We market our products through our direct sales force and indirect channel partners. Historically, we have generated the majority of our revenue from the direct sales force. We continue to focus on complementing the direct sales force with indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”), independent distributors and sales agents. Revenue from all indirect channel partners comprised 24% and 19% of license revenue in the second quarter of fiscal 2002 and 2001, respectively. For the six months ended December 31, 2001 and 2000, the indirect channel partner revenues were 26% and 23% of license revenue, respectively. The increase in the percentage of total license revenue derived through our channel partners quarter over quarter and year over year was primarily due to a greater emphasis on effectively leveraging our channel partners and the relative weakness in direct sales for the first quarter of fiscal 2002. This increase continues to bring us closer to the direct sales force and indirect channel partners revenue split percentage of 66% - 33% which we believe would be optimal. No single partner represented more than 10 percent of total revenue during the quarter, which is consistent with fiscal 2001.

Maintenance and services revenue remained relatively flat on a quarter-to-quarter basis, and increased by 4% year over year. Maintenance revenues for the three and six months ended December 31, 2001 increased 14% and 12%, respectively, over the corresponding prior year periods. The increase in maintenance revenue is mainly attributable to the year-to-year growth of Hyperion’s installed customer base. Consulting and training revenues decreased by 17% for the three months ended December 31, 2001 as compared to the corresponding prior period, which is primarily related to low first quarter license revenues which impacts the second quarter maintenance and services revenues, customers reducing discretionary spending due to the continued economic slowdown and the emphasis on strengthening our partner relationships.

North America revenues decreased by 24% and 14% during the three and six month periods ended December 31, 2001, respectively, from the corresponding prior year periods due to continued weakening economic conditions in the United States. Total revenues generated from markets outside North America, including export sales, for the second quarter of fiscal 2002 and 2001 were $45.0 million and $40.6 million, or 39% and 30% of total revenues, respectively. For the six months ended December 31, 2001 and 2000, international revenues were $83.4 million and $77.6 million, or 36% and 31% of total revenues, respectively. This increase in international revenues in absolute dollars and as a percentage of total revenues is primarily attributable to our operations in Europe and to a lesser extent in Latin America.

COST OF REVENUES

	Three Months Ended				Six Months Ended
	December 31,				December 31,

		Gross		Gross		Gross		Gross
(in thousands)	2001	Profit %	2000	Profit %	2001	Profit %	2000	Profit %

Software licenses	$3,572	92%	$5,178	92%	$6,567	92%	$8,969	92%

Maintenance and services	32,173	54%	34,885	50%	66,021	55%	70,581	50%

Software Licenses. Cost of software license revenues consists primarily of royalty expenses, cost of product packaging and documentation materials, amortization of capitalized software costs and amortization of certain intangible assets related to business acquisitions. The amortization of capitalized software costs begins upon the general release of the software to customers. The decrease in the cost of software licenses in fiscal 2002 quarter over quarter and year over year principally reflects a decrease in royalty payments to third parties for software supplied by them and distributed by Hyperion as a result of lower sales volume. The cost as a percentage of software revenues was 8% for the second quarter and first half of fiscal 2002 and 2001.

In the first half of fiscal 2002 and 2001, Hyperion capitalized $0.3 million and $1.0 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. The amounts capitalized relate to Hyperion’s development and localization of its OLAP server technology, tools and analytic application solutions. Capitalized software costs are amortized over the estimated economic life of the product, but generally not for more than three years.

Maintenance and Services. The decrease of 8% and 6% in the cost of maintenance and service revenues for the three and six months ended December 31, 2001 over the corresponding prior periods, was due to a decrease in the utilization of independent contractors and a decrease of employee and related expenses primarily as a result of our restructuring in the fourth quarter of fiscal 2001. The continued gross margin improvement on maintenance and services is a direct reflection of our focus on margin improvement and the results of rebalancing our cost structure.

OPERATING EXPENSES

		Three Months Ended				Six Months Ended
	December 31,				December 31,

		% of		% of		% of		% of
(in thousands)	2001	revenues	2000	revenues	2001	revenues	2000	revenues

Sales and marketing	$43,528	37%	$52,763	39%	$84,795	37%	$101,303	41%

Research and development	16,723	14%	22,865	17%	35,615	15%	42,291	17%

General and administrative	15,571	13%	19,972	15%	31,169	13%	36,578	15%

Total operating expenses	$75,822		$95,600		$151,579		$180,172

Total operating expenses declined 21% and 16% in absolute dollars for the three and six months ending December 31, 2001 over the corresponding prior periods, reflecting the strong focus on controlling our costs. Operating expenses may increase in the third quarter of fiscal 2002 as compared to the second quarter due to the payroll and related social costs that commence on January 1 and increased marketing spending.

Sales and Marketing. The decrease in absolute dollars of 18% in the three months ended December 31, 2001, over the corresponding prior period, was primarily attributable to decreased marketing expense of $3.5 million, reduced sales commissions of $4.3 million due to lower software revenues as discussed above and decreased business travel and related expenditures of $2.0 million as a result of our efforts to control costs. The decrease in absolute dollars of 16% in the six months ended December 31, 2001, over the corresponding prior period, was primarily attributable to decreased marketing expense of $7.3 million and reduced sales commissions of $4.8 million due to lower software revenues.

Research and Development. The decrease of 27% and 16% in absolute dollars for the three and six months ended December 31, 2001, over the corresponding prior periods, is primarily due to a decrease in the utilization of independent contractors of $3.1 million and $4.5 million, respectively. We have focused our efforts in research and development on our core products, thereby reducing our reliance on independent contractors and reducing operating costs.

General and administrative. The decrease in absolute dollars of 22% for the three months ended December 31, 2001, over the corresponding prior period, was due primarily to a decrease in bad debt expense of $1.3 million, decreased professional services of $2.1 million and a decrease of $0.9 million in independent contractor expenditures. The decrease in absolute dollars of 15% for the six months ended December 31, 2001, over the corresponding prior period, was due primarily to a decrease in bad debt expense of $2.1 million, decreased professional services of $2.2 million and a decrease of $1.2 million in independent contractor expenditures. Such decreases are the direct result of our reduction in discretionary spending, as well as our focus on invoicing and collection process improvements.

Operating Margin. We achieved a 4% and 3% operating margin for the three and six months ended December 31, 2001, as compared to (1%) and (4%) for the three and six months ended December 31, 2000. For the first quarter of fiscal 2002 our operating margin was 2%. This increase is bringing us closer to our goal of 10% and is primarily due to our increased focus on controlling costs, increased efficiency, cost savings from our restructuring in the fourth quarter of fiscal 2001 and gross margin improvement on maintenance and services as noted above.

PROVISION FOR INCOME TAXES

Hyperion’s effective income tax rate was 36% for the first and second quarters ended December 31, 2001 as compared to 38% for the first and second quarters ended December 31, 2000. The decrease in the effective income tax rate is attributable to the elimination of a permanent difference related to the amortization of goodwill, and a change in the geographical mix of income. Hyperion’s expected effective tax rate for the remainder of fiscal 2002 is 36%.

EXTRAORDINARY GAIN

During the quarter ended December 31, 2000, Hyperion repurchased convertible long-term notes with a face value of $11.3 million at a total cost of $8.7 million resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $.05 per share. There was no such transaction for the second quarter of fiscal 2002.

NET INCOME (LOSS)

As a result of the above factors, Hyperion had net income of $3.7 million or $0.11 cents per diluted share for the three-month period ended December 31, 2001, compared to net income of $2.3 million or $0.07 cents per diluted share for the corresponding prior year period. For the six-month period ended December 31, 2001 and 2000, Hyperion had net income of $5.7 million and a net loss of $1.8 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of the provisions of SFAS No. 141, effective July 1, 2001, did not have a material impact on Hyperion’s financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supercedes APB Opinion No. 17 “Intangible Assets” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing goodwill balance of $10.5 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Hyperion will adopt this new statement on July 1, 2002. Hyperion is currently evaluating this statement but does not expect that it will have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB issued a Staff Announcement that will require classification of reimbursements for “out-of-pocket” expenses incurred as revenue in the income statement. This Announcement will be effective for reporting periods beginning after December 15, 2001. Upon application of this Announcement, Hyperion will no longer record “out-of-pocket expense” reimbursements as a reduction of costs incurred and comparative financial statements from prior periods will be reclassified. Hyperion adopted this Announcement effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

		Six Months Ended
	December 31,

		%
(in thousands)	2001	change	2000

Working capital	$274,416	2%	$270,161

Cash and cash equivalents	288,024	18%	244,979

Net cash provided by operating activities	43,573	142%	17,983

Net cash provided by (used in) investing activities	4,054	116%	(25,992)

Net cash provided by (used in) financing activities	5,495	155%	(9,946)

To date, Hyperion has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. During the second quarter of fiscal 2002 and 2001 we invested our cash primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly liquid securities with maturities of three months or less.

The positive cash flows generated from operations during the first six months of fiscal 2002 were primarily attributable to the net income for the period and a significant decrease in accounts receivable, partially offset by the decrease in deferred revenues. The decreases in accounts receivable and deferred revenues were due in large part to our focus on driving process improvements in connection with invoicing and collections and to a lesser extent to the seasonal nature of our maintenance billing practices in certain European countries which are based predominately on a calendar year.

Net cash provided by (used in) investing activities amounted to $4.1 million for the first half of fiscal 2002, and $(26.0) million for the first half of fiscal 2001. In the first half of fiscal 2002, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $11.5 million. These proceeds were offset somewhat by our net capital expenditures of $7.5 million. The reduction in capital expenditures over the corresponding prior period is a result of our focus on capital investments and management of expenses.

Financing activities in the first half of fiscal 2002, including stock options exercised by employees and payments of indebtedness, generated cash of $5.5 million, as compared to net cash used of $9.9 million for the first half of fiscal 2001. The negative cash flows from financing activities experienced in the first half of fiscal 2001 resulted from $8.6 million of cash used to repurchase 577,500 common shares and $8.7 million of cash used for the redemption of debt, as discussed above. These negative cash flows were offset by the exercise of stock options and the employee stock purchases which resulted in cash generated of $7.4 million for the same period in 2001. In connection with the stock options exercised by certain of its employees, Hyperion recognized (as a credit to additional paid-in capital) an income tax benefit of $0.4 million for the six months ended December 31, 2001, and $1.1 million for the six months ended December 31, 2000.

Hyperion believes that its current cash and short-term investment balances, and the funds generated from its operations, if any, will be sufficient to finance Hyperion’s business for at least the next year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2001, Hyperion’s investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $13.0 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2001, the decline in the fair value of the portfolio would not be material.

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

GENERAL ECONOMIC CONDITIONS. The revenue growth and profitability of Hyperion depends on the overall demand for computer software and services, which in turn depends on general economic and business conditions. Going forward, the nature and extent of the effect of the current economic climate on Hyperion’s ability to sell its products is uncertain. Continued weakness of the economy may result in decreased revenues or lower growth rates. There can be no assurance that Hyperion will be able to effectively promote revenue growth rates in all economic conditions.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS. Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Hyperion has recently expanded and refreshed its product offerings to include newer features or products, and entered into agreements allowing integration of third-party technology into Hyperion products. The introduction of new products has inherent risks, including, but not limited to, product quality, the fit of the new products with the customer’s needs, the successful adaptation of third party technology into Hyperion products, educating Hyperion’s sales, marketing, and consulting personnel to work with the new products, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. Hyperion’s failure to successfully introduce, market and sell new products and technologies or enhance and improve its existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position.

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

SALES FORCE TRANSITION. Hyperion has restructured and made other adjustments to its sales force operations in the past and may do so in the future. These changes have historically resulted in temporary sales productivity issues in the short term. The restructured sales force must deliver significantly greater dollars of revenue per dollar of cost than it has in the recent past in order to provide adequate operating margins to Hyperion. Failure of the organization to make this improvement could materially impact Hyperion’s ability to improve operating margins.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is incorporated by reference to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk”.

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

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

Item 4.     Submission of Matters to a Vote of Security Holders

The following is a tabulation of the votes on proposals considered at Hyperion’s Annual Meeting of Stockholders held on November 14, 2001, and reconvened on November 21, 2001:

1.	To elect a member of the Board of Directors to serve a three-year term as a Class III director.

	Number of Shares
	For	Withheld

Henry R. Autry	29,997,010	2,188,976

Kenneth A. Goldman	25,995,187	2,190,799

2.	To approve an amendment to Hyperion’s 1995 Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,500,000 shares.

For	11,819,261

Against	13,068,037

Abstain	66,949

3.	To approve an amendment to Hyperion’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares.

For	21,992,278

Against	2,600,815

Abstain	58,696

4.	To ratify the Hyperion’s appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2002.

For	26,394,928

Against	1,729,620

Abstain	61,438

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	-	Hyperion Solutions Corporation Employee Stock Purchase Plan (as amended and restated as of November 14, 2001)

(b) Reports on Form 8-K

None

HYPERION SOLUTIONS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2001	Hyperion Solutions Corporation (Registrant)

	By:	/s/ David W. Odell

David W. Odell Chief Financial Officer

	By:	/s/ Nolene P. Fabre

Nolene P. Fabre Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description

10.1	-	Hyperion Solutions Corporation Employee Stock Purchase Plan (as amended and restated as of November 14, 2001)