Form 10-Q
period 2002-03-31
HYPERION SOLUTIONS CORP
filed 2002-05-14
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

As of May 10, 2002, there were 33,299,262 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Hyperion Solutions Corporation

Form 10-Q

Contents

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — March 31, 2002 (unaudited) and June 30, 2001	2

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (unaudited) —

Three and Nine Months Ended March 31, 2002 and 2001	3

Condensed Consolidated Statements of Cash Flows (unaudited) —

Nine Months Ended March 31, 2002 and 2001	4

Notes to Condensed Consolidated Financial Statements (unaudited) — March 31, 2002	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Part II. Other Information

Item 1. Legal Proceedings	17

Signatures	19

Hyperion, the Hyperion “H” Logo, and Essbase are registered trademarks, and Hyperion Solutions is a trademark of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

For further information, refer to the Hyperion Solutions Corporation annual report on Form 10-K for the year ended June 30, 2001.

Hyperion Solutions Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	June 30,
	2002	2001
	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$299,702	$232,904

Short-term investments	12,934	22,462

Accounts receivable — net of allowances of $12,839 and $12,476	99,021	156,835

Deferred income taxes	18,128	19,175

Prepaid expenses and other current assets	23,155	20,491

TOTAL CURRENT ASSETS	452,940	451,867

Property and equipment — at cost, less accumulated depreciation and

amortization of $117,410 and $102,124	70,995	80,752

Acquired technologies, goodwill and other intangible assets — at cost, less

accumulated amortization of $31,804 and $28,865	18,023	16,472

Deferred income taxes	14,072	13,294

Other assets	5,841	8,008

TOTAL ASSETS	$561,871	$570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$47,168	$52,211

Accrued employee compensation and benefits	30,758	31,554

Deferred revenue	87,830	100,234

Other liabilities	6,947	13,727

TOTAL CURRENT LIABILITIES	172,703	197,726

Long-term debt	90,864	91,045

Other long-term liabilities	12,137	14,303

Stockholders’ equity:

Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—

Common stock — $0.001 par value; 300,000 shares authorized; 34,329 and 33,715 shares issued and outstanding	34	34

Additional paid-in capital	222,699	212,952

Less treasury stock, at cost: 1,344 and 1,355 common shares	(23,097)	(23,270)

Retained earnings	97,251	88,599

Accumulated other comprehensive loss	(10,720)	(10,996)

TOTAL STOCKHOLDERS’ EQUITY	286,167	267,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,871	$570,393

See accompanying notes to condensed consolidated financial statements.

Hyperion Solutions Corporation
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
REVENUES

Software licenses	$49,979	$55,092	$134,977	$164,445

Maintenance and services	69,980	77,570	221,221	223,553

TOTAL REVENUES	119,959	132,662	356,198	387,998

COSTS AND EXPENSES

Cost of revenues:

Software licenses	4,256	4,441	10,823	13,410

Maintenance and services	32,529	42,256	103,205	118,606

Sales and marketing	44,604	52,873	129,661	154,186

Research and development	18,124	18,911	53,743	61,192

General and administrative	16,279	17,839	47,008	54,472

Restructuring and non-recurring charges (credits)	(418)	—	44	—

TOTAL COSTS AND EXPENSES	115,374	136,320	344,484	401,866

OPERATING INCOME (LOSS)	4,585	(3,658)	11,714	(13,868)

Interest income	1,437	2,915	5,504	10,478

Interest expense	(1,202)	(1,387)	(3,531)	(4,043)

INCOME (LOSS) BEFORE INCOME TAXES	4,820	(2,130)	13,687	(7,433)

Provision for (benefit from) income taxes	1,735	(809)	4,927	(2,825)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	3,085	(1,321)	8,760	(4,608)

Extraordinary item — gain on redemption of debt,

net of income tax of $898	—	—	—	1,464

NET INCOME (LOSS)	$3,085	$(1,321)	$8,760	$(3,144)

Other comprehensive income (loss)	(1,067)	(3,288)	276	(2,762)

COMPREHENSIVE INCOME (LOSS)	$2,018	$(4,609)	$9,036	$(5,906)

EARNINGS (LOSS) PER SHARE

Basic

Earnings (loss) before extraordinary item	$0.09	$(0.04)	$0.27	$(0.14)

Extraordinary gain	—	—	—	0.04

Earnings (loss) per share	$0.09	$(0.04)	$0.27	$(0.10)

Diluted

Earnings (loss) before extraordinary item	$0.09	$(0.04)	$0.26	$(0.14)

Extraordinary gain	—	—	—	0.04

Earnings (loss) per share	$0.09	$(0.04)	$0.26	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic	32,918	32,154	32,694	32,695

Diluted	34,107	32,154	33,259	32,695

See accompanying notes to condensed consolidated financial statements.

Hyperion Solutions Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$8,760	$(3,144)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Gain on redemption of debt	—	(2,362)

Depreciation and amortization	24,067	29,260

Provision for accounts receivable allowance and returns	14,358	16,671

Deferred income taxes	314	(1,784)

Changes in assets and liabilities:

Accounts receivable	46,290	(10,151)

Prepaid expenses and other current assets	694	(10,078)

Other assets	(304)	207

Accounts payable and accrued expenses	(7,592)	2,979

Accrued employee compensation and benefits	(903)	(4,504)

Income taxes payable	(2,128)	(4,315)

Deferred revenue	(13,107)	5,545

Other liabilities	(6,780)	—

Other long-term liabilities	(2,166)	—

Net cash provided by operating activities	61,503	18,324

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturity of investments, net	11,546	8,811

Purchases of property and equipment, net	(10,740)	(36,931)

Purchases of intangible and other assets, net	(4,935)	(3,534)

Net cash used in investing activities	(4,129)	(31,654)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on notes payable	(180)	(152)

Redemption of debt	—	(8,652)

Treasury stock transactions	64	(23,764)

Proceeds from exercise of stock options and employee stock purchase plan	8,629	8,574

Net cash provided by (used in) financing activities	8,513	(23,994)

Effect of exchange rate on cash and cash equivalents	911	(2,762)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,798	(40,086)

Cash and cash equivalents at beginning of period	232,904	262,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,702	$222,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Income taxes	$6,062	$3,716

Interest	4,129	4,520

Non-cash operating and financing activity:

Income tax benefit from exercise of stock options	$974	$1,274

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2001 included in the Hyperion Solutions Corporation (“Hyperion”) Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Significant Accounting Policies

Revenue Recognition

Hyperion derives revenues from licensing its software products and providing related maintenance and support, product installation and implementation, and training services. Hyperion records revenue from licensing of software products to end-users when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product (FOB shipping point or electronic distribution) has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”. When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, Hyperion recognizes revenue for the delivered elements based upon the residual method, in accordance with SOP No. 98-9, “Modifications of SOP No. 97-2 with Respect to Certain Transactions”. Undelivered elements consist primarily of maintenance and support and other services such as consulting and training. VSOE of fair value for annual maintenance and support contracts is established with the optional stated future renewal rates included in the contracts. VSOE of fair value for the services element is based upon the standard hourly rates Hyperion charges for services when such services are sold separately. Services are generally not considered essential to the functionality of the software. Hyperion recognizes revenue allocated to maintenance and support ratably over the period of the maintenance and support contracts, which is generally twelve months. For revenue related to consulting and training services, Hyperion recognizes revenue as the related services are performed. In instances where services are deemed essential to the functionality of the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting in accordance with SOP No. 81, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts”.

Revenues from reseller arrangements are recognized on the “sell-through” method, when the reseller reports to Hyperion the sale of Hyperion’s software products to end-users. Hyperion’s agreements with its customers and resellers do not contain product return rights.

Foreign Currency

The accounting policy in the Annual Report on Form 10-K for the year ended June 30, 2001, has been superseded by the new policy that follows. This policy was impacted by management’s decision in March 2002 to begin settlement of its intercompany balances with certain of its international subsidiaries.

The functional currency of Hyperion’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using the period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains and losses that Hyperion considers to be of a long-term-investment nature are recorded and accumulated in other comprehensive income as a separate component of shareholders’ equity. Translation gains and losses for those international subsidiaries which Hyperion anticipates settlement in the foreseeable future are recorded in the condensed consolidated statements of income. Net gains and losses resulting from foreign exchange transactions are included in the condensed consolidated statements of income. The net gains and losses were not significant during the periods presented.

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on debt securities that are reflected in stockholders’ equity instead of net income. The net unrealized losses on debt securities for the three and nine months ended March 31, 2002 are not material.

Stock Repurchase Program

In November 2000, the Board of Directors authorized the repurchase of up to $100 million of Hyperion’s outstanding common stock at market prices over a twelve-month period. During the three and nine months ended March 31, 2001, Hyperion repurchased 811,500 and 1,389,000 shares at a cost of approximately $15.1 and $23.8 million, respectively, under this program. These repurchased shares are classified as treasury stock on the accompanying balance sheet. There were no such transactions recorded in the first nine months of fiscal 2002.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001

Numerator – net income (loss) before extraordinary item	$3,085	$(1,321)	$8,760	$(4,608)

Numerator – extraordinary item – gain on redemption of debt,

net of income tax of $898	—	—	—	1,464

Numerator – net income (loss)	$3,085	$(1,321)	$8,760	$(3,144)

Denominator for basic EPS – weighted-average shares	32,918	32,154	32,694	32,695

Effect of dilutive securities:

Stock option rights	1,189	—	565	—

Denominator for diluted EPS – adjusted

weighted-average shares	34,107	32,154	33,259	32,695

Basic

Earnings (loss) before extraordinary item	$0.09	$(0.04)	$0.27	$(0.14)

Extraordinary gain	—	—	—	0.04

Earnings (loss) per share	$0.09	$(0.04)	$0.27	$(0.10)

Diluted

Earnings (loss) before extraordinary item	$0.09	$(0.04)	$0.26	$(0.14)

Extraordinary gain	—	—	—	0.04

Earnings (loss) per share	$0.09	$(0.04)	$0.26	$(0.10)

For the three and nine month periods ended March 31, 2002, certain stock option rights of 2.6 million and 5.6 million common shares were excluded from the diluted EPS calculation because their effect would be antidilutive. For the three and nine month periods ending March 31, 2001, all stock option rights totaling 9.5 million were excluded because their effect would be antidilutive. In addition, 1.6 million shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation for all periods presented.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The adoption of the provisions of SFAS No. 141, effective July 1, 2001, did not have a material impact on Hyperion’s financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Beginning July 1, 2001, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing for goodwill is done at a reporting unit level. Currently Hyperion has identified one reporting unit under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing net goodwill balance of approximately $8.6 million. A preliminary assessment of any potential impairment indicated that no impairment existed at July 1, 2001. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis over periods ranging from 3 to 7 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is calculated as the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The impact of SFAS No. 142 on previously reported results would have increased income (loss) before extraordinary item and net income (loss) by approximately $1.5 million and $2.6 million, for the three and nine months ended March 31, 2001, respectively. Reported diluted earnings (loss) per share for the three and nine months ended March 31, 2001 would have increased by approximately $0.05 and $0.08 per share, respectively.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Hyperion will adopt this new statement on July 1, 2002. Hyperion is currently evaluating this statement but does not expect that it will have a material impact on its financial position, results of operations or cash flows.

In November 2001, the FASB issued a Staff Announcement that requires classification of reimbursements for “out-of-pocket” expenses incurred as revenue in the income statement. This Announcement was effective for reporting periods beginning after December 15, 2001. Hyperion adopted this Announcement effective January 1, 2002. As a result of this Announcement, Hyperion no longer records “out-of-pocket” expense reimbursements as a reduction of costs incurred and comparative financial statements from prior periods have been reclassified. For the six months ended December 31, 2001, $4.9 million has been primarily reclassified from cost of maintenance and services to maintenance and services revenues to conform to our current period presentation. For the three and nine months ended March 31, 2001, $2.4 million and $8.3 million was reclassified, respectively.

3. Related Party Transactions

In March 2002, Siebel Systems, Inc. (“Siebel”), purchased several products from Hyperion for approximately $0.9 million for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to purchase the same products in accordance with normal contractual terms and conditions. The CFO of Siebel is on the board of directors of Hyperion.

In March 2002, Hyperion purchased approximately $3.0 million of software, maintenance and services from Siebel Systems, Inc. for the purpose of implementing a worldwide customer relationship management system and integrating it with Hyperion’s Business Performance Management Suite. At March 31, 2002, $2.6 million related to software license is recorded in property and equipment and the remaining $0.4 million has been recorded as a prepaid expense and will be amortized as the services are provided.

4. Contingencies

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

5. Restructuring and Non-Recurring Charges (Credits)

In June 2001, Hyperion announced a corporate restructuring plan, which is discussed in Hyperion’s 2001 Annual Report on Form 10-K. The restructuring plan included a company-wide initiative to align personnel with Hyperion’s new strategy, which resulted in a reduction of the workforce of approximately 300 employees, or 12% of the worldwide headcount. The workforce reduction was complete as of September 30, 2001. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion has consolidated certain facilities and exited other facilities.

In the third quarter of fiscal 2002, Hyperion recorded a net credit related to this restructuring plan, which increased operating income by $418 thousand and net income by $267 thousand. This net restructuring credit was primarily comprised of reductions in professional services and occupancy costs of approximately $86 thousand and $445 thousand, respectively, as well as an additional charge of approximately $107 thousand for further employee separation benefits. The reduction in professional services and occupancy costs in the third quarter resulted from circumstances occurring subsequent to the original announcement, thus requiring changes to management’s original estimates. In the nine months ended March 31, 2002, the net restructuring charge of approximately $44 thousand was primarily comprised of the above mentioned $418 thousand net credit recorded in the third quarter of fiscal year 2002, as well as accelerated depreciation charges of approximately $382 thousand recorded in the first half of fiscal 2002, which related to assets disposed of in connection with our original restructuring plan.

Additionally, the restructuring reserve balance declined due to cash paid for severance and employee costs of approximately $1.0 million and $4.9 million, real estate exit costs of $0.7 million and $1.9 million, and other payments of $1.2 million and $1.4 million for the three and nine months ended March 31, 2002, respectively. The balance at March 31, 2002 of $19.0 million relates primarily to future lease obligations of $15.3 million, employee separation payments of $0.8 million, and other non-recurring charges of $2.9 million and is included in Other liabilities and Other long-term liabilities in the accompanying condensed consolidated balance sheets.

6. Segment and Geographical Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one industry segment: the development and marketing of business performance management software and related services. This segment operates in four geographic regions: North America, Europe, Asia Pacific and Latin America. Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors and application resellers.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic sales information is primarily based on the ordering location of the customer. Long-lived asset information is based on the physical location of the assets.

The following table is a breakdown of financial information by geographic area (in thousands): (1)

	North		Asia	Latin
	America	Europe	Pacific	America	Total

Three Months Ended March 31, 2002

Total revenues	$79,999	$34,069	$4,715	$1,176	$119,959

Long-lived assets	61,827	7,788	1,173	207	70,995

Three Months Ended March 31, 2001

Total revenues	$87,084	$36,085	$8,127	$1,366	$132,662

Long-lived assets	77,815	8,390	1,316	—	87,521

Nine Months Ended March 31, 2002

Total revenues	$232,493	$100,910	$18,381	$4,414	$356,198

Long-lived assets	61,827	7,788	1,173	207	70,995

Nine Months Ended March 31, 2001

Total revenues	$264,315	$97,187	$23,139	$3,357	$387,998

Long-lived assets	77,815	8,390	1,316	—	87,521

(1)	Certain segment data related to prior periods has been reclassified to conform to the current period presentation.

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

Software licenses

Financial application products	$21,466	$25,733	$60,769	$74,417

Technology products	28,513	29,359	74,208	90,028

Total software license revenue	49,979	55,092	134,977	164,445

Maintenance and services

Maintenance	46,699	45,443	135,459	129,777

Consulting and training	23,281	32,127	85,762	93,776

Total maintenance and services revenue	69,980	77,570	221,221	223,553

Total Revenues	$119,959	$132,662	$356,198	$387,998

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

OVERVIEW

Hyperion develops, markets and supports business performance management solutions that help companies measure performance and drive profitability. Hyperion’s solutions enable companies to set goals, model and plan performance, monitor and report key results, analyze underlying business drivers and anticipate future performance of core business activities.

The Hyperion Business Performance Management Suite is a set of packaged applications, performance management frameworks and an integrating, open business intelligence platform which consists of technology products and financial applications. Technology products include: Hyperion online analytical processing (“OLAP”) Essbase server (its OLAP server technology), Hyperion tools, incorporating domain-specific business rules, data storage, integration, interoperability and visualization capabilities. Financial applications include financial and business performance management products that provide customers the opportunity to strategize, model, plan and measure performance.

Taken together, Hyperion and its more than 400 partners provide innovative and specialized business performance management solutions and services that are compelling in the industry and help customers measure performance and drive profitability.

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

RESULTS OF OPERATIONS

OVERVIEW

Hyperion reported net income of $3.1 million, or $0.09 per share, for the third quarter of fiscal 2002, which includes the positive effect of a $0.4 million, or $0.01 per share, credit related to Hyperion’s adjustment to the restructuring charge recorded in June 2001. These results compare to a net loss of $1.3 million, or $0.04 per share, for the third quarter of fiscal 2001.

REVENUES

	Three Months Ended March 31,					Nine Months Ended March 31,

		% of		% of		% of		% of
(in thousands)	2002	revenues	2001	revenues	2002	revenues	2001	revenues

Software licenses	$49,979	42%	$55,092	42%	$134,977	38%	$164,445	42%

Maintenance and services Maintenance	46,699	39%	45,443	34%	135,459	38%	129,777	34%

Consulting & training	23,281	19%	32,127	24%	85,762	24%	93,776	24%

	69,980	58%	77,570	58%	221,221	62%	223,553	58%

Total Revenues	$119,959	100%	$132,662	100%	$356,198	100%	$387,998	100%

Total revenues declined by 10% and 8% for the three and nine months ended March 31, 2002 from the corresponding prior year periods. The decrease was primarily attributable to lower license, consulting and training revenues as a result of continued cutbacks in technology spending amid a generally weak worldwide economy and our increased emphasis on the use of our indirect channel partners to provide consulting services. We expect that total revenues for the fourth quarter of fiscal 2002 will increase slightly as compared to the third quarter due to the new enhancements to our web-based financial applications during the past quarter and the seasonal nature of our business.

For the quarter ended March 31, 2002, software license revenues in absolute dollars increased 8% over second quarter fiscal 2002. Software license revenues, in absolute dollars, decreased by 9% and 18% in the three and nine months ended March 31, 2002, compared to the corresponding prior year periods. While our average transaction size for the quarter increased 16% to $128 thousand for the third quarter of fiscal 2002 from $110 thousand for the third quarter of fiscal 2001, we had a reduction in the total number of deals, thus resulting in lower revenue. This decline was primarily attributable to continuing weak economic conditions both domestically and internationally, which has caused delays in our customer’s capital spending.

The split between financial application and technology products revenues was 43%-57% and 47%-53% in the third quarter of fiscal 2002 and 2001, respectively. The nine-month split was 45%-55% for March 31, 2002 and 2001. Financial application revenue is generated from our packaged financial and business performance management applications and our technology product license revenue is generated from Hyperion Essbase and related tools. Increasingly, we are leading and winning deals with our financial applications and pulling additional technology license revenue, as part of an integrated business performance management suite of products. In the March 2002 quarter, eight of our top ten deals were financial application deals, of which seven also included Essbase. With respect to our two new financial applications products, Hyperion Planning has achieved market acceptance and Hyperion Financial Management is making continued progress in the marketplace. We expect the revenue contribution from Financial Management to lag the Planning product by about 6 to 9 months.

We market our products through our direct sales force and indirect channel partners. Historically, we have generated the majority of our revenue from the direct sales force. We continue to focus on complementing the direct sales force with indirect channel partners, which consist of Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”), independent distributors and sales agents. Revenue from all indirect channel partners comprised 26% and 19% of license revenue in the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended March 31, 2002 and 2001, the indirect channel partner revenues were 26% and 22% of license revenue, respectively. The increase in the percentage of total license revenue derived through our channel partners quarter over quarter and year over year was primarily due to a greater emphasis on effectively leveraging our channel partners. This increase continues to bring us closer to our direct sales force and indirect channel partners target revenue split percentage of 67%-33%. No single partner represented more than 10 percent of total revenue during the three and nine months ended March 31, 2002, which is consistent with fiscal 2001.

Maintenance and services revenue decreased by 10% on a quarter over quarter basis, and decreased by 1% year over year. Maintenance revenues for the three and nine months ended March 31, 2002 increased by 3% and 4%, respectively, over the corresponding prior year periods. The increase in maintenance revenue is mainly attributable to the year-to-year growth of Hyperion’s installed customer base. Consulting and training revenues decreased by 28% and 9%, respectively, for the three and nine months ended March 31, 2002 as compared to the corresponding prior periods. There are two primary factors for this decrease in consulting revenue: increased use of our indirect channel partners to provide consulting services, which we believe will strengthen our partner relationships and our license revenue in the future and general economic weakness.

North America revenues decreased by 8% and 12% during the three and nine-month periods ended March 31, 2002, respectively, from the corresponding prior year periods due to continued weakening economic conditions in the United States. Total revenues generated from markets outside North America, including export sales, for the third quarter of fiscal 2002 and 2001 were $40.0 million and $45.6 million, or 33% and 34% of total revenues, respectively. For the nine months ended March 31, 2002 and 2001, international revenues were $123.7 million and $123.7 million, or 35% and 32% of total revenues, respectively. The decline in international revenues in the third quarter of fiscal 2002 was due to slower economic conditions overseas, particularly in Asia.

COST OF REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,

		Gross		Gross		Gross		Gross
(in thousands)	2002	profit %	2001	profit %	2002	profit %	2001	profit %

Software licenses	$4,256	91%	$4,441	92%	$10,823	92%	$13,410	92%

Maintenance and services	32,529	54%	42,256	46%	103,205	53%	118,606	47%

Software Licenses. Cost of software license revenues consists primarily of royalty expenses, cost of product packaging and documentation materials, amortization of capitalized software costs and amortization of certain intangible assets related to business acquisitions. The amortization of capitalized software costs begins upon the general release of the software to customers. The decrease in the cost of software licenses in fiscal 2002 quarter over quarter and year over year principally reflects a decrease in royalty payments to third parties for software supplied by them and distributed by Hyperion as a result of lower sales volume. The cost as a percentage of software revenues increased to 9% for the third quarter ended March 31, 2002, from 8% for the corresponding quarter in fiscal 2001 and nine months ended March 31, 2002 and 2001.

In the nine months ended March 31, 2002 and 2001, Hyperion capitalized $0.6 million and $1.4 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. The amounts capitalized relate to Hyperion’s development and localization of its Essbase XTD and financial and business performance management products. Capitalized software costs are amortized over the estimated economic life of the product, but generally not for more than three years.

Maintenance and Services. The cost of providing services consists largely of consulting, education and support personnel compensation and benefits. Cost of maintenance and services revenue decreased 23% and 13% for the three and nine months ended March 31, 2002 over the corresponding prior year periods. The cost of services decrease was primarily due to controls over headcount and employee related expenses, mainly as a result of our restructuring in the fourth quarter of fiscal 2001. The decrease was also due in part to the reduction of variable pay as a result of lower consulting revenues. The continued gross margin improvement on maintenance and services is a direct reflection of our focus on margin improvement and the results of rebalancing our cost structure.

OPERATING EXPENSES

	Three Months Ended March 31,				Nine Months Ended March 31,

		% of		% of		% of		% of
(in thousands)	2002	revenues	2001	revenues	2002	revenues	2001	revenues

Sales and marketing	$44,604	37%	$52,873	40%	$129,661	36%	$154,186	40%

Research and development	18,124	15%	18,911	14%	53,743	15%	61,192	16%

General and administrative	16,279	14%	17,839	13%	47,008	13%	54,472	14%

Total operating expenses	$79,007		$89,623		$230,412		$269,850

Total operating expenses declined 12% and 15% in absolute dollars for the three and nine months ended March 31, 2002 over the corresponding prior year periods, reflecting the strong focus on controlling our costs. Operating expenses were favorably affected during the three and nine-month periods ended March 31, 2002 as a result of the U.S. dollar strengthening against certain major international currencies. Total operating expenses for the three and nine-month periods ended March 31, 2002 were favorably impacted by reduced compensation expense as a result of lower variable pay and commission related expenses for operations due to lower than planned financial performance. Operating expenses may increase in the fourth quarter due to expanded marketing programs and the inclusion of our worldwide sales meeting and user conference.

Sales and Marketing. As discussed above, Hyperion continues to place significant emphasis, both domestically and internationally, on direct sales through its own sales force. In addition, we also continue to market our products through indirect channels. The 16% decrease in sales and marketing expense in the three months ended March 31, 2002, over the corresponding prior year period, was primarily attributable to decreased marketing expense of $0.9 million, reduced sales commissions of $3.4 million due to lower software revenues as discussed above and decreased business travel and related expenditures of $2.0 million as a result of our efforts to control costs. The 16% decrease in sales and marketing expense in the nine months ended March 31, 2002, over the corresponding prior year period, was primarily attributable to decreased marketing expense of $8.2 million, reduced sales commissions of $8.2 million due to lower software revenues and decreased business travel and related expenditures of $1.3 million.

Research and Development. The decrease in research and development expense of 4% and 12% for the three and nine months ended March 31, 2002, over the corresponding prior year periods, is primarily due to a decrease in the utilization of independent contractors and temporary staffing of $0.2 million and $4.8 million, respectively. We have focused our efforts in research and development on our core products, thereby reducing our reliance on independent contractors and reducing operating costs.

General and Administrative. The decrease in general and administrative expense of 9% for the three months ended March 31, 2002, over the corresponding prior year period, was due primarily to a decrease in independent contractors and professional services of $2.4 million, offset by an increase in bad debt expense of $0.9 million. The decrease in general and administrative expense of 14% for the nine months ended March 31, 2002, over the corresponding prior year period, was due primarily to a decrease in bad debt expense of $1.2 million, and decreased professional services and independent contractor expenditures of $5.8 million. Such decreases are the direct result of our reduction in discretionary spending, as well as our focus on invoicing and collection process improvements.

Restructuring and Non-Recurring Charges (Credits). The results for the third quarter of fiscal 2002 include a net credit related to our previous restructuring plan of $418 thousand. This net restructuring credit was primarily comprised of reductions in professional services and occupancy costs of approximately $86 thousand and $445 thousand, respectively, as well as an additional charge of approximately $107 thousand for further employee separation benefits. The reduction in professional services and occupancy costs in the third quarter resulted from circumstances occurring subsequent to the original announcement, thus requiring changes to management’s original estimates. In the nine months ended March 31, 2002, the net restructuring charge of approximately $44 thousand was primarily comprised of the above mentioned $418 thousand net credit recorded in the third quarter of fiscal year 2002, as well as accelerated depreciation charges of approximately $382 thousand recorded in the first half of fiscal 2002, which related to assets disposed of in connection with our original restructuring plan.

Operating Margin. We achieved a 4% and 3% operating margin for the three and nine months ended March 31, 2002, as compared to (3%) and (4%) for the three and nine months ended March 31, 2001. For the first and second quarters of fiscal 2002, our operating margin was 2% and 4%, respectively. This trended increase is bringing us closer to our medium term goal of 10% and is primarily due to our increased focus on controlling costs, increased efficiency, cost savings from our restructuring in the fourth quarter of fiscal 2001 and gross margin improvement on maintenance and services as noted above.

PROVISION FOR INCOME TAXES

Hyperion’s effective income tax rate was 36% for the nine months ended March 31, 2002 as compared to 38% for the nine months ended March 31, 2001. The decrease in the effective income tax rate is attributable to the elimination of a permanent difference related to the amortization of goodwill, and a change in the geographical mix of income. Hyperion’s expected effective tax rate for the remainder of fiscal 2002 is 36%.

EXTRAORDINARY GAIN

During the nine months ended March 31, 2001, Hyperion repurchased convertible long-term notes with a face value of $11.3 million at a total cost of $8.7 million resulting in an extraordinary gain of approximately $1.5 million, after income taxes, or approximately $0.04 per share. There were no such transactions in the first nine months of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended March 31,

		%
(in thousands)	2002	change	2001

Working capital	$280,237	10%	$255,760

Cash, cash equivalents and short-term investments	312,636	27%	246,262

Net cash provided by operating activities	61,503	236%	18,324

Net cash used in investing activities	(4,129)	87%	(31,654)

Net cash provided by (used in) financing activities	8,513	135%	(23,994)

To date, Hyperion has financed its business through positive cash flow from operations and, to a lesser extent, through the issuance of its capital stock and convertible subordinated notes. During the third quarter of fiscal 2002 and 2001, we invested our cash primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly liquid securities with maturities of three months or less.

The positive cash flows generated from operations during the first nine months of fiscal 2002 were primarily attributable to the net income for the period and a significant decrease in accounts receivable, partially offset by a decrease in deferred revenues. The decrease in account receivables was due in large part to our focus on driving process improvements in connection with invoicing and collections. The decrease in deferred revenues is attributable to the seasonal nature of our maintenance billing practices. Restructuring–related cash payments totaled $8.2 million in the first nine months of fiscal 2002, with approximately $6.9 million in additional cash outflows expected for the next twelve months.

Net cash used in investing activities amounted to $4.1 million for the first nine months of fiscal 2002, and $31.7 million for the first nine months of fiscal 2001. In the first nine months of fiscal 2002, the activity in the portfolio of our investment in marketable securities generated net cash proceeds of $11.5 million. These proceeds were offset somewhat by our net capital expenditures of $15.7 million. The reduction in capital expenditures over the corresponding prior year period is a result of our focus on capital investments and management of expenses.

Financing activities in the first nine months of fiscal 2002, including stock options exercised by employees net of payments of indebtedness, generated cash of $8.5 million, as compared to net cash used of $24.0 million for the first nine months of fiscal 2001. The negative cash flows from financing activities experienced in the first nine months of fiscal 2001 resulted from $23.8 million of cash used to repurchase 1,389,000 common shares and $8.7 million of cash used for the redemption of debt. These negative cash flows were offset by the exercise of stock options and the employee stock purchases, which resulted in cash generated of $8.6 million for the same period in 2001. In connection with the stock options exercised by certain of its employees, Hyperion recognized (as a credit to additional paid-in capital) an income tax benefit of $1.0 million for the nine months ended March 31, 2002, and $1.3 million for the nine months ended March 31, 2001.

Hyperion believes that its current cash, cash equivalents and short-term investment balances, and the funds generated from its operations, will be sufficient to finance Hyperion’s business for at least the next year. However, readers should refer to the “Risk Factors” disclosed below for a discussion of the factors that may affect Hyperion’s future sources of liquidity and capital.

FUTURE OUTLOOK

While we are hopeful that the global economy will improve, we continue to take a cautious approach to our business planning. We will continue to focus on our four key financial metrics which are; software license revenue as a percentage of total revenues, percentage of total license revenue derived from our indirect channels, operating margin and days sales outstanding (“DSO”). Our business model, coupled with continued good cost control, should enable us to grow earnings and earnings per share, once we achieve higher license revenue growth.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The adoption of the provisions of SFAS No. 141, effective July 1, 2001, did not have a material impact on Hyperion’s financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Beginning July 1, 2001, goodwill will be tested for impairment annually, and will be tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing for goodwill is done at a reporting unit level. Currently Hyperion has identified one reporting unit under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing net goodwill balance of approximately $8.6 million. A preliminary assessment of any potential impairment indicated that no impairment existed at July 1, 2001. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis over periods ranging from 3 to 7 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is calculated as the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The impact of SFAS No. 142 on previously reported results would have increased income (loss) before extraordinary item and net income (loss) by approximately $1.5 million and $2.6 million, for the three and nine months ended March 31, 2001, respectively. Reported diluted earnings (loss) per share for the three and nine months ended March 31, 2001 would have increased by approximately $0.05 and $0.08 per share, respectively.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Hyperion will adopt this new statement on July 1, 2002. Hyperion is currently evaluating this statement but does not expect that it will have a material impact on its financial position, results of operations or cash flows.

In November 2001, the FASB issued a Staff Announcement that requires classification of reimbursements for “out-of-pocket” expenses incurred as revenue in the income statement. This Announcement was effective for reporting periods beginning after December 15, 2001. Hyperion adopted this Announcement effective January 1, 2002. As a result of this Announcement, Hyperion no longer records “out-of-pocket” expense reimbursements as a reduction of costs incurred and comparative financial statements from prior periods have been reclassified. For the six months ended December 31, 2001, $4.9 million has been primarily reclassified from cost of maintenance and services to maintenance and services revenues to conform to our current period presentation. For the three and nine months ended March 31, 2001, $2.4 million and $8.3 million was reclassified, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2002, Hyperion’s investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, of $12.9 million. The portfolio is invested predominantly in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Accordingly, if market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2002, the decline in the fair value of the portfolio would not be material.

Hyperion’s long-term debt bears interest, for the most part, at a fixed rate. Therefore, relative to its long-term debt, an immediate 10% change in market interest rates would not materially impact Hyperion’s financial statements.

Hyperion transacts business in various foreign currencies. In connection with management’s decision in March 2002 to begin settlement of its intercompany balances with certain of its international subsidiaries, translation gains and losses on those balances are recorded in the condensed consolidated statements of income. In April 2002, we established a foreign currency hedging program that primarily utilizes foreign currency forward exchange contracts to hedge the foreign currency transaction exposures related to these non-permanent intercompany balances. Under this program, gains and losses on these foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the impact of foreign currency transaction gains and losses on the results of operations and cash flows. Hyperion does not use forward contracts for trading purposes. Hyperion’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

Hyperion operates in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond Hyperion’s control. The following discussion highlights some of these risks.

GENERAL ECONOMIC CONDITIONS. The revenue growth and profitability of Hyperion depends on the overall demand for computer software and services, which in turn depends on general economic and business conditions. Going forward, the nature and extent of the effect of the current economic climate on Hyperion’s ability to sell its products is uncertain. Continued softness in the economy may result in decreased revenues or lower growth rates. There can be no assurance that Hyperion will be able to effectively promote revenue growth rates in all economic conditions.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS. Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Hyperion continually expands and refreshes its product offerings to include newer features or products, and entered into agreements allowing integration of third-party technology into Hyperion products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to, product quality, the fit of the new products and features with the customer’s needs, the successful adaptation of third party technology into Hyperion products, educating Hyperion’s sales, marketing, and consulting personnel to work with the new products and features, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. Hyperion’s failure to successfully introduce, market and sell new products and technologies or enhance and improve its existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position.

COMPETITIVE ENVIRONMENT. The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects that it will continue to experience, vigorous competition from both current and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion. Hyperion expects additional competition as other established and emerging companies enter into both the OLAP and application parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

PRICING. In an effort to simplify and clarify its product positioning and marketing, Hyperion has recently introduced changes in its pricing. While Hyperion does not believe these recent pricing changes will have a material impact on license revenue, any such broadly based changes to pricing could have a material adverse effect on Hyperion’s business, results of operations or financial position as customers change or delay their purchasing decisions in response to such pricing revisions. Additional risks of such pricing changes include delays in transactions as the Hyperion sales force learns how to deploy the new pricing, and delay or loss of revenues as the competition reacts to the pricing changes. In the future, intense competition in the various markets in which Hyperion competes may put pressure on Hyperion to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Any such price reductions could have a material adverse effect on Hyperion’s business, results of operations or financial position.

CONTINUED OPERATIONAL IMPROVEMENTS. As part of Hyperion’s focus on improving its operating margins, it is driving toward continued efficiencies in not only its sales force, but also its services, product development, finance, and other administrative processes. The ability to continue to realize current efficiencies, and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s profits.

BACK-ENDED QUARTERS. Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final week of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on its forecasts of revenue for planning, modeling and other purposes. Forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and thereby adversely affect its business or results of operations. Any publicly stated revenue or earnings projections by Hyperion are especially subject to this risk.

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

HYPERION SOLUTIONS CORPORATION
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2001, Timeline, Inc. filed a complaint against Hyperion in the United States District Court for the Western District of Washington alleging that Hyperion infringes U.S. Patent Nos. 5,802,511; 6,023,694; and 6,026,392 (the “Timeline patents”), and seeking a permanent injunction and monetary damages, including treble damages. On September 25, 2001, Timeline served its complaint on Hyperion. On October 25, 2001, Hyperion filed its response, including a counterclaim seeking a declaratory judgment that the Timeline patents are invalid and not infringed by Hyperion. Both parties have filed motions for summary judgment as to certain aspects of the case. While patent litigation can be costly, and the outcome is inherently unpredictable, Hyperion believes that Timeline’s complaint will not have a material adverse effect on the financial position, results of operations and cash flows of Hyperion.

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

Date:	May 14, 2002	Hyperion Solutions Corporation (Registrant)

By: /s/ David W. Odell David W. Odell Chief Financial Officer

By: /s/ Nolene P. Fabre Nolene P. Fabre Principal Accounting Officer