Form 10-K
period 2002-06-30
HYPERION SOLUTIONS CORP
filed 2002-09-25
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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
COMMON STOCK, PAR VALUE $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]    NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

As of September 16, 2002, there were 33,547,554 shares of the registrant’s common stock, $0.001 par value, outstanding. The aggregate market value of the registrant’s voting stock held by nonaffiliates as of September 16, 2002 was approximately $694 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders, scheduled to be held on November 13, 2002, are incorporated by reference in Part III hereof.

HYPERION SOLUTIONS CORPORATION

FORM 10-K

Hyperion, the Hyperion “H” logo, Essbase, Hyperion Essbase XTD, Hyperion Planning, Hyperion Financial Management, Hyperion Performance Scorecard, Hyperion Business Modeling, Hyperion Pillar and Hyperion Enterprise are registered trademarks or trademarks of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

FORWARD-LOOKING STATEMENTS

Certain information contained in this report on Form 10-K and the Annual Report is forward-looking in nature. All statements included in this report on Form 10-K and the Annual Report or made by management of Hyperion Solutions Corporation and its subsidiaries (Hyperion), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1.   BUSINESS

GENERAL

Hyperion Solutions Corporation (“Hyperion”) delivers business performance management software solutions that enable companies to continually measure performance, anticipate results and drive profitability across key business activities. Our customers use our products to help them collaborate enterprise-wide, focus resources, improve operational efficiencies and leverage opportunities for growth.

Our business performance management solutions provide comprehensive support for the entire process of goal setting, business modeling, planning, budgeting, performance monitoring, analyzing and reporting throughout organizations. Our products complement existing enterprise resource planning (ERP), customer relationship management (CRM), supply chain management (SCM) and transaction systems by integrating data from multiple sources, providing a common view across the enterprise and enabling an integrated business performance management process that aligns individual goals with corporate objectives.

We provide applications along with a development and deployment platform to enable enterprise-class business performance management across a wide variety of functional and business activity areas. We use our best-of-breed online analytical processing (OLAP) technology, Hyperion Essbase, as the foundation for our platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with our packaged applications to support the entire business performance management process. With our platform and our packaged business performance management applications, we provide customers some of the deepest and broadest product offerings in the market. In addition, we offer support and services from offices in 20 countries and work with over 330 partners to provide solutions to more than 6,000 customer organizations worldwide. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

INDUSTRY BACKGROUND

In response to today’s competitive pressures and renewed focus on profitability, most businesses are seeking systems that can support the full business cycle from strategy formulation to the creation and adaptation of plans and operational execution, as well as the monitoring and reporting of results. Companies need to unlock the volumes of transactional and operational information captured in different information systems and in different formats. It is common for organizations to have multiple general ledger, order entry, partner and customer interaction systems worldwide. With business performance management solutions, organizations can consolidate their financial and operational information and turn this raw data into meaningful business information. More importantly, our business performance management solutions can scale from executive management through to the line manager.

We see five business imperatives driving increased demand for business performance management solutions. These are the need to 1) increase visibility, agility and measurable accountability across the enterprise; 2) achieve necessary alignment among business and functional units for tight strategy execution; 3) increase the quality of management reports and have every manager work from the same set of facts; 4) extend existing information technology investments in operational enterprise resource planning, customer relationship management and other legacy transactional systems; and 5) make information accessible and actionable throughout the organization to increase the speed, quality and accuracy of decision making.

These imperatives are in contrast to the tactical manner in which some organizations address analysis requirements today. Using standalone applications, query and reporting tools and spreadsheets, for example, employees in different functional areas conduct analyses that are potentially incomplete or inaccurate. Deployment of pervasive business performance management applications provides consistent information and allows organizations to create and execute strategic, financial and operational plans that are in alignment.

To be useful, all of the data must be accessed, cleansed, transformed, extracted and then analyzed using an assortment of sophisticated quantitative methods. It must be summarized, visualized and presented in a variety of formats — from spreadsheets and specialized financial report formats, to multidimensional views and graphical Web-based presentations — that are meaningful and intuitive to users throughout the organization. Since most global organizations use multiple operational systems that capture data in different formats, integrating and interpreting this enterprise data is an increasingly critical requirement. To take full advantage of the value of the data stored in existing systems and accelerate decision-making requires specific business performance management applications that provide data quality and integrity, scalability and ease-of-use across the organization.

Our business performance management solutions are comprehensive, scalable, open and enterprise-class. They meet industry needs with a suite and platform approach specifically designed to leverage the investment organizations have already made in raw data collection and operational systems. Business performance management applications represent the next logical step in the evolution of enterprise application software.

STRATEGY

Our objective is to be the leading global provider of business performance management solutions. These solutions give our customers the power to leverage their information assets for strategic purposes and enable organizations to measure performance, anticipate results and drive profitability. We intend to accomplish this by leading with our applications, as those customer wins tend to drive additional platform license revenue. In addition, we will continue to expand our network of partners delivering business performance management capabilities on our platform, including value added solutions for emerging areas of performance management such as customer relationship, supply chain, and industry-specific markets. We will also continue to enhance our scalable, open Hyperion Essbase technology, deliver the best applications available and provide complementary support and service offerings.

We believe that high levels of customer service and satisfaction are critical to the successful marketing and sale of our new and existing products. We provide a broad range of worldwide consulting, training and support services that help customers and partners implement, customize, enhance, support and extend their business performance management solutions. We are committed to maintaining a world-class workforce to deliver these offerings and support more than 330 partners that deliver complementary products and services, meeting a wide variety of customer requirements. These solutions include additional packaged business performance management applications, data and application integration technologies, tools, and training services that leverage the Hyperion Essbase XTD platform as the foundation. We believe that the number of partners offering solutions based on our business performance management applications and technology validates the value of our platform. These partner relationships increase the network effects of our platform, enhance our market reach and provide our customers with comprehensive business performance management solutions that deliver greater flexibility and choice.

Key elements of our strategy include:

Leverage Existing Market Leadership Position. We plan to enhance the core component of our Hyperion Essbase XTD platform for ease of development and increased interoperability of business performance management applications, with even greater scalability and ease-of-use features and tighter integration with relational data sources. We intend to actively seek the co-development of vertical and horizontal applications with outside organizations. We also intend to enable all of our packaged applications to fully exploit the Hyperion Essbase XTD platform, creating a key differentiation with competing products. We believe that these activities will increase our ability and our partners’ ability to deliver an integrated suite of business performance management applications across key market areas. We believe our key strengths are our established distribution channels and comprehensive strategic technology. We also believe that our proven domain expertise and credibility gained from market leadership in the financial area can be leveraged to fully exploit the substantial market opportunity that exists in the applications area and expand to the adjacent operational analytics space.

Increase Focus and Penetration of Key Markets. We plan to focus our intellectual capital and leverage our partners to provide best-of-breed business performance management solutions in key markets, including financial management, CRM analysis, supply-chain analysis, workforce analysis, industry-specific solutions, general OLAP-based solutions and data warehousing.

Foster Strategic Partner Relationships. To accelerate the adoption of business performance management solutions, we have established over 330 relationships, including the following:

•	Consulting Partners, including large systems integrators, regional consulting firms, professional services organizations and value added resellers, deliver custom application consulting and related implementation, integration and/or training services.

•	Independent Software Vendor (ISV) Partners integrate their products with our core technology to develop business intelligence enhancements and deliver added value with their solutions.

•	Original Equipment Manufacturer (OEM) Partners embed our products in their own applications to form specialized analytical solutions for vertical markets or functional applications.

•	Distribution Partners market, distribute and support our software solutions in remote markets where we do not have a wholly-owned corporate presence.

•	Technology Partners offer tools and technologies that integrate with our business intelligence platform and help customers build, use, and manage our analytical and business performance management solutions.

•	Alliance Partners cooperatively position and market the benefits of a comprehensive, integrated, multi-vendor solution to the marketplace based upon our business performance management products.

Our partner network enhances and expands our distribution channels and extends our business performance management solutions by providing a wider range of choices for our customers.

Leverage the Web for Ease-of-Implementation and Ease-of-Use. Our new packaged application products are designed to leverage web-based technologies and enable collaboration throughout the organization. By building scalable, high performance applications that can be accessed via an intranet or the Internet, corporations can improve their business processes, gain efficiencies, improve agility to respond to changing market conditions and improve bottom line performance. By leveraging the web browser as a user interface, a corporation’s information technology department can deploy and maintain applications quickly and easily with reduced costs. From an end-user perspective, web-based applications are easy to learn and enhance productivity, resulting in reduced training costs and faster return on investment.

Maintain Sales and Support Relationships. We license our products to customers throughout the world through a direct sales force as well as through original equipment manufacturers, value added resellers (VARs), independent distributors and sales agents. Together with our partners, we often provide installation and post-sale consulting support to build long-term customer relationships.

Generate Follow-on Revenues. We generate revenues from existing customers through licensing for additional users, the cross selling of licenses of new products, annual maintenance fees and sales of training and consulting services. Follow-on revenues leverage sales and marketing resources and strengthen relationships with our customers.

BUSINESS PERFORMANCE MANAGEMENT SOFTWARE SOLUTIONS

We offer customers application software products and technology software products. Applications include financial and business performance management products that provide customers the opportunity to strategize, model, plan and measure performance. Technology products include an open, scalable, flexible and integrating platform with Hyperion Essbase as its foundation, and Hyperion tools, incorporating domain-specific business rules, data storage, integration, interoperability, query, reporting, visualization and development capabilities. Together with our partners, we offer a suite of business performance management solutions that are compelling in the industry and help customers measure performance, anticipate results and drive profitability.

Application Products

Our business performance management applications provide comprehensive support for the strategy setting, business modeling, planning, performance measurement, reporting and analysis needs of finance and operations staffs in organizations worldwide. Our business performance management applications complement existing ERP and transaction systems — integrating data from multiple sources, providing a common view across the organization and enabling an integrated financial and performance management process that aligns individual goals with corporate objectives.

Hyperion Planning is a Web-based budgeting, planning and forecasting application that supports financial and operational planning to align with strategic plans and goals. It enables collaborative, event-based operational planning processes throughout the organization. Using Hyperion Planning, strategic and senior managers and front line decision-makers can communicate a desired course of action to facilitate effective collaboration so that the planning process is optimized and efficient. When a material event occurs that changes a critical assumption, planners can quickly adapt, ensuring that plans are relevant and useful. Hyperion Planning is built on the Hyperion Essbase XTD platform and is most appropriate for companies seeking a solution that delivers real-time planning, sophisticated modeling, dynamic forecasting and event-driven reallocation of resources to a large number of users.

Hyperion Financial Management is a comprehensive, Web-based application that delivers global collection, financial consolidation, reporting and analysis in a single, highly scalable solution. With Hyperion Financial Management, companies can unify their financial information (actuals, budgets, forecasts, statistics) into a single application. They can centrally manage and collaborate on financial information and processes for their global operations, via the Internet, intranet, extranet and a standard Web browser. Employees, branch offices and partners operate with a single, unified view of key financial data at any moment in time. Hyperion Financial Management is designed for diverse, multi-entity organizations that have a centralized approach to managing their financial management and reporting processes and that are seeking to align their decision-making processes with overall business goals. It is a financial reporting and analysis system that can manage all financial information and deploy it enterprise-wide. Hyperion Financial Management takes advantage of the Hyperion Essbase XTD platform and is most appropriate for companies seeking a centralized approach to comprehensive financial management unifying all decision makers across the enterprise and leading to improved efficiencies, faster business cycle times and greater company agility.

Hyperion Performance Scorecard, a Balanced Scorecard Collaborative certified application, is a Web-based business analysis application designed to help employees throughout an organization gain a clear understanding of organizational strategy and accountability. Hyperion Performance Scorecard helps companies set and communicate goals, establish key performance metrics and accountability and continuously measure performance against company goals and objectives. With performance scorecarding, organizations can align and focus the enterprise on business objectives, plans and actions; empower employees with clearly defined performance measures; and enable continuous performance improvement and agility at all levels. We believe organizations that deploy Hyperion Performance Scorecard are better able to bridge the gap between strategy and execution, engage a broader range of employees in planning activities and respond more proactively to changing business conditions. Hyperion Performance Scorecard embeds industry-leading metric libraries, exposes world class benchmarking services and supports customized and standard performance measurement frameworks, including the Balanced Scorecard.

Hyperion Business Modeling is a Web-enabled business analysis application that helps organizations optimize resources and execute efficiently. Hyperion Business Modeling is an enterprise-class activity based modeling solution that enables organizations to test operational and financial planning assumptions, model processes and activities, optimize resources and measure profitability. By using business models, managers and analysts test operational and financial plans for the purpose of strategic decision-making. Business modeling also enables organizations to test scenarios, validate strategies and optimize resources to improve profitability.

Hyperion Enterprise is designed to simplify the collection, consolidation and reporting of financial results, reduce the time organizations spend on these activities and improve financial analysis and planning capabilities. It is appropriate for global organizations seeking a comprehensive consolidation and reporting solution with many remote sites and low IT support requirements. Complementing Hyperion Enterprise, Hyperion Enterprise Reporting is an advanced financial reporting solution. An intuitive graphical interface helps users create sophisticated production-quality financial reports for printing or online access. Embedded process-specific financial intelligence provides accurate and detailed financial information, while a comprehensive library of financial functions and calculations allow users to derive new metrics.

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

Technology Products

Hyperion Essbase XTD uses our best-of breed OLAP technology, Hyperion Essbase, as its foundation. OLAP is an enabling technology that allows data to be explored well beyond the capabilities of traditional reporting systems. Using sophisticated statistical and mathematical calculations, intuitive multidimensional views and a highly scalable architecture, it supports interactive reporting, analysis, modeling and planning activities. We believe, based on independent industry analyst product evaluations and market share estimates, that Hyperion Essbase is the industry’s leading OLAP technology.

Hyperion Essbase XTD provides an open and integrating platform that delivers the foundation technologies — platform services, application framework, powerful analytics, query and reporting tools — to support business performance management solutions. Built on a flexible, multi-tiered architecture, Hyperion Essbase XTD delivers scalability, performance and reliability at a low total cost of ownership. With Hyperion Essbase XTD as the foundation, businesses can quickly develop and easily deploy any of our business performance management solutions out-of-the-box. Alternatively, they can customize and extend these applications to meet their specific needs with Essbase XTD Application Framework and Platform Services.

Essbase XTD Platform Services are a set of business intelligence technologies that integrate data and metadata from multiple sources, perform advanced analytical processing and deploy business performance applications across the enterprise. Comprehensive platform services run on multiple operating systems, leverage multiple relational databases and access data from diverse ERP, CRM and SCM systems. With Essbase XTD Platform Services, businesses can leverage their existing investments in technology and quickly extend their analytical capabilities across the enterprise. Essbase XTD Query and Reporting Services rounds out the platform services and delivers high performance enterprise reporting. Dynamically scheduled reports also are delivered in a variety of formats to meet individual end user needs.

Essbase XTD Application Framework is a rich tool set that enables rapid creation, delivery and deployment of enterprise-class analytic and reporting applications for the Web. With Hyperion Application Framework, users can share and view personalized content and reports from multiple data sources through a standard Web browser. Out-of-the-box solutions provide a quick path to interactive analysis and reporting. Easy-to-use development tools allow users to rapidly extend, or build custom analytic applications.

SERVICES AND SUPPORT

We believe that high levels of customer service and satisfaction are important to the successful marketing and sale of our products. We offer an extensive selection of worldwide training, consulting and technical support services to install, implement and support our products. Consulting and training services are not included in software license fees, but are provided on a time and materials basis. Within the area of technical support, enhanced support offerings are not included in the software license fees. Our services and support organization consisted of 760 employees as of August 31, 2002. We have also established a global network of partners who deliver implementation and training services.

Under the terms of our standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and Web-based support, and to any updates and enhancements provided for their software.

SALES AND MARKETING

We market and sell our products in North America, Latin America, Europe and Asia Pacific through our direct sales force and through OEMs, VARs, independent distributors and sales agents. We support our sales force with lead generation and marketing programs, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances and user group conferences. Worldwide and regional user conferences are held annually. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to nine months. We have dedicated sales, marketing and technical alliance resources designed to optimize our partner relationships. The direct sales force is compensated for direct sales as well as sales made through channel partners to ensure appropriate cooperation with our OEMs and VARs, independent distributors and sales agents. We have licensed our software to more than 6,000 organizations worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In fiscal 2002, 2001 and 2000, approximately 35%, 32% and 32%, respectively, of our total revenues were derived from markets outside of North America. In the past three fiscal years, no single customer accounted for more than 10% of total revenues.

Our sales and marketing organization consisted of 718 employees as of August 31, 2002, of which approximately 235 employees were quota-carrying sales representatives. We have sales offices at our worldwide headquarters in Sunnyvale, California and in more than 40 other locations throughout North America, Latin America, Europe and Asia Pacific. Product support and training are also available in many of these locations.

We have been able to leverage sales and marketing through our partnering strategy with channel partners that distribute or resell our products in their respective markets. We have license and distribution agreements with independent distributors and sales agents in many countries worldwide. The distributors generally maintain sales and services personnel dedicated to our products. The distribution agreements generally provide for the right to offer our products within a territory in return for royalties typically equal to 50% of license and maintenance fees.

License revenues derived from channel partners in fiscal 2002, 2001 and 2000 were 25%, 21% and 27% of total license revenues, respectively. Our channel partners include such firms as Deloitte & Touche LLP; Fujitsu Limited; Immix Inc.; International Business Machines Corporation; i2 Technologies, Inc.; KPMG Consulting Inc.; Lawson Associates, Inc.; and SPSS Corporation.

RESEARCH AND DEVELOPMENT

Our products have been developed by our internal staff, contract developers and through strategic acquisitions. Our development efforts are focused on new products, as well as on maintaining the competitiveness of our current product line. As of August 31, 2002, our product development was primarily performed by 418 employees located at our facilities in Sunnyvale, California; Stamford, Connecticut; Orlando, Florida; Atlanta, Georgia and Toronto, Canada.

COMPETITION

The markets in which we compete are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Current and potential competitors offer a variety of reporting, analysis, modeling and planning software solutions and generally fall within four categories: (1) vendors of packaged business analysis applications; (2) vendors of enterprise software applications that support transaction processes and front/back office automation; (3) vendors of OLAP server software that may also be marketed as part of a platform offering; and (4) vendors of front-end information access tools. While competition is intense, we believe that no other competitor currently has the singular focus and breadth of products and services required to deliver enterprise-wide business performance management solutions. As markets continue to develop for business performance management products, additional competitors may enter or expand into those markets and competition may intensify.

Competitors, some of whom have significantly greater financial, technical, marketing and other resources than we do, may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the enterprise software market and new products and technologies are introduced. In addition, as we develop and enhance our software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by our channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing their ability to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software products, which would materially adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect on our business, operating results and financial condition. See “Item 7. Factors That May Affect Future Results.”

PROPRIETARY RIGHTS AND LICENSES

We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite our efforts, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. We have entered into source code escrow agreements with a number of our customers and channel partners requiring release of source code under certain conditions. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against us, if we cease to do business or if we materially fail to meet our contractual obligations. The release of source code may increase the likelihood of misappropriation by third-parties.

We currently have a small number of patents relating to our products, including seven United States patents and a number of patent applications pending in the United States and abroad. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that other companies will not develop technologies that are similar or superior to our technology or design around the patents owned by us. In 1998, the U.S. Patent and Trademark Office granted two requests for reexamination of our U.S. Patent No. 5,359,724. The reexamination proceedings are currently pending. An adverse outcome of the reexamination proceedings could involve loss of some or all of the claims of the patent. On August 29, 2002 we settled a patent infringement claim brought by Timeline, Inc. See “Item 3. Legal Proceedings” for further discussion of both of these matters.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected.

We rely upon certain software that we license from third-parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, which would materially adversely affect our business, operating results and financial condition.

We distribute our products under software license agreements that grant customers a nonexclusive, nontransferable license to our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. Generally, we do not provide end users with the source code for our products except under the escrow arrangements described above.

EMPLOYEES

As of August 31, 2002, we employed a total of 2,252 employees. None of our employees is represented by a labor union. We believe our relations with employees are good.

Our executive officers as of August 31, 2002 are as follows:

Name	Age	Position

Jeffrey R. Rodek	49	Chairman and Chief Executive Officer
Godfrey R. Sullivan	49	President and Chief Operating Officer
David W. Odell	39	Chief Financial Officer
W. Russell Wayman	58	Vice President, General Counsel and Secretary
Nazhin Zarghamee	35	Chief Marketing Officer

Jeffrey R. Rodek has served as Chairman and Chief Executive Officer of Hyperion since October 1999. He has been a member of Hyperion’s Board of Directors since January 1998. Prior to joining Hyperion, Mr. Rodek served as President and Worldwide Chief Operating Officer of Ingram Micro, a distributor of electronic products, from January 1995 to October 1999.

Godfrey R. Sullivan joined Hyperion as President and Chief Operating Officer in October 2001. Prior to joining Hyperion, Mr. Sullivan served as Chief Executive Officer of Promptu Corporation, an enterprise marketing automation software company, from October 2000 to August 2001. Previously, he spent eight years at AutoDesk, Inc., a design software and digital media company, in various senior management positions.

David W. Odell joined Hyperion as Chief Financial Officer and Corporate Vice President in August 2000. He joined Hyperion from KPMG LLP, a public accounting firm. He was with KPMG for over fifteen years, most recently as a partner in the firm’s Sydney, Australia office.

W. Russell Wayman joined Hyperion as Corporate Vice President, General Counsel and Secretary in January 2001. Prior to that he was Vice President and General Counsel of Etec Systems, Inc, a semiconductor manufacturing equipment company, from 1998 to 2000, and Vice President and General Counsel of Storage Technology Corporation, a manufacturer of computer disk and tape storage devices, from 1990 to 1998.

Nazhin Zarghamee joined Hyperion as Chief Marketing Officer in February 2002. Before joining Hyperion, Ms. Zarghamee served as Vice President of Worldwide Marketing at Documentum, an enterprise content management company, from October 1999 to October 2001. From April 1999 to October 1999, Ms. Zarghamee served as Vice President of Marketing for The Business Network. From August 1994 to April 1999, Ms. Zarghamee was employed by Oracle Corporation, most recently as Senior Director of Worldwide Marketing.

ITEM 2.   PROPERTIES

Our principal administrative, sales, marketing, services, training and research and development facilities are located in Sunnyvale and San Francisco, California; Stamford, Connecticut; Dallas, Texas; Atlanta and Kennesaw, Georgia; Lisle, Illinois; Orlando, Florida; Toronto, Canada; Waltham, Massachusetts; Paris, France; and Singapore. We occupy approximately 100,000 square feet at our worldwide headquarters in Sunnyvale, California, pursuant to a lease that expires in December 2006. We also own and occupy approximately 230,000 square feet in Stamford, Connecticut. In addition, we lease office space throughout the world for our local sales and services needs. We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

On June 27, 2001, Timeline, Inc. filed a complaint against us in the United States District Court for the Western District of Washington alleging that we infringe U.S. Patent Nos. 5,802,511; 6,023,694; and 6,026,392 (the “Timeline patents”) and seeking a permanent injunction and monetary damages, including treble damages. On August 29, 2002, we settled the lawsuit with Timeline, and each company agreed to dismiss its claims with prejudice. Under the settlement agreement, we obtained a fully paid-up license to the Timeline patents and agreed to pay Timeline a settlement totaling $1.05 million, payable over four months. This settlement has been recorded in fiscal 2002, and the resulting liability is included in accounts payable and accrued expenses on our consolidated balance sheet.

On July 11, 1997, Gentia Software filed a request for reexamination of our U.S. Patent No. 5,359,724 with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. We filed our response to the office action on May 31, 1999. No final office action has been issued by the PTO. We believe that the outcome of such action will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol “HYSL.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

Fiscal 2002	High	Low

First quarter	$16.980	$12.400
Second quarter	$21.580	$12.510
Third quarter	$27.600	$19.000
Fourth quarter	$27.065	$14.010

Fiscal 2001	High	Low

First quarter	$34.938	$22.000
Second quarter	$26.625	$10.875
Third quarter	$24.250	$14.250
Fourth quarter	$17.500	$12.688

As of August 31, 2002, we had 174 stockholders of record and approximately 10,000 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all earnings to finance future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

	Year Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)

Statement of Income Data:
Revenues	$492,018	$528,011	$499,332	$431,722	$382,968
Costs and expenses (1)	471,944	582,891	460,935	416,600	330,677
Operating income (loss)	20,074	(54,880)	38,397	15,122	52,291
Income (loss) before extraordinary item	14,379	(32,537)	28,819	7,973	34,757
Net income (loss)	14,981	(31,073)	28,819	7,973	34,757
Basic EPS:
Income (loss) before extraordinary item	$0.44	$(0.99)	$0.91	$0.26	$1.19
Net income (loss)	$0.46	$(0.95)	$0.91	$0.26	$1.19
Diluted EPS:
Income (loss) before extraordinary item	$0.43	$(0.99)	$0.87	$0.26	$1.13
Net income (loss)	$0.45	$(0.95)	$0.87	$0.26	$1.13
Weighted average shares outstanding:
Basic	32,836	32,592	31,665	30,196	29,121
Diluted	33,491	32,592	33,107	30,855	30,770

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$330,258	$255,366	$295,159	$271,856	$257,347
Working capital	281,501	254,141	297,745	230,910	218,033
Total assets	583,890	570,393	589,891	512,894	476,665
Deferred revenue	94,910	100,234	88,828	81,089	63,724
Long-term debt	80,802	91,045	102,518	103,752	107,314
Stockholders’ equity	299,657	267,319	309,861	240,776	213,225

(1)	Costs and expenses for the years ended June 30, 2002, 2001 and 2000 include restructuring and non-recurring charges of $0.1 million, $42.8 million and $2.1 million, respectively (see Note 14 of the Notes to Consolidated Financial Statements for discussion of these restructuring and non-recurring charges).

(2)	Certain prior year balances have been reclassified to conform to the current year presentation.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

OVERVIEW

Hyperion delivers business performance management software solutions that enable companies to continually measure performance, anticipate results and drive profitability across key business activities. Our customers use our products to help them collaborate enterprise-wide, focus resources, improve operational efficiencies and leverage opportunities for growth.

Our business performance management solutions provide comprehensive support for the entire process of goal setting, business modeling, planning, budgeting, performance monitoring, analyzing and reporting throughout organizations. Our products complement existing enterprise resource planning, customer relationship management, supply chain management and transaction systems by integrating data from multiple sources, providing a common view across the enterprise and enabling an integrated business performance management process that aligns individual goals with corporate objectives.

We provide applications along with a development and deployment platform to enable enterprise-class business performance management across a wide variety of functional and business activity areas. We use our best-of-breed online analytical processing technology, Hyperion Essbase, as the foundation for our platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with our packaged applications to support the entire business performance management process. With our platform and our packaged business performance management applications, we provide customers some of the deepest and broadest product offerings in the market. In addition, we offer support and services from offices in 20 countries and work with over 330 partners to provide solutions to more than 6,000 customer organizations worldwide. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from the licensing of our software products and providing maintenance and professional services. Our standard software license agreement is a perpetual license to use our products on an end user, concurrent user or central processing unit basis. We record revenue from licensing of software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, we recognize revenue for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. VSOE of fair value for services is based upon the standard hourly rate we charge for such services when sold separately. VSOE of fair value for maintenance is measured by the stated renewal rates included in the contracts. If we cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, we defer revenue until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally a 12 month prepaid contract that is recognized ratably over the period. Customers may also enter into a professional services arrangement that is typically on a time and materials basis and includes consulting and training services. Consulting and training revenues are typically recognized as earned.

Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require any significant modification or alteration. Our services often include assistance with product adoption. Other significant factors considered in determining whether the revenue should be accounted for separately include degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Customers generally purchase these services to facilitate the adoption of our products and obtain dedicated personnel to participate in the services being performed, but they may also decide to use their own internal resources or appoint other professional service organizations to provide these services. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. If an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be adversely affected.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

During the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we record an expense within the tax provision in our statements of income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily relating to net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Valuation of Long-Lived and Intangible Assets

We evaluate the recoverability of our property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 121 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of use of the assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.

When we determine that the carrying amount of long-lived or intangible assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets and future results of operations could be adversely affected.

RESULTS OF OPERATIONS

REVENUES

	Year Ended June 30,

		Percent of		Percent of		Percent of
(In thousands)	2002	revenue	2001	revenue	2000	revenue

Software licenses	$196,066	40%	$227,994	43%	$240,326	48%
Maintenance and services
Maintenance	186,052	38%	170,840	32%	154,452	31%
Consulting and training	109,900	22%	129,177	25%	104,554	21%

	295,952	60%	300,017	57%	259,006	52%

Total revenues	$492,018	100%	$528,011	100%	$499,332	100%

Total revenues decreased 7% in fiscal 2002, compared to an increase of 6% in fiscal 2001. The decrease in fiscal 2002 was attributable to lower license, consulting and training revenues as a result of continued cutbacks in technology spending amid a generally weak worldwide economy, a drop in revenues from older-generation products that was more rapid than the increase in newer-generation product revenues, and our increased emphasis on the use of our channel partners to provide consulting services to our customers. The increase in fiscal 2001 was due to an increase in maintenance and services revenue, which was primarily attributable to a larger installed base of customers receiving ongoing maintenance and support services and an increase in technology product related services. The change in foreign exchange rates from fiscal 2001 to fiscal 2002 did not have a material impact on fiscal 2002 results. The change in foreign exchange rates from fiscal 2000 to fiscal 2001 negatively impacted fiscal 2001 results by approximately $14.4 million, or 3% of total revenue, due primarily to the decline in the Euro, British Pound Sterling and the Japanese Yen against the U.S. dollar.

Total revenues generated from markets outside North America, including export sales, for fiscal 2002, 2001 and 2000 were $174.0 million, $170.6 million and $161.2 million, or 35%, 32% and 32% of total revenues, respectively.

Software licenses. Software license revenues decreased 14% in fiscal 2002, compared to a decrease of 5% in fiscal 2001. While our average transaction size increased 6% to approximately $117,000 for fiscal 2002 from approximately $110,000 for fiscal 2001, we had a reduction in the total number of transactions, thus resulting in lower license revenue. This decline was primarily attributable to continuing weak economic conditions both domestically and internationally, which has caused delays in our customer’s capital spending, and a drop in revenues from older-generation products that was more rapid than the increase in newer-generation product revenues. The decline in software license revenues in fiscal 2001 was due to a longer sales cycle caused by the economic weakness in North American sales. Channel revenues also declined as a percentage of total software revenues in fiscal 2001 compared to fiscal 2000 and application product revenue declined as a percentage of total software revenue as our new products were still in the early stages of their product life cycles.

The split between application and technology product license revenues was 47%-53% in fiscal 2002, 45%-55% in fiscal 2001 and 49%-51% in fiscal 2000. Application license revenue is generated from our packaged financial and business performance management applications, and technology product license revenue is generated from Hyperion Essbase and related tools. Increasingly, we are winning deals by leading with our application products, which helps drive additional technology business as part of an integrated business performance management suite of products. Our two new financial application products, Hyperion Planning and Hyperion Financial Management, largely accounted for the increase in application license revenue as a percentage of total license revenue in fiscal 2002. In fiscal 2001, we signed more large deals with technology products included whereas in fiscal 2000 we sold a significant number of pure application product deals, which resulted in a decrease in application license revenue as a percentage of total license revenue in fiscal 2001. In addition, Hyperion Planning and Hyperion Financial Management were still in the early stages of their product life cycles in fiscal 2001 and the first half of fiscal 2002. (See the heading “Product Enhancement and New Product Introductions Involve Inherent Risk” in the section entitled “Factors that May Affect Future Results.”)

We market our products through our direct sales force and channel partners. Historically, we have generated the majority of our revenue from the direct sales force. We continue to focus on complementing our direct sales force with channel partners, which consists of OEMs, VARs, independent distributors and sales agents. Revenue from all channel partners comprised 25%, 21% and 27% of license revenue in fiscal 2002, 2001 and 2000, respectively. The increase in the percentage of total license revenue derived through our channel partners in fiscal 2002 was primarily due to a greater emphasis on effectively leveraging our channel partners. This increase continues to bring us closer to our target for direct sales force and channel partner revenue split of 67% — 33%. No single partner represented more than 10% of total revenue during fiscal 2002, 2001 or 2000.

Maintenance and services. Maintenance and services revenue decreased 1% in fiscal 2002, compared to an increase of 16% in fiscal 2001. The decrease in absolute dollars in fiscal 2002 was primarily due to a 15% decrease in consulting and training revenues. Consulting revenues decreased as a result of our increased use of our channel partners to provide consulting services and general economic weakness. Partially offsetting the decrease in consulting revenue was a 9% increase in maintenance revenue, which was due to year-over-year growth of our installed customer base.

Maintenance and services revenue increased 16% in fiscal 2001 due primarily to the 24% increase in services revenue related to the increase in technology product related services. Maintenance revenues increased 11% in fiscal 2001 due to a larger installed base of customers receiving ongoing maintenance and support services.

COST OF REVENUES

	Year Ended June 30,

		Gross		Gross		Gross
(In thousands)	2002	margin	2001	margin	2000	margin

Software licenses	$15,430	92%	$16,334	93%	$8,782	96%
Maintenance and services	137,047	54%	161,016	46%	146,348	44%

Cost of software license revenues. Cost of software license revenues consists primarily of royalty expenses, cost of product packaging and documentation materials, amortization of capitalized software development costs and amortization of acquired technologies. The 6% decrease in the cost of software license revenues in fiscal 2002 compared to fiscal 2001 was primarily attributable to the 14% decrease in software license revenue and the related decrease in royalty payments to third-parties. The 86% increase in the cost of software license revenues in fiscal 2001 compared to fiscal 2000 principally reflects increased royalty payments to third-parties for software supplied by them and distributed by us. The total cost of software license revenues as a percentage of license revenues was 8%, 7% and 4% for fiscal 2002, 2001 and 2000, respectively.

In fiscal 2002, 2001 and 2000, we capitalized $0.6 million, $2.2 million and $2.6 million of software product development costs, respectively, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to development and localization of our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, but generally for no more than three years. The amortization of capitalized product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenues. The cost of providing maintenance and services consists largely of compensation and benefits for consulting, education and support personnel. The 15% decrease in cost of maintenance and services revenue in fiscal 2002 compared to fiscal 2001 was primarily due to controls over headcount and employee related expenses, mainly as a result of our restructuring in the fourth quarter of fiscal 2001. The decrease was also due in part to a reduction in variable pay as a result of lower consulting revenues. The continued gross margin improvement on maintenance and services revenue is a direct reflection of our focus on margin improvement and the results of rebalancing our cost structure.

The 10% increase in the cost of maintenance and service revenues in fiscal 2001 compared to fiscal 2000 was due primarily to additional staffing expenses for both installation and ongoing support services. These staffing expenses grew with an increase in headcount and utilization of independent contractors to assist with the implementation of our technology products.

OPERATING EXPENSES

	Year Ended June 30,

		Percent of		Percent of		Percent of
(In thousands)	2002	revenue	2001	revenue	2000	revenue

Sales and marketing	$182,311	37%	$208,336	39%	$189,467	38%
Research and development	72,206	15%	81,597	15%	70,154	14%
General and administrative	64,843	13%	72,823	14%	44,423	9%

Total operating expenses	$319,360		$362,756		$304,044

In the fourth quarter of fiscal 2001, we announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a company-wide initiative to align personnel with our new strategy, which resulted in a reduction of our workforce by approximately 300, or 12% of the worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, we consolidated some of our facilities and exited other facilities. We also focused on reducing all other discretionary expenditures with emphasis on travel costs and external consulting costs across all functional areas. As a result of this restructuring plan and our strong focus on controlling costs in fiscal 2002, total operating expenses are down 12% from fiscal 2001.

Sales and marketing. Sales and marketing expense decreased 12% in fiscal 2002 due to the restructuring plan and cost saving measures discussed above, as well as our continuing focus on marketing our products through our channel partners. We have consolidated marketing activities into a centralized marketing organization to reduce overlap of marketing activities in an effort to support future revenue growth while at the same time control related expenses. The decrease in sales and marketing expense in fiscal 2002 was primarily attributable to decreases in marketing expenses of $9.1 million and decreases in salaries and related employee expenses of $8.4 million.

Sales and marketing expense increased 10% in fiscal 2001 due to incentive compensation payments to sales personnel, increases in compensation associated with additional headcount, and increases in marketing and promotional expenses associated with both a corporate branding advertising campaign and new product launches.

Research and development. Research and development expense decreased 12% in fiscal 2002 primarily due to a decrease in the utilization of independent contractors and temporary staffing of $4.8 million and decreases in salaries and related employee expenses of $4.5 million. We have focused our efforts in research and development on our core products, thereby reducing our reliance on independent contractors and reducing operating costs.

Research and development expense increased 16% in fiscal 2001 due to increases in compensation and independent contractor expenses related to the release of new products and enhanced versions of existing products.

General and administrative. General and administrative expense decreased 11% in fiscal 2002 due primarily to decreases in professional services and independent contractor expenditures of $9.2 million and a decrease in bad debt expense of $2.0 million. These decreases are the direct result of our reduction in discretionary spending, as well as our focus on invoicing and collection process improvements.

General and administrative expense increased 64% in fiscal 2001 due primarily to an increase in bad debt expense, fees related to the outsourcing of our accounting function and professional services fees related to our efforts to reduce our days sales outstanding.

RESTRUCTURING AND NON-RECURRING CHARGES

Restructuring and non-recurring charges totaled $0.1 million, $42.8 million and $2.1 million in fiscal 2002, 2001 and 2000, respectively. The restructuring and non-recurring charge in fiscal 2002 resulted from adjustments made to the restructuring and non-recurring charge recorded in the fourth quarter of fiscal 2001.

A summary of the fiscal 2001 restructuring and non-recurring charge and reserve balance is as follows (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total

Initial charge	$8,674	$17,227	$11,008	$5,876	$42,785
Cash paid	(3,137)	—	—	—	(3,137)
Non-cash	—	—	(11,008)	(610)	(11,618)

Reserve balance at June 30, 2001	5,537	17,227	—	5,266	28,030
Cash paid	(5,058)	(2,735)	—	(751)	(8,544)
Adjustments	(126)	393	—	(1,141)	(874)

Reserve balance at June 30, 2002	$353	$14,885	$—	$3,374	$18,612

As of June 30, 2001, we had communicated to all impacted employees regarding employee separation benefits and the timing of separation, and all 300 positions had been separated or were in the separation process, resulting in cash payments of $3.1 million. Additional payments of $5.1 million were made during fiscal 2002 and the remaining severance payments of approximately $0.4 million will be paid in the first half of fiscal 2003. All restructuring activities related to the disposal and/or impairment of long-term assets were completed as of June 30, 2001, and all restructuring activities associated with the consolidation of facilities were completed by June 30, 2002.

Approximately $11.6 million of the $42.8 million restructuring and non-recurring charge recorded in fiscal 2001 did not require an outflow of cash, but the remaining $31.2 million has required or will require the use of cash (primarily payments due under long-term lease obligations). The reserve balance at June 30, 2002 of $18.6 million, which relates primarily to future lease obligations, is included in other current liabilities and other liabilities on the accompanying consolidated balance sheet. We substantially completed our restructuring activities related to the restructuring plan described above during fiscal 2002, however payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. If we are unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, we could find it necessary to further adjust our cost structure through the execution of additional restructuring plans.

In fiscal 2000, we recorded a non-recurring charge of approximately $2.1 million associated with restructuring our European operations and costs associated with outsourcing our North American accounting department. This charge was comprised primarily of severance costs, substantially all of which had been paid as of June 30, 2001.

INTEREST INCOME AND EXPENSE

	Year Ended June 30,

		Percent		Percent
(In thousands)	2002	change	2001	change	2000

Interest income	$7,027	-46%	$12,987	0%	$13,010
Interest expense	(4,635)	-16%	(5,502)	-2%	(5,588)

Interest income consists of interest earned on cash, cash equivalent and short-term investment balances. Although our cash and investment balances increased during fiscal 2002 compared to fiscal 2001, interest income decreased due to the sharp decline in interest rates during fiscal 2002. Interest income decreased slightly in fiscal 2001 compared to fiscal 2000 due to a decrease in our cash and investment balances resulting primarily from the repurchases of our common stock and convertible subordinated notes and reduced employee stock option exercises in fiscal 2001.

Interest expense consists primarily of the interest paid and amortization of issuance costs related to the convertible subordinated notes we issued in March 1998 and the interest on our mortgage loan. As discussed below, we repurchased convertible subordinated notes with a face value of $10.0 million and $11.3 million during fiscal 2002 and 2001, respectively, thus reducing the amount of interest expense incurred during these years.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

Our effective income tax rates for fiscal 2002, 2001 and 2000 were 36%, 31% and 37%, respectively. Excluding the impact of restructuring and non-recurring charges, our effective income tax rate was 38% in fiscal 2001. Our effective tax rate decreased in fiscal 2002 due to the elimination of a permanent difference related to the amortization of goodwill and a change in the geographical mix of income. We expect our effective tax rate for fiscal 2003 to remain at 36%.

EXTRAORDINARY GAIN

During fiscal 2002, we repurchased convertible subordinated notes with a face value of $10.0 million for a total cost of $8.9 million, resulting in an extraordinary gain of approximately $0.6 million after income taxes, or approximately $0.02 per share. During fiscal 2001, we repurchased convertible subordinated notes with a face value of $11.3 million for a total cost of $8.7 million, resulting in an extraordinary gain of approximately $1.5 million after income taxes, or approximately $0.04 per share. Depending on market conditions and other factors, we may repurchase additional convertible subordinated notes in the open market in fiscal 2003.

NET INCOME (LOSS)

As a result of the above factors, we generated net income of $15.0 million, or $0.45 per diluted share, in fiscal 2002 compared to a net loss of $31.1 million, or $0.95 per diluted share, in fiscal 2001, and net income of $28.8 million, or $0.87 per diluted share, in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended June 30,

		Percent		Percent
(In thousands)	2002	change	2001	change	2000

Cash, cash equivalents and short-term investments	$330,258	29%	$255,366	-13%	$295,159
Working capital	281,501	11%	254,141	-15%	297,745
Net cash provided by operating activities	84,355	170%	31,273	13%	27,774
Net cash used in investing activities	(14,625)	-62%	(38,959)	50%	(25,986)
Net cash provided by (used in) financing activities	4,126	123%	(18,106)	-159%	30,672

To date, we have financed our business through positive cash flow from operations and, to a lesser extent, through the issuance of capital stock and convertible subordinated notes. During fiscal 2002, 2001 and 2000, we invested our cash primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly-liquid securities with maturities of three months or less.

In fiscal 2002, 2001 and 2000, we generated positive cash flow from operations of $84.3 million, $31.3 million and $27.8 million, respectively. The considerable increase in operating cash flows for fiscal 2002 was primarily attributable to the net income for the year and a significant decrease in accounts receivable, resulting from our focus on invoicing and collection process improvements.

Net cash used in investing activities amounted to $14.6 million, $39.0 million and $26.0 million in fiscal 2002, 2001 and 2000, respectively. Our capital expenditures in fiscal 2002, 2001 and 2000 consisted primarily of purchases of resources to manage our operations, including computer hardware and software and leasehold improvements. The higher level of purchases of property and equipment in fiscal 2001 compared to fiscal 2002 and 2000 was attributable to the acquisition of several critical business systems during fiscal 2001, including Vantive, Callidus and our ERP platform.

Net cash provided by financing activities was $4.1 million in fiscal 2002, compared to net cash used in financing activities of $18.1 million in fiscal 2001 and net cash provided by financing activities of $30.7 million in fiscal 2000. The cash provided by financing activities in fiscal 2002 was due to $13.2 million of proceeds from the exercise of stock options and the employee stock purchase plan, which was partially offset by $8.9 million used to repurchase convertible subordinated notes. The negative cash flow from financing activities in fiscal 2001 primarily resulted from the repurchases of our common stock and convertible subordinated notes during the period. In November 2000, our board of directors authorized the repurchase of up to $100.0 million of our outstanding common stock at market prices over the following twelve months. Pursuant to this repurchase program, we repurchased 1,389,000 shares during fiscal 2001 at a cost of approximately $23.8 million. During fiscal 2001, we also repurchased convertible subordinated notes for a total cost of $8.7 million. These amounts were partially offset by proceeds from the exercise of stock options and the employee stock purchase plan of $14.0 million for fiscal 2001. During fiscal 2000, the cash provided by financing activities resulted from proceeds from the exercise of stock options and the employee stock purchase plan of $35.2 million. In fiscal 2000, we also made principal payments of $4.5 million related to the loan agreement with the Connecticut Development Authority governing the $9.5 million mortgage loan issued to us in 1995 to purchase an office and research facility in Stamford, Connecticut.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least June 30, 2003. However, to the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

The following table summarizes our contractual obligations as of June 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,

	2003	2004	2005	2006	2007	Thereafter	Total

Non-cancellable operating leases	$20,299	$16,113	$14,418	$11,788	$9,662	$23,555	$95,835
4.5% convertible subordinated notes	—	—	78,750	—	—	—	78,750
Mortgage loan	243	258	1,794	—	—	—	2,295

	$20,542	$16,371	$94,962	$11,788	$9,662	$23,555	$176,880

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The adoption of the provisions of SFAS No. 141, effective July 1, 2001, did not have a material impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement supersedes APB Opinion No. 17, “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Under SFAS No. 142, goodwill is tested for impairment annually, and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing for goodwill is done at a reporting unit level. Currently, We have identified one reporting unit under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets, including goodwill, exceeds the estimated fair value of the reporting unit. We adopted SFAS No. 142 on July 1, 2001, which resulted in us no longer amortizing our existing net goodwill balance of approximately $7.2 million. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis over periods ranging from 3 to 7 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is calculated as the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The impact of SFAS No. 142 on fiscal 2001 results would have decreased our loss before extraordinary item and net loss by approximately $2.7 million, or $0.08 per diluted share. The impact of SFAS No. 142 on fiscal 2000 results would have increased our income before extraordinary item and net income by approximately $1.7 million, or $0.05 per diluted share.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, we adopted this new statement on July 1, 2002. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB issued a Staff Announcement that requires classification of reimbursements for “out-of-pocket” expenses incurred as revenue in the income statement. This Announcement was effective for reporting periods beginning after December 15, 2001. We adopted this Announcement effective January 1, 2002. As a result of this Announcement, we no longer record “out-of-pocket” expense reimbursements as a reduction of costs incurred and comparative financial statements from prior periods have been reclassified. For the years ended June 30, 2001 and 2000, approximately $11.3 million and $6.9 million has been reclassified primarily from cost of maintenance and services to maintenance and services revenues to conform to our current period presentation.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to determine the classification of those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. We are currently assessing the impact of SFAS No. 145 on our operating results and financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are currently assessing the impact of SFAS No. 146 on our operating results and financial condition.

RELATED PARTY TRANSACTIONS

In March 2002, Siebel Systems, Inc. purchased several products from us for approximately $0.9 million for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to purchase the same products in accordance with normal contractual terms and conditions. The Chief Financial Officer of Siebel is on our board of directors.

In March 2002, we purchased approximately $3.0 million of software, maintenance and services from Siebel for the purpose of implementing a worldwide customer relationship management system. We capitalized in property and equipment approximately $2.6 million of this amount, as it related to software licenses, and recorded the remaining $0.4 million in prepaid expenses. The prepaid expenses are being amortized as the services are provided, and approximately $0.1 million was amortized during the year ended June 30, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS. Our revenue growth and profitability depend on the overall demand for computer software and services, which in turn depend on general economic and business conditions. While we have been able to increase revenues sequentially over the last several quarters, continued softness in the economy could result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote revenue growth rates in all economic conditions.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS INVOLVE INHERENT RISKS. We compete in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. We continually expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to, product quality, the fit of the new products and features with the customer’s needs, the successful adaptation of third-party technology into our products, educating our sales, marketing and consulting personnel to work with the new products and features, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. Our failure to successfully introduce, market and sell new products and technologies or enhance and improve existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on our business, results of operations or financial position. These risks tend to be greater when newer products, such as Hyperion Financial Management and Hyperion Planning, make up a larger portion of the overall product mix. In the coming year, as more and more of these newer products are deployed, our service and maintenance organizations, along with our partners, will have to rapidly increase their ability to install and service these products, and we must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenue.

WE OPERATE IN A VERY COMPETITIVE ENVIRONMENT. The markets in which we compete are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We have experienced, and expect that we will continue to experience, vigorous competition from both current and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than we do. We expect additional competition as other established and emerging companies enter into both the OLAP and application parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

CHANGING OUR PRICING COULD ADVERSELY AFFECT OUR BUSINESS. In an effort to simplify and clarify our product positioning and marketing, we periodically make changes to our product pricing. While we do not believe these pricing changes will have a material impact on license revenue, any such broadly based changes to pricing could have a material adverse effect on our business, results of operations or financial position as customers change or delay their purchasing decisions in response to such pricing revisions. Additional risks of such pricing changes include delays in transactions as our sales force learns how to deploy the new pricing, and delay or loss of revenues as the competition reacts to the pricing changes. In the future, intense competition in the various markets in which we compete may put pressure on us to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Any such price reductions could have a material adverse effect on our business, results of operations or financial position.

WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONAL IMPROVEMENTS. As part of our focus on improving our operating margins, we are driving toward continued efficiencies in not only our sales force, but also our services, product development, product marketing, finance, and other administrative processes. The ability to continue to realize current efficiencies, and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on our profits. There is also a risk that, as newer sales, services and marketing strategies are implemented, the changes will either be unduly disruptive or less effective.

BACK-ENDED QUARTERS. Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of our quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final week of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, we must rely on our forecasts of revenue for planning, modeling and other purposes. Forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. A significant discrepancy between actual results and sales forecasts could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. Any publicly stated revenue or earnings projections by us are especially subject to this risk.

RESTRUCTURING MAY ADVERSELY AFFECT PRODUCTIVITY. We have continued to restructure and make other adjustments to our sales and other operations and may do so in the future. These changes have historically resulted in temporary sales or other productivity issues in the short term. The restructured organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure of the organization to maintain or improve momentum and productivity could materially impact our revenue and profits.

INTERNATIONAL OPERATIONS ARE SUBJECT TO SIGNIFICANT RISKS. A substantial portion of our revenue is derived from international sales and is, therefore, subject to the related risks, including the general economic conditions in each country, the overlap of different tax structures, the difficulty of managing an organization spread over various countries, changes in regulatory requirements, compliance with a variety of foreign laws and regulations, longer payment cycles, volatilities of exchange rates, import and export licensing requirements, trade restrictions and changes in tariff rates. There can be no assurances that we will be able to successfully address each of these challenges.

INABILITY TO HIRE AND RETAIN EMPLOYEES COULD HARM OUR BUSINESS. Our future operating results depend significantly upon the retention and hiring of technical and management personnel. Competition for such personnel is intense, and there can be no assurance that we will retain our key managerial or technical personnel or attract such personnel in the future. Either directly or through personnel search firms, we actively recruit qualified development, sales and marketing personnel. We have at times experienced difficulty recruiting or retaining qualified personnel and there can be no assurance that we will not experience such difficulties in the future, which could have a material adverse effect on our business, operating results and financial condition. We will seek approval of additional stock options under our employee stock option plan at our 2002 Annual Meeting of Stockholders. Stockholders have shown increasing reluctance to approve stock option plans. We requested the stockholders approve additional shares for our employee option plan at our 2001 Annual Meeting of Stockholders, and the additional shares were not approved. If we are not able to offer prospective and current employees stock options on a basis generally comparable to other companies competing for the same workers, it will have a material adverse impact on our ability to attract and retain a competitive, motivated and dedicated workforce.

THERE ARE SIGNIFICANT ORGANIZATIONAL AND PRODUCT INTEGRATION RISKS RELATED TO BUSINESS COMBINATIONS. We have made and may in the future make acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in business combinations, including but not limited to: the possibility that we pay more than the value we derive from the acquisition; the difficulty of integrating the operations and personnel of the acquired businesses; the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized; the potential product liability associated with selling the acquired company’s products; the potential disruption of our ongoing business and the distraction of management from our business. These factors could have a material adverse effect on our business, results of operations or financial position, especially in the case of a large acquisition.

WE ARE SUBJECT TO THE POSSIBILITY OF INFRINGEMENT CLAIMS. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected.

ENFORCEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY BE DIFFICULT. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. There can be no assurance that our means of protecting its proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

OUR STOCK PRICE MAY BE VOLATILE. The market price of our common stock is subject to significant fluctuations. The market price of our common stock may be significantly affected by factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by us or our competitors, changes in our or our competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix for us as a whole or for specific geographic areas or business units, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of our common stock could be adversely affected by such fluctuations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. At June 30, 2002, our investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, with a fair value of $19.1 million. The portfolio is invested in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% increase in market interest rates would not have a material effect on our investment portfolio.

Our long-term debt bears interest at fixed interest rates and, therefore, relative to our long-term debt, an immediate 10% change in market interest rates would not have a material impact our financial condition or results of operations. As of June 30, 2002, our long-term debt consists of 4.5% convertible subordinated notes due March 2005 with a face value of $78.8 million and a mortgage loan with an outstanding principal balance of $2.3 million bearing interest at 6.0%.

Foreign Currency Exchange Rate Risk. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. Additionally, intercompany balances arise from software royalty fees that are charged to our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of certain intercompany balances for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in our intercompany accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in our consolidated statements of income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains and losses were not material for fiscal 2002, 2001 and 2000. We had no open foreign currency forward exchange contracts as of June 30, 2002.

We are also exposed to foreign currency exchange rate fluctuations as the income statements of our foreign subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for fiscal 2002 was not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Hyperion Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries (“Hyperion”) at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Hyperion’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California
July 25, 2002, except Note 10,
which is as of August 29, 2002

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$311,130	$232,904
Short-term investments	19,128	22,462
Accounts receivable, net of allowances of $10,660 and $12,476	110,196	156,835
Deferred income taxes	15,495	19,175
Prepaid expenses and other current assets	17,240	20,491

TOTAL CURRENT ASSETS	473,189	451,867

Property and equipment, net	69,866	80,752
Goodwill	8,171	7,169
Intangible assets, net	8,493	9,303
Deferred income taxes	17,993	13,294
Other assets	6,178	8,008

TOTAL ASSETS	$583,890	$570,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,858	$52,211
Accrued employee compensation and benefits	39,005	31,554
Deferred revenue	94,910	100,234
Other current liabilities	6,915	13,727

TOTAL CURRENT LIABILITIES	191,688	197,726

Long-term debt	80,802	91,045
Other liabilities	11,743	14,303

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 34,662 and 33,715 shares issued and outstanding	35	34
Additional paid-in capital	227,563	212,952
Treasury stock, at cost: 1,344 and 1,355 common shares	(23,097)	(23,270)
Retained earnings	103,472	88,599
Accumulated other comprehensive loss	(8,316)	(10,996)

TOTAL STOCKHOLDERS’ EQUITY	299,657	267,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,890	$570,393

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended June 30,

	2002	2001	2000

REVENUES
Software licenses	$196,066	$227,994	$240,326
Maintenance and services	295,952	300,017	259,006

TOTAL REVENUES	492,018	528,011	499,332

COSTS AND EXPENSES
Cost of revenues:
Software licenses	15,430	16,334	8,782
Maintenance and services	137,047	161,016	146,348
Sales and marketing	182,311	208,336	189,467
Research and development	72,206	81,597	70,154
General and administrative	64,843	72,823	44,423
Restructuring and non-recurring charges	107	42,785	2,066
Merger credits	—	—	(305)

TOTAL COSTS AND EXPENSES	471,944	582,891	460,935

OPERATING INCOME (LOSS)	20,074	(54,880)	38,397

Interest income	7,027	12,987	13,010
Interest expense	(4,635)	(5,502)	(5,588)

INCOME (LOSS) BEFORE INCOME TAXES	22,466	(47,395)	45,819
Provision for (benefit from) income taxes	8,087	(14,858)	17,000

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	14,379	(32,537)	28,819
Extraordinary item- gain on redemption of debt, net of income tax of $339, $898 and $0	602	1,464	—

NET INCOME (LOSS)	$14,981	$(31,073)	$28,819

EARNINGS (LOSS) PER SHARE
Basic:
Income (loss) before extraordinary item	$0.44	$(0.99)	$0.91
Extraordinary gain	0.02	0.04	—

Net income (loss)	$0.46	$(0.95)	$0.91

Diluted:
Income (loss) before extraordinary item	$0.43	$(0.99)	$0.87
Extraordinary gain	0.02	0.04	—

Net income (loss)	$0.45	$(0.95)	$0.87

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,836	32,592	31,665
Diluted	33,491	32,592	33,107

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY & COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock		Treasury Stock				Accumulated
					Additional		Other
		Par		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Shares	Value	Capital	Earnings	Loss	Total

Balance at June 30, 1999	30,842	$31	—	$—	$153,545	$90,917	$(3,717)	$240,776
Comprehensive income:
Net income						28,819		28,819
Currency translation effect							(3,567)	(3,567)

Total comprehensive income								25,252

Shares issued under stock plans	1,774	2			35,197			35,199
Income tax benefit from exercise of stock options					8,634			8,634

Balance at June 30, 2000	32,616	33	—	—	197,376	119,736	(7,284)	309,861
Comprehensive loss:
Net loss						(31,073)		(31,073)
Currency translation effect							(3,712)	(3,712)

Total comprehensive loss								(34,785)

Treasury shares repurchased			1,389	(23,764)				(23,764)
Shares issued under stock plans	1,099	1	(34)	494	14,101	(64)		14,532
Income tax benefit from exercise of stock options					1,475			1,475

Balance at June 30, 2001	33,715	34	1,355	(23,270)	212,952	88,599	(10,996)	267,319
Comprehensive income:
Net income						14,981		14,981
Currency translation effect							2,653	2,653
Unrealized gains on investments							27	27

Total comprehensive income								17,661

Shares issued under stock plans	947	1	(11)	173	13,378	(108)		13,444
Income tax benefit from exercise of stock options					1,233			1,233

Balance at June 30, 2002	34,662	$35	1,344	$(23,097)	$227,563	$103,472	$(8,316)	$299,657

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,981	$(31,073)	$28,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on redemption of debt	(941)	(2,362)	—
Loss on sale of assets	128	—	—
Depreciation and amortization	31,907	38,901	34,482
Provision for accounts receivable allowances	20,850	27,677	8,316
Deferred income taxes	(932)	(12,602)	(3,368)
Income tax benefit from exercise of stock options	1,233	1,475	8,634
Other	—	10,902	—
Changes in assets and liabilities:
Accounts receivable	31,856	(22,629)	(59,454)
Prepaid expenses and other current assets	3,932	(10,389)	(2,060)
Other assets	(621)	286	546
Accounts payable and accrued expenses	(6,290)	2,278	(2,015)
Accrued employee compensation and benefits	6,399	(1,015)	2,301
Income taxes payable	117	(9,609)	3,834
Deferred revenue	(8,892)	11,403	7,739
Other current liabilities	(6,812)	13,727	—
Other liabilities	(2,560)	14,303	—

Net cash provided by operating activities	84,355	31,273	27,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investments, net	5,396	8,291	5,590
Purchases of property and equipment, net	(15,067)	(42,573)	(21,805)
Purchases of intangible and other assets	(4,954)	(4,677)	(4,683)
Business acquisitions	—	—	(5,088)

Net cash used in investing activities	(14,625)	(38,959)	(25,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loan	(242)	(222)	(4,527)
Redemption of debt	(8,931)	(8,652)	—
Treasury stock transactions, net	64	(23,270)	—
Proceeds from exercise of stock options and employee stock purchase plan	13,235	14,038	35,199

Net cash provided by (used in) financing activities	4,126	(18,106)	30,672
Effect of exchange rate on cash and cash equivalents	4,370	(3,712)	(3,567)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,226	(29,504)	28,893
Cash and cash equivalents at beginning of year	232,904	262,408	233,515

CASH AND CASH EQUIVALENTS AT END OF YEAR	$311,130	$232,904	$262,408

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9,095	$5,838	$8,500
Cash paid for interest	$4,316	$4,841	$4,712

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Hyperion Solutions Corporation (“Hyperion”) develops, markets and supports business performance management software solutions that enable companies to continually measure performance, anticipate results and drive profitability across key business activities. Hyperion’s customers use its products to help them collaborate enterprise-wide, focus resources, improve operational efficiencies and leverage opportunities for growth.

Hyperion’s business performance management solutions provide comprehensive support for the entire process of goal setting, business modeling, planning, budgeting, performance monitoring, analyzing and reporting throughout organizations. Hyperion’s products complement existing enterprise resource planning, customer relationship management, supply chain management and transaction systems by integrating data from multiple sources, providing a common view across the enterprise and enabling an integrated business performance management process that aligns individual goals with corporate objectives.

Hyperion provides applications along with a development and deployment platform to enable enterprise-class business performance management across a wide variety of functional and business activity areas. Hyperion uses its online analytical processing technology, Hyperion Essbase, as the foundation for its platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with Hyperion’s packaged applications to support the entire business performance management process. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Hyperion and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Revenue Recognition

Hyperion derives revenues from the licensing of its software products and providing maintenance and professional services. Hyperion’s standard software license agreement is a perpetual license to use its products on an end user, concurrent user or central processing unit basis. Hyperion records revenue from licensing of software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed and determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. VSOE of fair value for services is based upon the standard hourly rate Hyperion charges for such services when sold separately. VSOE of fair value for maintenance is measured by the stated renewal rates included in the contracts. If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally a 12 month prepaid contract that is recognized ratably over the period. Customers may also enter into a professional services arrangement that is typically on a time and materials basis and includes consulting and training services. Consulting and training revenues are typically recognized as earned.

Consulting revenues are generated primarily from implementation services related to the installation of Hyperion’s products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Hyperion’s services are generally not essential to the functionality of the software. Hyperion’s products are fully functional upon delivery of the product and implementation does not require any significant modification or alteration. Hyperion’s services often include assistance with product adoption. Other significant factors considered in determining whether the revenue should be accounted for separately include degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Customers generally purchase these services to facilitate the adoption of Hyperion’s products and obtain dedicated personnel to participate in the services being performed, but they may also decide to use their own internal resources or appoint other professional service organizations to provide these services. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. If an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

Foreign Currency

The functional currency of Hyperion’s international subsidiaries is their local currency. The financial statements of these subsidiaries are translated into United States dollars using the period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues and expenses. Translation gains and losses that Hyperion considers to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Translation gains and losses for those international subsidiaries for which Hyperion anticipates settlement in the foreseeable future are recorded in the consolidated statements of income. Net gains and losses resulting from foreign exchange transactions are also included in the consolidated statements of income. The net gains and losses recorded in the consolidated statements of income were not significant during the periods presented.

Stock-Based Compensation

Hyperion accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Hyperion generally grants its stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of income.

Cash, Cash Equivalents and Short-Term Investments

Hyperion classifies highly-liquid investments with remaining maturities of three months or less at the time of purchase as cash equivalents. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations.

Investments are comprised of U.S. government and debt securities. Investments with remaining maturities exceeding three months but less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. All debt securities that have readily determinable fair values have been classified as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As a result, investments are reported at fair value, and unrealized holding gains and losses, net of applicable taxes, are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. To date, unrealized gains and losses have not been material. On a quarterly basis, management evaluates individual securities to determine whether a decline in fair value is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in the statement of income. Interest income is recognized when earned. Realized gains and losses for marketable securities are derived using the specific identification method for determining the cost of the securities sold.

Allowance for Doubtful Accounts

Hyperion makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these percentages, Hyperion analyzes its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed.

Fair Value of Financial Instruments

All current assets and current liabilities, because of their short-term nature, are stated at cost, which approximates fair value. The fair value of Hyperion’s 4.5% convertible subordinated notes was approximately $71.2 million at June 30, 2002, based on quoted market prices. The carrying amount of Hyperion’s mortgage loan approximates fair value due to the market value interest rate which this loan bears.

Long-Lived Assets

Hyperion accounts for long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” which requires Hyperion to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, Hyperion estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized. An impairment charge of $4.1 million was recorded during the year ended June 30, 2001.

Product Development Costs

Hyperion begins capitalizing software product development costs, principally wages and contractor fees, only after establishing technological feasibility. Capitalization ceases when the product is available for general release. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the products bear to the total current and anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic life of the products (generally three years). The amortization of capitalized product development costs begins upon the general release of the software to customers.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Hyperion’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Concentration of Credit Risk

Financial instruments that potentially subject Hyperion to a concentration of credit risk principally comprise cash and cash equivalents, short-term investments and accounts receivable. Regarding its cash equivalent and short-term investments, Hyperion only invests in instruments with an investment credit rating of AA and better. Hyperion places its investments for safekeeping with high-credit-quality financial institutions, and by policy, limits the amount of credit exposure from any one institution or issuer.

For fiscal 2002, 2001 and 2000, Hyperion had no customers that accounted for 10% or more of total revenues. As of June 30, 2002 and 2001, Hyperion had no customers that accounted for 10% or more of gross accounts receivable.

Earnings Per Share

Earnings per share, or EPS, is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options (using the treasury stock method) and shares issuable upon conversion of the convertible subordinated notes (using the if-converted method). Potentially dilutive securities are excluded from the computation of diluted EPS if their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended June 30,

	2002	2001	2000

Numerator:
Income (loss) before extraordinary item	$14,379	$(32,537)	$28,819
Extraordinary item — gain on redemption of debt	602	1,464	—

Net income (loss)	$14,981	$(31,073)	$28,819

Denominator for basic EPS	32,836	32,592	31,665
Dilutive effect of stock options	655	—	1,442

Denominator for diluted EPS	33,491	32,592	33,107

Basic EPS:
Income (loss) before extraordinary item	$0.44	$(0.99)	$0.91
Extraordinary gain	0.02	0.04	—

Net income (loss)	$0.46	$(0.95)	$0.91

Diluted EPS:
Income (loss) before extraordinary item	$0.43	$(0.99)	$0.87
Extraordinary gain	0.02	0.04	—

Net income (loss)	$0.45	$(0.95)	$0.87

For fiscal 2002, 2001 and 2000, stock option rights totaling 5.7 million, 8.4 million and 1.7 million common shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For fiscal 2002, 2001 and 2000, 1.4 million, 1.6 million and 1.8 million shares of common stock issuable upon conversion of the convertible subordinated notes due 2005 have been excluded from the diluted EPS calculation because of their antidilutive effect.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. The net unrealized gains and losses on available-for-sale securities for the years ended June 30, 2001 and 2000 were not material.

Derivative Instruments and Hedging Activities

Effective July 1, 2000, Hyperion adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement to the extent effective, and requires that Hyperion formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on Hyperion’s financial condition or results of operations.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” which supersedes APB Opinion No. 16, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The adoption of the provisions of SFAS No. 141, effective July 1, 2001, did not have a material impact on Hyperion’s financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement supersedes APB Opinion No. 17, “Intangible Assets,” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Under SFAS No. 142, goodwill is tested for impairment annually, and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment testing for goodwill is done at a reporting unit level. Currently, Hyperion has identified one reporting unit under the criteria set forth by SFAS No. 142. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets, including goodwill, exceeds the estimated fair value of the reporting unit. Hyperion adopted SFAS No. 142 effective July 1, 2001, which resulted in Hyperion no longer amortizing its existing net goodwill balance of approximately $7.2 million. With the adoption of SFAS No. 142, intangible assets with a definite life are amortized on a straight-line basis over periods ranging from 3 to 7 years. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is calculated as the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The impact of SFAS No. 142 on fiscal 2001 results would have decreased the loss before extraordinary item and the net loss by approximately $2.7 million, or $0.08 per diluted share. The impact of SFAS No. 142 on fiscal 2000 results would have increased income before extraordinary item and net income by approximately $1.7 million, or $0.05 per diluted share.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Hyperion adopted this new statement on July 1, 2002. The adoption did not have a material impact on its financial position, results of operations or cash flows.

In November 2001, the FASB issued a Staff Announcement that requires classification of reimbursements for “out-of-pocket” expenses incurred as revenue in the income statement. This Announcement was effective for reporting periods beginning after December 15, 2001. Hyperion adopted this Announcement effective January 1, 2002. As a result, Hyperion no longer records “out-of-pocket” expense reimbursements as a reduction of costs incurred and comparative financial statements from prior periods have been reclassified. For the years ended June 30, 2001 and 2000, approximately $11.3 million and $6.9 million has been reclassified primarily from cost of maintenance and services to maintenance and services revenues to conform to the current period presentation.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to determine the classification of those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. Hyperion is currently assessing the impact of SFAS No. 145 on its operating results and financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Hyperion is currently assessing the impact of SFAS No. 146 on its operating results and financial condition.

3.   INVESTMENTS

Investments consist of the following at June 30 (in thousands):

	2002	2001

State and municipal bonds	$1,000	$1,000
U.S. government and agency obligations	15,074	8,452
Corporate notes	3,054	9,995
Foreign debt securities	—	5,013

	$19,128	$24,460

Included in foreign debt securities at June 30, 2001 are investments totaling approximately $2.0 million that have contractual maturities of between one and two years. These investments are included in other assets on the accompanying balance sheet. Gross realized gains and losses from the sale of investments were not material for the years ended June 30, 2002, 2001 and 2000.

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30 (in thousands):

			Useful
	2002	2001	Life

			(In years)

Land	$3,800	$3,800	N/A
Building and building improvements	35,799	35,756	5 - 39
Leasehold improvements	14,195	16,718	lease term
Computer equipment	85,259	77,199	2
Computer software	23,969	21,387	3 - 5
Other equipment	10,249	10,813	3 - 5
Furniture and fixtures	15,182	13,375	7
Assets not yet placed in service	5,153	3,828	N/A

	193,606	182,876
Accumulated depreciation and amortization	(123,740)	(102,124)

	$69,866	$80,752

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the improvements. Depreciation and amortization of property and equipment totaled $26.1 million, $28.3 million and $25.6 million in fiscal 2002, 2001 and 2000, respectively. Additionally, a $5.3 million impairment charge to property and equipment was recognized in fiscal 2001.

5.   GOODWILL

The changes in the carrying amount of goodwill consist of the following (in thousands):

	2002	2001

Balance at beginning of year	$7,169	$8,555
Goodwill acquired during the period	1,000	2,784
Amortization	—	(4,300)
Other	2	130

Balance at end of year	$8,171	$7,169

6.   INTANGIBLE ASSETS

Intangible assets consist of the following at June 30 (in thousands):

	2002		2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Product development costs	$17,474	$(14,544)	$17,596	$(13,281)
Acquired technologies	12,887	(7,454)	9,515	(5,167)
Copyrights and trademarks	1,320	(1,190)	1,263	(1,146)
Product distribution and service rights	—	—	546	(23)

	$31,681	$(23,188)	$28,920	$(19,617)

During fiscal 2002, 2001 and 2000, Hyperion capitalized product development costs of approximately $0.6 million, $2.2 million and $2.6 million, respectively. Amortization of intangible assets totaled $4.9 million, $5.8 million and $6.1 million, of which $2.0 million, $2.1 million and $2.2 million related to product development costs, for fiscal 2002, 2001 and 2000, respectively. Additionally, a $4.1 million impairment charge to reduce certain intangible assets was recognized in fiscal 2001. Product development costs, acquired technologies, copyrights and trademarks are generally amortized over three years, and product distribution rights are amortized over seven years.

Estimated amortization expense for these intangible assets will be approximately $4.9 million, $2.1 million and $1.5 million in fiscal 2003, 2004 and 2005, respectively, assuming no impairment charges are recorded during these years.

7.   INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended June 30,

	2002	2001	2000

Current:
U.S.	$6,181	$(3,730)	$16,960
State	558	(441)	2,527
Other countries	2,706	2,813	1,481

	9,445	(1,358)	20,968
Deferred:
U.S.	(571)	(13,845)	(1,522)
State	(240)	(603)	(447)
Other countries	(208)	1,846	(1,999)

	(1,019)	(12,602)	(3,968)

	$8,426	$(13,960)	$17,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities consist of the following at June 30 (in thousands):

	2002	2001

Deferred income tax assets:
Net operating loss carryforwards	$7,157	$6,195
Accounts receivable	3,406	5,152
Intangible assets	4,611	3,813
Property and equipment	14,114	9,690
Accrued expenses	12,089	14,023
Other	452	1,747

	41,829	40,620
Valuation allowance	(6,894)	(6,075)

	34,935	34,545

Deferred income tax liabilities:
Product development costs	1,172	1,626
Deferred compensation	275	450

	1,447	2,076

Net deferred income tax assets	$33,488	$32,469

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

	Year Ended June 30,

	2002	2001	2000

Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	4.0%	5.0%	3.0%
Tax exempt interest	-2.6%	3.7%	-4.8%
Goodwill	—	-0.8%	1.7%
Non-U.S. operations, including export sales	-4.0%	-4.4%	-1.1%
Change in valuation allowance	3.3%	-5.5%	0.3%
Acquired in-process technology	—	—	1.8%
Other, net	0.3%	-1.7%	1.2%

Effective income tax rate	36.0%	31.3%	37.1%

As of June 30, 2002 and 2001, Hyperion’s non-U.S. net operating loss carryforwards for income tax purposes were approximately $17.2 million and $15.2 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in 2003. Hyperion does not believe it is more likely than not that realization of the deferred tax asset is assured and has, therefore, recorded a valuation allowance of $6.9 million and $6.1 million as of June 30, 2002 and 2001.

8.   LONG-TERM DEBT

Long-term debt consists of the following at June 30 (in thousands):

	2002	2001

4.5% convertible subordinated notes	$78,750	$88,750
Mortgage loan	2,295	2,524

	81,045	91,274
Less: current portion	(243)	(229)

	$80,802	$91,045

In March 1998, Hyperion issued $100.0 million of 4.5% convertible subordinated notes, due 2005. The notes are subordinated to all existing and future senior debt and are convertible into shares of Hyperion’s common stock at a conversion price of $56.36 per share. The notes are redeemable at the option of Hyperion, in whole or in part, at any time on or after March 20, 2001, at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of the notes has the right, subject to certain conditions and restrictions, to require Hyperion to offer to repurchase all outstanding notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. Hyperion incurred $3.3 million of costs in connection with the issuance of the notes, which were deferred and included in other assets. These finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest method. Interest on the notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15. The fair value of the notes was approximately $71.2 million at June 30, 2002, based on quoted market prices.

During fiscal 2002, Hyperion repurchased $10.0 million of the notes for a total cost of $8.9 million, resulting in an extraordinary gain of approximately $0.6 million after income taxes, or approximately $0.02 per share. During fiscal 2001, Hyperion repurchased $11.3 million of the notes for a total cost of $8.7 million, resulting in an extraordinary gain of approximately $1.5 million after income taxes, or approximately $0.04 per share.

Hyperion obtained a mortgage loan of $9.5 million from the Connecticut Development Authority to purchase its Stamford, Connecticut office building. The mortgage loan is repayable in monthly installments of principal and interest with the last payment due February 2005. As of January 1, 2000, Hyperion had employed fewer employees in its Stamford, Connecticut office than required under the terms of the loan. As a result, Hyperion prepaid $4.1 million of the outstanding principal balance and incurred additional interest expense of $0.2 million. In addition, the interest rate on the remaining outstanding principal balance increased by approximately 1.4%. As of June 30, 2002, the loan bears interest at 6.0% per annum.

Future maturities of the loan and notes are as follows (in thousands):

2003	$243
2004	258
2005	80,544

$81,045

9.   RELATED PARTY TRANSACTIONS

In March 2002, Siebel Systems, Inc. purchased several products from Hyperion for approximately $0.9 million for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to purchase the same products in accordance with normal contractual terms and conditions. The Chief Financial Officer of Siebel is on the board of directors of Hyperion.

In March 2002, Hyperion purchased approximately $3.0 million of software, maintenance and services from Siebel for the purpose of implementing a worldwide customer relationship management system. Hyperion capitalized in property and equipment approximately $2.6 million of this amount, as it related to software licenses, and recorded the remaining $0.4 million in prepaid expenses. The prepaid expenses are being amortized as the services are provided, and approximately $0.1 million was amortized during the year ended June 30, 2002.

10.   COMMITMENTS AND CONTINGENCIES

Hyperion leases office and research facilities and certain computer and other equipment under operating lease agreements expiring at various dates through 2016. In addition to base rent, Hyperion is responsible for certain taxes, utilities and maintenance costs. Additionally, several leases include rentals based upon changes in the Consumer Price Index or the fair market rental value of the property and options for renewal or purchase. Hyperion subleases certain of its facilities to third-party tenants. These subleases expire at various dates from 2003 to 2016.

Future minimum lease payments under all non-cancellable operating leases with terms in excess of one year and future sublease income are as follows (in thousands):

	Future Lease	Future Sublease	Net Future Lease
Fiscal Year	Payments	Income	Payments

2003	$20,299	$1,856	$18,443
2004	16,113	1,564	14,549
2005	14,418	1,567	12,851
2006	11,788	1,589	10,199
2007	9,662	1,613	8,049
Thereafter	23,555	8,389	15,166

	$95,835	$16,578	$79,257

Rental expense for the years ended June 30, 2002, 2001 and 2000 under all lease agreements was $15.8 million, $16.9 million and $13.1 million, respectively. Sublease income was $1.0 million, $0.2 million and $0.2 million for the years ended June 30, 2002, 2001 and 2000, respectively.

On June 27, 2001, Timeline, Inc. filed a complaint against Hyperion in the United States District Court for the Western District of Washington alleging that Hyperion infringes U.S. Patent Nos. 5,802,511; 6,023,694; and 6,026,392 (the “Timeline patents”) and seeking a permanent injunction and monetary damages, including treble damages. On August 29, 2002, subsequent to the balance sheet date, Hyperion settled the lawsuit with Timeline, and each company agreed to dismiss its claims with prejudice. Under the settlement agreement, Hyperion obtained a fully paid-up license to the Timeline patents and agreed to pay Timeline a settlement totaling $1.05 million, payable over four months. This settlement has been recorded in fiscal 2002, and the resulting liability is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on the financial position, results of operations or cash flows of Hyperion.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations or cash flows of Hyperion.

11.   COMMON STOCK

During fiscal 2001, Hyperion repurchased a total of 1,389,000 shares of common stock. Hyperion reissued 11,000 and 34,000 of these shares in fiscal 2002 and 2001, respectively, in connection with stock options exercises. The remaining 1,344,000 shares are classified as treasury stock at June 30, 2002.

During fiscal 2000, Hyperion granted 100,000 restricted shares of common stock to the Chairman and Chief Executive Officer of Hyperion. The market value of the shares awarded of $1.9 million was recorded as unearned compensation - restricted stock. This amount is not reflected as a separate component of stockholders’ equity, but rather has been netted within additional paid-in capital. Unearned compensation is being amortized to expense over the four-year vesting period of the shares and amounted to $0.5 million, $0.5 million and $0.3 million in fiscal 2002, 2001 and 2000, respectively. In connection with the issuance of the restricted stock, Hyperion provided a loan to this officer for $1.0 million. The loan matures in October 2005 and is secured by a pledge of such restricted stock. Interest accrues at 6.02% per annum and is due upon maturity. In fiscal 2002, the loan was amended to provide for the forgiveness of a portion of the loan annually in the event that the earnings per share of Hyperion equal or exceed targets set by the Compensation Committee of the Board of Directors.

12.   STOCK OPTION, EMPLOYEE STOCK PURCHASE, AND EMPLOYEE SAVINGS PLANS

Stock Option Plans

As of June 30, 2002, Hyperion had an aggregate of 11.8 million common shares authorized for issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises and other equity based awards. There were 1.4 million shares available for grant under the equity plans as of June 30, 2002. Under the equity plans, stock options can be issued to employees and to non-employee directors.

Stock options are granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted under the equity plans have a maximum term of 10 years from the date of grant. Options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion.

The following table presents a summary of Hyperion’s stock option activity for the years ended June 30 (shares in thousands):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	8,423	$23.02	7,492	$25.29	5,355	$22.69
Granted	2,388	18.99	3,159	18.67	5,123	26.98
Exercised	(348)	14.77	(357)	13.79	(1,251)	21.97
Forfeited	(1,361)	25.66	(1,871)	26.55	(1,735)	24.68

Outstanding at end of year	9,102	$21.89	8,423	$23.02	7,492	$25.29

Exercisable at end of year	4,304	$23.47	3,005	$24.16	1,665	$21.46

The following table summarizes information about stock options outstanding at June 30, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years of	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.50 - 14.99	1,306	7.70	$12.86	540	$12.42
$15.00 - 15.99	1,385	8.48	$15.12	504	$15.12
$16.00 - 19.99	1,969	7.63	$18.77	1,108	$18.98
$20.00 - 25.99	2,407	8.59	$22.10	716	$22.06
$26.00 - 35.99	1,254	7.00	$29.61	892	$29.47
$36.00 - 57.63	781	7.12	$43.75	544	$43.31

	9,102			4,304

Employee Stock Purchase Plan

Hyperion sponsors an employee stock purchase plan, or ESPP, which is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to ten percent of an employee’s eligible compensation, up to 1,000 shares in a six-month period and a fair market value of $25,000 in any plan year. Shares issued under the ESPP were 606,000 for fiscal 2002, 775,000 for fiscal 2001 and 360,000 for fiscal 2000. At June 30, 2002, 970,000 shares were reserved for future issuance under the ESPP.

Pro Forma Disclosure

The weighted average estimated grant date fair value, as defined by SFAS No. 123, for options granted under Hyperion’s stock option plans in fiscal 2002, 2001 and 2000 was $10.89, $13.21 and $11.26 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS No. 123, for purchase awards issued under Hyperion’s employee stock purchase plan in fiscal 2002, 2001 and 2000 was $4.17, $4.71 and $7.80 per share, respectively. The estimated grant date fair values were calculated using the Black-Scholes model.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and purchase awards:

	Year Ended June 30,

	2002	2001	2000

Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	70%	84%	40%
Risk free interest rate	4.53%	4.97%	6.24%
Expected term (in years)	4.2	5.5	4.3
Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	70%	84%	40%
Risk free interest rate	2.69%	3.63%	6.22%
Expected term (in years)	0.5	0.5	0.5

Had Hyperion recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, Hyperion’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

	Year Ended June 30,

	2002	2001	2000

Net income (loss):
As reported	$14,981	$(31,073)	$28,819
Pro forma	$(882)	$(55,731)	$18,220
Net income (loss) per share:
As reported — basic	$0.46	$(0.95)	$0.91
As reported — diluted	$0.45	$(0.95)	$0.87
Pro forma — basic	$(0.03)	$(1.71)	$0.58
Pro forma — diluted	$(0.03)	$(1.71)	$0.55

Because the determination of the fair value of options granted includes an expected volatility factor in addition to the other factors described in the tables above and because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effects of option grants on reported results for future years.

Employee Savings Plans

Hyperion maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but not more than $11,000 for calendar year 2002. Hyperion contributes to the plan annually, up to a maximum of $2,000 per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2002, 2001 and 2000, Hyperion contributed $4.7 million, $5.4 million and $3.6 million, respectively, to the savings plans.

13.   STOCKHOLDER RIGHTS PLAN

In June 1998, Hyperion adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on July 3, 1998. The rights plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of Hyperion without offering a fair price to all of Hyperion’s stockholders. The plan is intended to protect the interests of stockholders in the event Hyperion is confronted in the future with coercive or unfair takeover tactics.

Each right will entitle holders of Hyperion’s common stock to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of Hyperion at an exercise price of $250 per one one-thousandth of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an adverse person, as defined in the rights plan. Under the rights plan, the ownership, tender offer and exchange offer thresholds of 15% increase to 25% for certain grandfathered stockholders and approximately 20.5% for one stockholder that held approximately 19.5% of Hyperion’s issued and outstanding stock on July 3, 1998.

If any person or group becomes the beneficial owner of 15% or more of the common stock, referred to as a “flip-in event,” each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of Hyperion having a value of twice the right’s exercise price (or, in certain circumstances, a combination of cash, property, common stock or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a flip-in event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, Hyperion may also exchange one share of common stock for each right outstanding. In addition, if Hyperion is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right’s exercise price.

Hyperion can redeem the rights at $0.01 per right prior to the date the ownership thresholds are passed. The rights will expire on July 3, 2008, unless earlier redeemed or exchanged.

14.   RESTRUCTURING AND NON-RECURRING CHARGES

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a company-wide initiative to align personnel with Hyperion’s new strategy, which resulted in a reduction of the workforce by approximately 300, or 12% of the worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities.

Restructuring and non-recurring charges totaled $0.1 million, $42.8 million and $2.1 million in fiscal 2002, 2001 and 2000, respectively. The restructuring and non-recurring charge in fiscal 2002 resulted from adjustments made to the restructuring and non-recurring charge recorded in the fourth quarter of fiscal 2001.

A summary of the fiscal 2001 restructuring and non-recurring charge and reserve balance is as follows (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total

Initial charge	$8,674	$17,227	$11,008	$5,876	$42,785
Cash paid	(3,137)	—	—	—	(3,137)
Non-cash	—	—	(11,008)	(610)	(11,618)

Reserve balance at June 30, 2001	5,537	17,227	—	5,266	28,030
Cash paid	(5,058)	(2,735)	—	(751)	(8,544)
Adjustments	(126)	393	—	(1,141)	(874)

Reserve balance at June 30, 2002	$353	$14,885	$—	$3,374	$18,612

As of June 30, 2001, Hyperion had communicated to all impacted employees regarding employee separation benefits and the timing of separation, and all 300 positions had been separated or were in the separation process, resulting in cash payments of $3.1 million. Additional payments of $5.1 million were made during fiscal 2002 and the remaining severance payments of approximately $0.4 million will be paid in the first half of fiscal 2003. All restructuring activities related to the disposal and/or impairment of long-term assets were completed as of June 30, 2001, and all restructuring activities associated with the consolidation of facilities were completed by June 30, 2002.

Approximately $11.6 million of the $42.8 million restructuring and non-recurring charge recorded in fiscal 2001 did not require an outflow of cash, but the remaining $31.2 million has required or will require the use of cash (primarily payments due under long-term lease obligations). The reserve balance at June 30, 2002 of $18.6 million, which relates primarily to future lease obligations, is included in other current liabilities and other liabilities on the accompanying consolidated balance sheet. Hyperion substantially completed its restructuring activities related to the restructuring plan described above during fiscal 2002, however payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. If Hyperion is unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, Hyperion could find it necessary to further adjust its cost structure through the execution of additional restructuring plans.

In fiscal 2000, Hyperion recorded a non-recurring charge of approximately $2.1 million associated with restructuring its European operations and costs associated with outsourcing its North American accounting department. This charge was comprised primarily of severance costs, all of which have been paid as of June 30, 2002.

15.   SEGMENT AND GEOGRAPHICAL INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one industry segment: the development and marketing of business performance management software and related services. This segment operates in three geographic regions: Americas, Europe and Asia Pacific. Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors and application resellers.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic sales information is primarily based on the ordering location of the customer. Long-lived asset information is based on the physical location of the assets.

The following table is a breakdown of financial information by geographic area (in thousands):

			Asia
	Americas	Europe	Pacific	Total

Year Ended June 30, 2002:
Total revenues	$324,352	$141,423	$26,243	$492,018
Long-lived assets	60,809	7,834	1,223	69,866
Year Ended June 30, 2001:
Total revenues	$362,984	$134,658	$30,369	$528,011
Long-lived assets	71,317	8,268	1,167	80,752
Year Ended June 30, 2000:
Total revenues	$341,004	$131,860	$26,468	$499,332
Long-lived assets	63,444	7,014	1,211	71,669

The following table presents external revenues for groups of similar products and services (in thousands):

	Year Ended June 30,

	2002	2001	2000

Software licenses:
Application products	$92,698	$103,250	$118,814
Technology products	103,368	124,744	121,512

	196,066	227,994	240,326
Maintenance and services:
Maintenance	186,052	170,840	154,452
Consulting and training	109,900	129,177	104,544

	295,952	300,017	259,006

Total revenues	$492,018	$528,011	$499,332

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2002 and 2001 (in thousands, except per share amounts):

Fiscal 2002	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Total revenues	$117,336	$118,903	$119,959	$135,820
Gross profit	78,008	80,988	83,174	97,371
Net income	1,946	3,729	3,085	6,221
Diluted earnings per share	0.06	0.11	0.09	0.18

Fiscal 2001	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Total revenues	$117,996	$137,340	$132,662	$140,014
Gross profit	75,602	94,415	85,965	94,680
Net income (loss)	(4,093)	2,270	(1,321)	(27,929)
Diluted earnings (loss) per share	(0.12)	0.07	(0.04)	(0.87)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 with respect to executive officers is set forth in Part I of this Form 10-K. The information required by this Item 10 with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Compensation and Related Information” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1) The consolidated financial statements of Hyperion Solutions Corporation are included in Item 8:

(2)	Financial statement schedule, which is included at the end of this report:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, not applicable or the information has been included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit No.			Description

2.	1(a)	—	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion.
2.	2(j)	—	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation.
3.	1(h)	—	Registrant’s Restated Certificate of Incorporation.
3.	2(g)	—	Registrant’s Amended and Restated Bylaws.
4.	1(b)	—	Specimen Certificate of the Registrant’s Common Stock.
4.	2(d)	—	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.
4.	3(d)	—	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens.
10.	2(b)	—	1992 Stock Option Plan.
10.	3(l)	—	1995 Stock Option/Stock Issuance Plan.
10.	4(m)	—	Employee Stock Purchase Plan.
10.	5(b)	—	Form of Indemnification Agreement.
10.	6(c)	—	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996.
10.	7(e)	—	Hyperion Software Corporation 1991 Stock Plan.
10.	8(e)	—	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan.
10.	9(f)	—	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed).
10.	15	—	Employment Agreement with Jeffrey R. Rodek, dated January 1, 2002 (filed herewith).
10.	16(i)	—	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999.
10.	17(i)	—	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999.
10.	19(k)	—	Hyperion Solutions Corporation 1999 Stock Option Plan.
10.	20(k)	—	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999.
10.	21(n)	—	Employment Agreement with David W. Odell, dated December 6, 2000.
10.	22(n)	—	Employment Agreement with W. Russell Wayman, dated January 22, 2001.
10.	24	—	Employment Agreement with Godfrey R. Sullivan, dated October 17, 2001 (filed herewith).
21.	1	—	List of subsidiaries of the Registrant (filed herewith).
23.	1	—	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith).
99.	1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (filed herewith).

(a)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, dated May 25, 1998.

(b)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-1, filed November 6, 1995 (file no. 33-97098), as amended.

(c)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed June 28, 1997.

(d)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed March 5, 1998.

Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

(e) Form S-1 file no. 33-42855.

(f) Form 10-Q filed in February 1995.

(g)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-4 (file no. 333-57197), as amended, filed on June 18, 1998.

(h)	Incorporated by reference to such exhibit as filed in the Registrant’s Current Report on Form 8-K, dated August 24, 1998 and filed on October 13, 1998.

(i)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(j)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 1999.

(k)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 2000.

(l)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(m)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(n)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 14, 2001.

(b)	Reports on Form 8-K:

Hyperion did not file any reports on Form 8-K during the three-month period ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2002	Hyperion Solutions Corporation (Registrant)

	By:	/s/ David W. Odell David W. Odell Chief Financial Officer

	By:	/s/ Nolene P. Fabre Nolene P. Fabre Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Rodek Jeffrey R. Rodek	Chairman and Chief Executive Officer	September 24, 2002

/s/ Godfrey R. Sullivan Godfrey R. Sullivan	President and Chief Operating Officer	September 24, 2002

/s/ Henry R. Autry Henry R. Autry	Director	September 24, 2002

/s/ Kenneth A. Goldman Kenneth A. Goldman	Director	September 24, 2002

/s/ Gary G. Greenfield Gary G. Greenfield	Director	September 24, 2002

/s/ Aldo Papone Aldo Papone	Director	September 24, 2002

/s/ John Riccitiello John Riccitiello	Director	September 24, 2002

CERTIFICATIONS

I, Jeffrey R. Rodek, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Hyperion Solutions Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ Jeffrey R. Rodek Jeffrey R. Rodek

Date:	September 24, 2002

I, David W. Odell, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Hyperion Solutions Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ David W. Odell David W. Odell

Date:	September 24, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts(a)	Deductions		of Period

Year Ended June 30, 2000:
Allowance for doubtful accounts	$11,800	1,460	6,856	3,866	(b)	$16,250
Valuation allowance for deferred tax assets	4,014	124	—	666	(c)	3,472
Year Ended June 30, 2001:
Allowance for doubtful accounts	$16,250	5,950	21,727	31,451	(b)	$12,476
Valuation allowance for deferred tax assets	3,472	2,603	—	—		6,075
Restructuring components	—	31,167	—	3,137	(d)	28,030
Year Ended June 30, 2002:
Allowance for doubtful accounts	$12,476	3,925	18,749	24,490	(b)	$10,660
Valuation allowance for deferred tax assets	6,075	819	—	—		6,894
Restructuring components	28,030	—	—	9,418	(d)	18,612

(a)	Charged to revenues

(b)	Write-offs, net of recoveries

(c)	Recognition and adjustments

(d)	Cash payments and adjustments

EXHIBIT INDEX

Exhibit No.			Description

2.	1(a)	—	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion.
2.	2(j)	—	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation.
3.	1(h)	—	Registrant’s Restated Certificate of Incorporation.
3.	2(g)	—	Registrant’s Amended and Restated Bylaws.
4.	1(b)	—	Specimen Certificate of the Registrant’s Common Stock.
4.	2(d)	—	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.
4.	3(d)	—	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens.
10.	2(b)	—	1992 Stock Option Plan.
10.	3(l)	—	1995 Stock Option/Stock Issuance Plan.
10.	4(m)	—	Employee Stock Purchase Plan.
10.	5(b)	—	Form of Indemnification Agreement.
10.	6(c)	—	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996.
10.	7(e)	—	Hyperion Software Corporation 1991 Stock Plan.
10.	8(e)	—	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan.
10.	9(f)	—	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed).
10.	15	—	Employment Agreement with Jeffrey R. Rodek, dated January 1, 2002 (filed herewith).
10.	16(i)	—	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999.
10.	17(i)	—	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999.
10.	19(k)	—	Hyperion Solutions Corporation 1999 Stock Option Plan.
10.	20(k)	—	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999.
10.	21(n)	—	Employment Agreement with David W. Odell, dated December 6, 2000.
10.	22(n)	—	Employment Agreement with W. Russell Wayman, dated January 22, 2001.
10.	24	—	Employment Agreement with Godfrey R. Sullivan, dated October 17, 2001 (filed herewith).
21.	1	—	List of subsidiaries of the Registrant (filed herewith).
23.	1	—	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith).
99.	1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (filed herewith).

(a)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, dated May 25, 1998.

(b)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-1, filed November 6, 1995 (file no. 33-97098), as amended.

(c)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed June 28, 1997.

(d)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed March 5, 1998.

Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

(e) Form S-1 file no. 33-42855.

(f) Form 10-Q filed in February 1995.

(g)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-4 (file no. 333-57197), as amended, filed on June 18, 1998.

(h)	Incorporated by reference to such exhibit as filed in the Registrant’s Current Report on Form 8-K, dated August 24, 1998 and filed on October 13, 1998.

(i)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(j)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 1999.

(k)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 2000.

(l)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

(m)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(n)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 14, 2001.