Form 10-Q
period 2002-09-30
HYPERION SOLUTIONS CORP
filed 2002-11-12
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of November 4, 2002, there were 34,085,467 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Hyperion Solutions Corporation

Form 10-Q

Hyperion, the Hyperion “H” logo, Essbase, Hyperion Essbase XTD, Hyperion Planning, Hyperion Financial Management, Hyperion Performance Scorecard, Hyperion Business Modeling, Hyperion Pillar, and Hyperion Enterprise are registered trademarks or trademarks of Hyperion Solutions Corporation. All other trademarks and company names mentioned are the property of their respective owners. All rights reserved.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325,893	$311,130
Short-term investments	20,129	19,128
Accounts receivable, net of allowances of $8,989 and $10,660	81,153	110,196
Deferred income taxes	14,998	15,495
Prepaid expenses and other current assets	15,589	17,240

TOTAL CURRENT ASSETS	457,762	473,189

Property and equipment, net	68,162	69,866
Goodwill	8,040	8,171
Intangible assets, net	9,251	8,493
Deferred income taxes	17,695	17,993
Other assets	6,040	6,178

TOTAL ASSETS	$566,950	$583,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,546	$50,858
Accrued employee compensation and benefits	28,119	39,005
Deferred revenue	94,261	94,910
Other current liabilities	6,482	6,915

TOTAL CURRENT LIABILITIES	169,408	191,688

Long-term debt	73,750	80,802
Other liabilities	11,373	11,743

Contingencies (Note 3)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 34,914 and 34,662 shares issued and outstanding	35	35
Additional paid-in capital	232,044	227,563
Treasury stock, at cost: 1,344 and 1,344 common shares	(23,097)	(23,097)
Retained earnings	112,584	103,472
Accumulated other comprehensive loss	(9,147)	(8,316)

TOTAL STOCKHOLDERS’ EQUITY	312,419	299,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,950	$583,890

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

REVENUES
Software licenses	$44,591	$38,808
Maintenance and services	75,288	78,528

TOTAL REVENUES	119,879	117,336

COSTS AND EXPENSES
Cost of revenues:
Software licenses	3,050	2,995
Maintenance and services	32,379	36,333
Sales and marketing	41,078	41,447
Research and development	17,872	18,896
General and administrative	11,966	15,324
Restructuring and non-recurring charges	—	282

TOTAL COSTS AND EXPENSES	106,345	115,277

OPERATING INCOME	13,534	2,059

Interest income	1,459	2,142
Interest expense	(782)	(1,161)
Gain on redemption of debt	252	—

INCOME BEFORE INCOME TAXES	14,463	3,040
Provision for income taxes	5,351	1,094

NET INCOME	$9,112	$1,946

Other comprehensive income (loss)	(831)	2,569

COMPREHENSIVE INCOME	$8,281	$4,515

EARNINGS PER SHARE
Basic	$0.27	$0.06
Diluted	$0.27	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,435	32,444
Diluted	34,141	32,542

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,112	$1,946
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on redemption of debt	(252)	—
Gain on sale of assets	(17)	—
Depreciation and amortization	7,635	8,305
Provision for accounts receivable allowances	1,648	5,666
Deferred income taxes	795	(3,099)
Income tax benefit from exercise of stock options	902	141
Changes in assets and liabilities:
Accounts receivable	27,072	31,116
Prepaid expenses and other current assets	(1,051)	838
Other assets	(19)	(27)
Accounts payable and accrued expenses	(10,056)	(9,656)
Accrued employee compensation and benefits	(10,848)	(3,396)
Income taxes payable	2,707	3,894
Deferred revenue	(672)	(6,245)
Other current liabilities	(433)	(1,116)
Other liabilities	(370)	(2,338)

Net cash provided by operating activities	26,153	26,029

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(8,029)	(13,728)
Proceeds from maturities of investments	7,040	15,750
Purchases of property and equipment	(6,046)	(2,008)
Proceeds from disposal of property and equipment	148	155
Purchases of intangible and other assets	(718)	(1,251)

Net cash used in investing activities	(7,605)	(1,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage loan	(2,298)	(59)
Redemption of debt	(4,692)	—
Treasury stock transactions, net	—	64
Proceeds from exercise of stock options and employee stock purchase plan	3,579	426

Net cash provided by (used in) financing activities	(3,411)	431

Effect of exchange rate on cash and cash equivalents	(374)	3,282

INCREASE IN CASH AND CASH EQUIVALENTS	14,763	28,660
Cash and cash equivalents at beginning of period	311,130	232,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$325,893	$261,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$668	$452
Cash paid for interest	$1,805	$2,036

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. The balance sheet at June 30, 2002 has been derived from the audited financial statements as of and for the year ended June 30, 2002, but it does not include all information and footnotes required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and accompanying notes for the year ended June 30, 2002 included in the Hyperion Solutions Corporation (“Hyperion”) Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Significant Accounting Policies

Revenue Recognition

Hyperion derives revenues from the licensing of its software products and providing maintenance and professional services. Hyperion’s standard software license agreement is a perpetual license to use its products on an end user, concurrent user or central processing unit basis. Hyperion records revenue from licensing of software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP No. 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. VSOE of fair value for services is based upon the standard hourly rate Hyperion charges for such services when sold separately. VSOE of fair value for maintenance is measured by the stated renewal rates included in the contracts. If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally a 12 month prepaid contract that is recognized ratably over the period. Customers may also enter into a professional services arrangement that is typically on a time and materials basis and includes consulting and training services. Consulting and training revenues are typically recognized as earned.

Consulting revenues are generated primarily from implementation services related to the installation of Hyperion’s products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP No. 97-2. Hyperion’s services are generally not essential to the functionality of the software. Hyperion’s products are fully functional upon delivery of the product and implementation does not require any significant modification or alteration. Hyperion’s services often include assistance with product adoption. Other significant factors considered in determining whether the revenue should be accounted for separately include degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Customers generally purchase these services to facilitate the adoption of Hyperion’s products and obtain dedicated personnel to participate in the services being performed, but they may also decide to use their own internal resources or appoint other professional service organizations to provide these services. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. If an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

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

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. The net unrealized gains and losses on available-for-sale securities for the three months ended September 30, 2002 and 2001 were not material.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options and shares issuable upon conversion of the convertible subordinated notes. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,

	2002	2001

Net income	$9,112	$1,946

Shares used in computing basic earnings per share	33,435	32,444
Dilutive effect of stock options	706	98

Shares used in computing diluted earnings per share	34,141	32,542

Basic earnings per share	$0.27	$0.06
Diluted earnings per share	$0.27	$0.06

For the three months ended September 30, 2002 and 2001, stock option rights totaling 4.6 million shares and 7.6 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. Additionally, 1.3 million shares and 1.6 million shares of common stock issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations for the three months ended September 30, 2002 and 2001, respectively, because their effect would have been antidilutive.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, Hyperion adopted this new statement on July 1, 2002. The adoption did not have a material impact on its financial position, results of operations or cash flows.

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be reflected as revenues in the statement of income. EITF No. 01-14 is effective for financial reporting periods beginning after December 15, 2001. Hyperion adopted EITF No. 01-14 on January 1, 2002 and reclassified the statement of income for the three months ended September 30, 2001 to conform to the current presentation. As a result, approximately $2.7 million has been reclassified primarily from cost of maintenance and services to maintenance and services revenue for the three months ended September 30, 2001.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to determine the classification of those gains and losses. SFAS No. 145 also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. As required by SFAS No. 145, Hyperion adopted this new statement on July 1, 2002. As a result, gains on the redemption of debt, which were previously presented as extraordinary items on the consolidated statements of income, are now included in income before income taxes. The adoption did not have a material impact on Hyperion’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Hyperion is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

3. Contingencies

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 (the “’724 patent”) with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on its financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations or cash flows of Hyperion.

4. Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one industry segment: the development and marketing of business performance management software and related services. This segment operates in three geographic regions: the Americas (North and South America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors and application resellers.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic sales information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets.

The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended September 30,
	2002	2001

Revenues:
Americas	$76,878	$80,106
EMEA	35,834	30,801
APAC	7,167	6,429

Total	$119,879	$117,336

	September 30,	June 30,
	2002	2002

Long-lived assets:
Americas	$59,790	$60,809
EMEA	7,116	7,834
APAC	1,256	1,223

Total	$68,162	$69,866

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended September 30,
	2002	2001

Software licenses:
Application products	$23,661	$15,711
Platform products	20,930	23,097

Total software license revenue	44,591	38,808

Maintenance and services:
Maintenance	51,578	43,876
Consulting and training	23,710	34,652

Total maintenance and services revenue	75,288	78,528

Total revenues	$119,879	$117,336

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information contained in this report on Form 10-Q is forward-looking in nature. All statements included in this report on Form 10-Q or made by management of Hyperion Solutions Corporation and its subsidiaries (“Hyperion”), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

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

We provide applications along with a development and deployment platform to enable business performance management across a wide variety of functional and business activity areas. We use our online analytical processing technology, Hyperion Essbase, as the foundation for our platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with our packaged applications to support the entire business performance management process. With our platform and our packaged business performance management applications, we provide customers some of the deepest and broadest product offerings in the market. In addition, we offer support and services from offices in 20 countries and work with over 330 partners to provide solutions to more than 6,000 customer organizations worldwide. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

RESULTS OF OPERATIONS

REVENUES

	Three Months Ended September 30,

		Percent of		Percent of
(In thousands)	2002	Revenue	2001	Revenue

Software licenses	$44,591	37%	$38,808	33%
Maintenance and services
Maintenance	51,578	43%	43,876	37%
Consulting and training	23,710	20%	34,652	30%

	75,288	63%	78,528	67%

Total revenues	$119,879	100%	$117,336	100%

Software licenses. Software license revenues increased 15% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, and our average transaction size increased 36% to approximately $135,000 in the first quarter of fiscal 2003 from approximately $99,000 in the first quarter of fiscal 2002. Contributing to the increase in license revenue in the first quarter of fiscal 2003 was the continued market penetration of our two newer suite-based application products, Hyperion Planning and Hyperion Financial Management.

The split between application and platform product license revenues in the first quarter of fiscal 2003 was 53% applications revenue and 47% platform revenue, compared to 40% application revenue and 60% platform revenue in the first quarter of fiscal 2002. Application license revenue is generated from our packaged business performance management applications, and platform license revenue is generated from our Hyperion Essbase XTD platform and its component products. Our two newer suite-based application products, Hyperion Planning and Hyperion Financial Management, largely accounted for the increase in application license revenue as a percentage of total license revenue in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Hyperion Planning and Hyperion Financial Management were still in the early stages of their product life cycles in the first quarter of fiscal 2002, but, later in fiscal 2002 and into the first quarter of fiscal 2003, Hyperion Planning and Hyperion Financial Management made significant contributions to total license revenue.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, independent distributors and sales agents. License revenue from channel partners comprised 25% of total license revenue in the first quarter of fiscal 2003 compared to 28% of license revenue in the first quarter of fiscal 2002. Effectively leveraging our channel partners continues to be one of our key strategies, and our goal is to derive 33% of our license revenue through our channel partners. While total indirect license revenues grew 5% to $11.3 million in the first quarter of fiscal 2003 from $10.8 million in the first quarter of fiscal 2002, indirect license revenue as a percentage of total license revenue decreased. Because a large portion of indirect license revenues are recorded in arrears, the events of September 11, 2001 had a greater impact on direct revenues in the first quarter of fiscal 2002 compared to the impact on indirect revenues, causing the ratio of indirect license revenues to total license revenues to be higher in the first quarter of fiscal 2002. No single partner represented more than 10% of total revenue during the first quarter of fiscal 2003 or 2002.

Maintenance and services. Maintenance and services revenue decreased 4% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This decrease was due to a 32% decrease in consulting and training revenues. Consulting revenues decreased as a result of our increased use of channel partners to provide consulting services to our customers, as well as general economic weakness. Partially offsetting the decrease in consulting and training revenue was an 18% increase in maintenance revenue, which was due to year-over-year growth of our installed customer base.

COST OF REVENUES

	Three Months Ended September 30,

		Gross		Gross
(In thousands)	2002	Margin	2001	Margin

Software licenses	$3,050	93%	$2,995	92%
Maintenance and services	32,379	57%	36,333	54%

Cost of software license revenues. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies and the cost of product packaging and documentation materials. Cost of software license revenues in the first quarter of fiscal 2003 remained relatively flat compared to the first quarter of fiscal 2002 despite a 15% increase in software license revenue. This was attributable to a different product mix in the first quarter of fiscal 2003, which resulted in reduced third-party royalty expense. The total cost of software license revenues as a percentage of total license revenues was 7% and 8% for the first quarter of fiscal 2003 and 2002, respectively.

In the first quarter of fiscal 2003 and 2002, we capitalized $0.4 million and $0.2 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, but generally for no more than three years. The amortization of capitalized product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenues. Cost of maintenance and services revenue consists largely of compensation and benefits for consulting, education and support personnel. The 11% decrease in cost of maintenance and services revenue in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 is primarily attributable to our continued focus on leveraging our channel partners to perform consulting services for our customers. As a result, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002. This reduction in headcount contributed to a $1.7 million decrease in employee expenses for maintenance and services personnel in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Further, independent contractor and temporary staffing expenses decreased $0.9 million due to our decreased use of external personnel for product implementations. In addition, internal meeting costs decreased $0.6 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, as our annual sales kickoff event, which was historically held in the first quarter of each fiscal year, is now held in the fourth fiscal quarter. Our fiscal 2002 sales kickoff event was held in the first quarter of fiscal 2002, and our fiscal 2003 sales kickoff event was held in the fourth quarter of fiscal 2002.

The increase in gross margin on maintenance and services revenue is primarily due to the increase in maintenance revenue as a percentage of total maintenance and services revenue, as margins on the maintenance revenue stream are higher than margins on the services revenue stream.

OPERATING EXPENSES

	Three Months Ended September 30,

		Percent of		Percent of
(In thousands)	2002	Revenue	2001	Revenue

Sales and marketing	$41,078	34%	$41,447	35%
Research and development	17,872	15%	18,896	16%
General and administrative	11,966	10%	15,324	13%

Total operating expenses	$70,916		$75,667

In the fourth quarter of fiscal 2001, we announced a corporate restructuring plan designed to bring our cost structure more in line with revenues and strengthen our financial performance. The restructuring plan included a company-wide initiative to align personnel with our new strategy, which resulted in a reduction of our workforce by approximately 300, or 12% of the worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, we consolidated some of our facilities and exited other facilities. We also focused on reducing other discretionary expenditures with emphasis on travel costs and external consulting costs across all functional areas. As a result of this restructuring plan and our strong focus on controlling costs throughout fiscal 2002 and into fiscal 2003, total operating expenses declined 6% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Sales and marketing. Sales and marketing expense declined 1% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due in part to the restructuring plan and cost saving measures discussed above. Additionally, employee expenses decreased $2.9 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 primarily due to headcount reductions and changes in the structure of our sales compensation plans. Also, internal meeting costs decreased $1.0 million as our annual sales kickoff event, which was historically held in the first quarter of each fiscal year, is now held in the fourth fiscal quarter. Our fiscal 2002 sales kickoff event was held in the first quarter of fiscal 2002, and our fiscal 2003 sales kickoff event was held in the fourth quarter of fiscal 2002. Partially offsetting these decreases was a $1.6 million increase in marketing expenses, which resulted from increased advertising and tradeshow activities, and a $0.8 million increase in external personnel and professional services fees relating to our marketing and strategy initiatives.

Research and development. Research and development expense decreased 5% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 primarily due to a decrease in the cost of independent contractors and temporary staffing of $0.8 million. We have focused our research and development efforts on our core products, thereby reducing our utilization of independent contractors for product development activities.

General and administrative. General and administrative expense decreased 22% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due in part to the restructuring plan and cost saving measures discussed above. Also contributing to the decrease in general and administrative expense was a $1.0 million decrease in outsourcing costs as we have ended the outsourcing of our North American accounting department, a $1.8 million decrease in occupancy and equipment costs primarily due to a decrease in depreciation and amortization expense as many fixed assets had become fully-depreciated between the first quarter of fiscal 2002 and the first quarter of fiscal 2003, and a $1.5 million decrease in charges related to property and sales tax audits. These decreases were partially offset by a $0.6 million net increase in employee expenses resulting primarily from headcount increases as we brought our North American accounting function in-house.

INTEREST INCOME AND EXPENSE

	Three Months Ended September 30,

		Percent
(In thousands)	2002	Change	2001

Interest income	$1,459	-32%	$2,142
Interest expense	(782)	-33%	(1,161)

Interest income consists of interest earned on cash, cash equivalent and short-term investment balances. Although we had higher average cash and investment balances during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, interest income decreased due to the sharp decline in short-term interest rates during fiscal 2002.

Interest expense consists primarily of interest paid and amortization of issuance costs related to our convertible subordinated notes and interest paid on our mortgage loan. Since the first quarter of fiscal 2002, we have repurchased convertible subordinated notes with a face value of $15.0 million, which has resulted in the decrease in interest expense in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

GAIN ON REDEMPTION OF DEBT

During the first quarter of fiscal 2003, we repurchased convertible subordinated notes with a face value of $5.0 million for a total cost of approximately $4.7 million, resulting in a gain of approximately $250,000. Any further purchases of our convertible notes will be determined based on an evaluation of market conditions and other factors.

PROVISION FOR INCOME TAXES

Our effective income tax rate for the first quarter of fiscal 2003 was 37% compared to 36% for the first quarter of fiscal 2002. We expect our effective tax rate to remain at 37% for the remainder of fiscal 2003.

NET INCOME

As a result of the above factors, we generated net income of $9.1 million, or $0.27 per diluted share, in the first quarter of fiscal 2003 compared to net income of $1.9 million, or $0.06 per diluted share, in the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended September 30,

		Percent
(In thousands)	2002	Change	2001

Working capital	$288,354	9%	$263,849
Cash, cash equivalents and short-term investments	346,022	22%	284,039
Net cash provided by operating activities	26,153	0%	26,029
Net cash used in investing activities	(7,605)	-603%	(1,082)
Net cash provided by (used in) financing activities	(3,411)	-891%	431

To date, we have financed our business through positive cash flow from operations and, to a lesser extent, through the issuance of capital stock and convertible subordinated notes. As of September 30, 2002, our cash is invested primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly-liquid securities with maturities of three months or less.

In the first quarter of fiscal 2003 and 2002, we generated positive cash flow from operations of $26.2 million and $26.0 million, respectively. Our operating cash flows during these periods were primarily due to the net income generated during the periods and the significant decreases in our accounts receivable balances, resulting from our focus on invoicing and collection process improvements. These positive operating cash flows were partially offset by decreases in accounts payable, accrued expenses and accrued employee compensation and benefits.

Net cash used in investing activities amounted to $7.6 million and $1.1 million during the first quarter of fiscal 2003 and 2002, respectively. Purchases of property and equipment in the first quarter of fiscal 2003 were $6.0 million compared to $2.0 million in the first quarter of fiscal 2002. The increase in capital expenditures in 2003 primarily relates to the purchase and implementation of our worldwide customer relationship management system, as well as purchases of other software products.

Net cash used in financing activities was $3.4 million in the first quarter of fiscal 2003 compared to net cash provided by financing activities of approximately $430,000 in the first quarter of fiscal 2002. The net cash used in financing activities in the first quarter of fiscal 2003 was due to the repurchase of our convertible subordinated notes with a face value of $5.0 million for a total cost of approximately $4.7 million and the repayment of the $2.3 million mortgage loan on our Connecticut facility, partially offset by $3.6 million of proceeds from the exercise of stock options during the period. The net cash provided by financing activities in the first quarter of fiscal 2002 primarily resulted from proceeds from the exercise of stock options during the period.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least September 30, 2003. However, to the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date, as presently required. As required by SFAS No. 144, we adopted this new statement on July 1, 2002. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be reflected as revenues in the statement of income. EITF No. 01-14 is effective for financial reporting periods beginning after December 15, 2001. We adopted EITF No. 01-14 on January 1, 2002 and reclassified the statement of income for the three months ended September 30, 2001 to conform to the current presentation. As a result, approximately $2.7 million has been reclassified primarily from cost of maintenance and services to maintenance and services revenue for the three months ended September 30, 2001.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to determine the classification of those gains and losses. SFAS No. 145 also amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS No. 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 15, 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into after May 15, 2002 for the provision related to the amendment of Statement 13, although early adoption is permitted. As required by SFAS No. 145, we adopted this new statement on July 1, 2002. As a result, gains on the redemption of debt, which were previously presented as extraordinary items on our consolidated statements of income, are now included in income before income taxes. The adoption did not have a material impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are currently assessing the impact of SFAS No. 146 on our financial position and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS INVOLVE INHERENT RISKS. We compete in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. We continually seek to expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to, product quality, the fit of the new products and features with the customer’s needs, the successful adaptation of third-party technology into our products, educating our sales, marketing and consulting personnel to work with the new products and features, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. Our failure to successfully introduce, market and sell new products and technologies or enhance and improve existing products in a timely manner, and position and/or price its products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on our business, results of operations or financial position. These risks tend to be greater when newer products, such as Hyperion Financial Management and Hyperion Planning, make up a larger portion of the overall product mix. As more and more of these newer products are deployed, our service and maintenance organizations, along with our partners, will have to rapidly increase their ability to install and service these products, and we must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower license revenue.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS. Our revenue growth and profitability depend on the overall demand for computer software and services, which in turn depend on general economic and business conditions. While we have been able to increase revenues in the past, continued softness in the economy could result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote revenue growth in all economic conditions.

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

CHANGING OUR PRICING OR MARKETING COULD ADVERSELY AFFECT OUR BUSINESS. In an effort to simplify and clarify our product positioning and marketing, we periodically make changes to our product pricing or product descriptions. While we do not believe these pricing and marketing changes will have a material impact on license revenue, broadly based changes to pricing or marketing messages could have a material adverse effect on our business, results of operations or financial position as customers change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as our sales force learns how to deploy the new pricing, or convey our new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes. In the future, intense competition in the various markets in which we compete may put pressure on us to reduce prices on certain products, particularly in the markets where certain vendors offer deep discounts in an effort to recapture or gain market share or to sell other software or hardware products. Any such price reductions could have a material adverse effect on our business, results of operations or financial position.

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

REORGANIZATION MAY ADVERSELY AFFECT PRODUCTIVITY. We have continued to make adjustments to our operations and organization. These changes have historically resulted in productivity issues in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve momentum and productivity could materially impact our revenue and profits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. At September 30, 2002, our investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, with a fair value of $20.1 million. The portfolio is invested in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on our investment portfolio.

Our long-term debt bears interest at a fixed interest rate and, therefore, relative to our long-term debt, an immediate 10% change in market interest rates would not have a material impact on our financial condition or results of operations. As of September 30, 2002, our long-term debt consists of 4.5% convertible subordinated notes due March 2005 with a face value of $73.8 million.

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. Additionally, intercompany balances arise from software royalty fees that are charged to our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is typically the local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of certain intercompany balances for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in our intercompany accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in our consolidated statements of income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains and losses were not material for the first quarter of fiscal 2003 and 2002. We had no open foreign currency forward exchange contracts as of September 30, 2002 and 2001.

We are also exposed to foreign currency exchange rate fluctuations as the income statements of our foreign subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our consolidated statements of income for the first quarter of fiscal 2003 and 2002 was not material.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2001, Timeline, Inc. filed a complaint against us in the United States District Court for the Western District of Washington alleging that we infringe U.S. Patent Nos. 5,802,511; 6,023,694; and 6,026,392 (the “Timeline patents”) and seeking a permanent injunction and monetary damages, including treble damages. On August 29, 2002, we settled the lawsuit with Timeline, and each company agreed to dismiss its claims with prejudice. Under the settlement agreement, we obtained a fully paid-up license to the Timeline patents and agreed to pay Timeline a settlement totaling $1.05 million, payable over four months. In accordance with generally accepted accounting principles, this settlement was recorded in fiscal 2002, and the resulting liability was included in accounts payable and accrued expenses on our consolidated balance sheet at June 30, 2002.

On July 11, 1997, Gentia Software filed a request for reexamination of our U.S. Patent No. 5,359,724 (the “’724 patent”) with the United States Patent and Trademark Office (the “PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. We filed our response to the office action on May 31, 1999. No final office action has been issued by the PTO. We believe that the outcome of such action will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.15	-	Employment Agreement with Jeffrey R. Rodek, dated September 11, 2002.
99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On September 6, 2002, we filed a current report on Form 8-K in connection with the issuance of a press release dated August 29, 2002 announcing the settlement of our pending patent dispute with Timeline, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2002	Hyperion Solutions Corporation (Registrant)
	By:	/s/ David W. Odell

David W. Odell Chief Financial Officer
	By:	/s/ Nolene P. Fabre

Nolene P. Fabre Principal Accounting Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Jeffrey R. Rodek, Chief Executive Officer of Hyperion Solutions Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hyperion Solutions Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

/s/ Jeffrey R. Rodek

Jeffrey R. Rodek
Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, David W. Odell, Chief Financial Officer of Hyperion Solutions Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hyperion Solutions Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

/s/ David W. Odell

David W. Odell
Chief Financial Officer

EXHIBIT INDEX

10.15	-	Employment Agreement with Jeffrey R. Rodek, dated September 11, 2002.

99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.