Form 10-Q
period 2002-12-31
HYPERION SOLUTIONS CORP
filed 2003-02-07
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 000-26934

Hyperion Solutions Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0277772 (I.R.S. Employer Identification No.)

1344 Crossman Avenue, Sunnyvale, California 94089

(Address of principal executive offices, including zip code)

(408) 744-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    [✓]   No    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    [✓]   No    [   ]

As of February 3, 2003, there were 34,877,906 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	June 30,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334,174	$311,130
Short-term investments	18,108	19,128
Accounts receivable, net of allowances of $11,534 and $10,660	86,492	110,196
Deferred income taxes	14,940	15,495
Prepaid expenses and other current assets	15,677	17,240

TOTAL CURRENT ASSETS	469,391	473,189
Property and equipment, net	67,632	69,866
Goodwill	8,067	8,171
Intangible assets, net	8,380	8,493
Deferred income taxes	18,312	17,993
Other assets	6,545	6,178

TOTAL ASSETS	$578,327	$583,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,741	$50,858
Accrued employee compensation and benefits	36,984	39,005
Income taxes payable	883	—
Deferred revenue	89,326	94,910
Other current liabilities	5,859	6,915

TOTAL CURRENT LIABILITIES	174,793	191,688
Long-term debt	50,040	80,802
Other liabilities	11,874	11,743
Contingencies (Note 3)
Stockholders’ equity:
Preferred stock – $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock – $0.001 par value; 300,000 shares authorized; 35,851 and 34,662 shares issued and outstanding	36	35
Additional paid-in capital	252,186	227,563
Treasury stock, at cost: 1,344 and 1,344 common shares	(23,097)	(23,097)
Retained earnings	120,153	103,472
Accumulated other comprehensive loss	(7,658)	(8,316)

TOTAL STOCKHOLDERS’ EQUITY	341,620	299,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,327	$583,890

     See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

REVENUES
Software licenses	$51,136	$46,190	$95,727	$84,998
Maintenance and services	74,901	72,713	150,189	151,241

TOTAL REVENUES	126,037	118,903	245,916	236,239
COSTS AND EXPENSES
Cost of revenues
Software licenses	3,596	3,572	6,646	6,567
Maintenance and services	32,156	34,343	64,535	70,676
Sales and marketing	48,662	43,610	89,740	85,057
Research and development	18,107	16,723	35,979	35,619
General and administrative	11,853	15,405	23,819	30,729
Restructuring charges	596	180	596	462

TOTAL COSTS AND EXPENSES	114,970	113,833	221,315	229,110

OPERATING INCOME	11,067	5,070	24,601	7,129
Interest income	1,574	1,925	3,033	4,067
Interest expense	(852)	(1,168)	(1,634)	(2,329)
Gain on redemption of debt	226	—	478	—

INCOME BEFORE INCOME TAXES	12,015	5,827	26,478	8,867
Provision for income taxes	4,446	2,098	9,797	3,192

NET INCOME	$7,569	$3,729	$16,681	$5,675

Other comprehensive income (loss)	1,489	(1,226)	658	1,343

COMPREHENSIVE INCOME	$9,058	$2,503	$17,339	$7,018

EARNINGS PER SHARE
Basic	$0.22	$0.11	$0.49	$0.17
Diluted	$0.21	$0.11	$0.48	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,173	32,724	34,056	32,584
Diluted	35,448	33,128	35,069	32,835

     See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,681	$5,675
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on redemption of debt	(478)	—
Gain on sale of assets	(8)	—
Depreciation and amortization	14,395	16,482
Provision for accounts receivable allowances	5,376	7,279
Deferred income taxes	249	(2,166)
Income tax benefit from exercise of stock options	3,148	387
Changes in operating assets and liabilities:
Accounts receivable	19,324	47,603
Prepaid expenses and other current assets	(1,875)	3,010
Other assets	(731)	(265)
Accounts payable and accrued expenses	(9,062)	(8,901)
Accrued employee compensation and benefits	(2,410)	1,400
Income taxes payable	4,590	263
Deferred revenue	(6,790)	(21,741)
Other current liabilities	(1,489)	(2,626)
Other liabilities	(240)	(2,827)

Net cash provided by operating activities	40,680	43,573

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(10,093)	(23,684)
Proceeds from maturities of investments	11,114	35,203
Purchases of property and equipment	(10,668)	(2,647)
Proceeds from disposal of property and equipment	285	—
Purchases of intangible assets	(1,190)	(3,818)
Payments for acquisitions	—	(1,000)

Net cash provided by (used in) investing activities	(10,552)	4,054

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage loan	(2,298)	(119)
Redemption of debt	(27,930)	—
Treasury stock transactions, net	—	64
Proceeds from exercise of stock options and employee stock purchase plan	21,476	5,550

Net cash provided by (used in) financing activities	(8,752)	5,495
Effect of exchange rate on cash and cash equivalents	1,668	1,998

INCREASE IN CASH AND CASH EQUIVALENTS	23,044	55,120
Cash and cash equivalents at beginning of period	311,130	232,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$334,174	$288,024

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,843	$4,873
Cash paid for interest	$1,949	$2,082

     See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2002

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at June 30, 2002 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending June 30, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

2. Significant Accounting Policies

Revenue Recognition

Hyperion derives revenues from licensing its software products and providing maintenance and professional services. Hyperion’s standard software license agreement is a perpetual license to use its products on an end user, concurrent user or central processing unit basis. Hyperion records revenue from licensing of software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP No. 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. VSOE of fair value for services is based upon the standard hourly rate Hyperion charges for such services when sold separately. VSOE of fair value for maintenance is measured by the stated renewal rates included in the contracts. If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally a twelve-month prepaid contract that is recognized ratably over the period. Customers may also enter into professional services arrangements that are typically on a time and materials basis and include consulting and training services. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of Hyperion’s products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP No. 97-2. Hyperion’s services are generally not essential to the functionality of the software. Hyperion’s products are fully functional upon delivery of the product and implementation does not require any significant modification or alteration. Hyperion’s services often include assistance with product adoption. Other significant factors considered in determining whether the revenue should be accounted for separately include degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Customers generally purchase these services to facilitate the adoption of Hyperion’s products and obtain dedicated personnel to participate in the services being performed, but they may also decide to use their own internal resources or appoint other professional service organizations to provide these services. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. If an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

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

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. The net unrealized gains and losses on available-for-sale securities for the three and six months ended December 31, 2002 and 2001 were not material.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and shares issuable upon conversion of Hyperion’s convertible subordinated notes. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2002	2001	2002	2001

Net income	$7,569	$3,729	$16,681	$5,675
Shares used in computing basic EPS	34,173	32,724	34,056	32,584
Dilutive effect of stock options	1,275	404	1,013	251

Shares used in computing diluted EPS	35,448	33,128	35,069	32,835

Basic EPS	$0.22	$0.11	$0.49	$0.17
Diluted EPS	$0.21	$0.11	$0.48	$0.17

For the three and six months ended December 31, 2002, stock option rights totaling 2.2 million shares and 2.7 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and six months ended December 31, 2001, stock option rights totaling 5.4 million shares and 5.7 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

For the three and six months ended December 31, 2002, 1.2 million and 1.3 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and six months ended December 31, 2001, 1.6 million shares of common stock issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

Recent Accounting Pronouncements

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be reflected as revenues in the statement of income. EITF No. 01-14 is effective for financial reporting periods beginning after December 15, 2001. Hyperion adopted EITF No. 01-14 on January 1, 2002 and reclassified the statements of income for the three and six months ended December 31, 2001 to conform to the current presentation. As a result, approximately $2.3 million and $4.9 million have been reclassified primarily from cost of maintenance and services into maintenance and services revenue for the three and six months ended December 31, 2001, respectively.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Hyperion is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Hyperion believes that the adoption of FIN 45 will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. Hyperion will adopt the disclosure requirements of SFAS No. 148 in its March 31, 2003 quarterly financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Hyperion believes that the adoption of FIN 46 will not have a material impact on its financial position or results of operations.

3. Contingencies

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 (“’724 patent”) with the United States Patent and Trademark Office (“PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on its financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations or cash flows of Hyperion.

4. Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one industry segment: the development and marketing of business performance management software and related services. This segment operates in three geographic regions: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors and application resellers.

Enterprise-wide information is provided in accordance with SFAS No. 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets.

The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues:
Americas	$77,320	$75,625	$154,198	$155,731
EMEA	41,760	36,041	77,594	66,842
APAC	6,957	7,237	14,124	13,666

Total	$126,037	$118,903	$245,916	$236,239

	December 31,	June 30,
	2002	2002

Long-lived assets:
Americas	$59,439	$60,809
EMEA	6,992	7,834
APAC	1,201	1,223

Total	$67,632	$69,866

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Software licenses:
Application products	$23,167	$23,592	$46,828	$39,303
Platform products	27,969	22,598	48,899	45,695

Total software license revenues	51,136	46,190	95,727	84,998
Maintenance and services:
Maintenance	52,405	44,883	103,983	88,759
Consulting and training	22,496	27,830	46,206	62,482

Total maintenance and services revenues	74,901	72,713	150,189	151,241

Total revenues	$126,037	$118,903	$245,916	$236,239

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information contained in this report on Form 10-Q is forward-looking in nature. All statements included in this report on Form 10-Q or made by management of Hyperion Solutions Corporation and its subsidiaries, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

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

RESULTS OF OPERATIONS

REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,

		Percent of		Percent of		Percent of		Percent of
(In thousands)	2002	Revenue	2001	Revenue	2002	Revenue	2001	Revenue

Software licenses	$51,136	41%	$46,190	39%	$95,727	39%	$84,998	36%
Maintenance and services Maintenance	52,405	41%	44,883	38%	103,983	42%	88,759	38%
Consulting and training	22,496	18%	27,830	23%	46,206	19%	62,482	26%

	74,901	59%	72,713	61%	150,189	61%	151,241	64%

Total revenues	$126,037	100%	$118,903	100%	$245,916	100%	$236,239	100%

Software licenses. Software license revenues increased 11% in the three months ended December 31, 2002 compared to the three months ended December 31, 2001 and increased 13% in the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The increase in license revenue in the second quarter and first half of fiscal 2003 was primarily due to increased revenues from two of our newer suite-based application products, Hyperion Planning and Hyperion Financial Management, in the first half of fiscal 2003 as well as several significant Essbase XTD platform sales in the second quarter of fiscal 2003. However, these factors were offset to some extent by declines in revenue from our older, standalone application products, Hyperion Pillar and Hyperion Enterprise.

We separate license revenue into two main components- application license revenue and platform license revenue. Application license revenue is generated from our packaged business performance management applications, and platform license revenue is generated from our Hyperion Essbase XTD platform and its component products. In the second quarter of fiscal 2003, application revenue represented 45% of license revenue and platform revenue represented 55% of license revenue, compared to 51% application revenue and 49% platform revenue in the second quarter of fiscal 2002. A 33% increase in suite-based application sales, which include Hyperion Planning and Hyperion Financial Management, combined with a 50% decrease in standalone application sales, which include Hyperion Pillar and Hyperion Enterprise, resulted in an overall 2% decrease in total application license revenue for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. However, platform sales increased 24% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 as a result of several large Essbase XTD platform sales during the second quarter of fiscal 2003. The slight decrease in application license revenue and the substantial increase in platform license revenue resulted in the decrease in the ratio of application license revenue to platform license revenue in the second quarter of fiscal 2003.

For the first half of fiscal 2003, license revenue was comprised of 49% application revenue and 51% platform revenue, compared to 46% application revenue and 54% platform revenue for the first half of fiscal 2002. A 103% increase in suite-based application sales, partially offset by a 53% decrease in standalone application sales, resulted in an overall 19% increase in total application license revenue for the first half of fiscal 2003 compared to the first half of fiscal 2002. Two of our newer suite-based application products, Hyperion Planning and Hyperion Financial Management, were still in the early stages of their product life cycles in the first half of fiscal 2002, but these products began making significant contributions to total license revenue later in fiscal 2002 and into fiscal 2003. The 19% increase in application license revenue, compared with a 7% increase in platform license revenue, resulted in the increase in the ratio of application license revenue to platform license revenue in the first half of fiscal 2003.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, independent distributors and sales agents. License revenue from channel partners comprised 27% of total license revenue in the second quarter of fiscal 2003 compared to 24% in the second quarter of fiscal 2002. For the first half of fiscal 2003 and 2002, license revenue from channel partners comprised 26% of total license revenue. Effectively leveraging our channel partners continues to be one of our key strategies, and our goal is to derive 33% of our license revenue through our channel partners. Consistent with fiscal 2002, no single channel partner represented more than 10% of total revenue during the second quarter or first half of fiscal 2003.

Maintenance and services. Maintenance and services revenue increased 3% in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. This increase was due to a 17% increase in maintenance revenue, which was caused by year-over-year growth of our installed customer base. Partially offsetting this increase in maintenance revenue was a 19% decrease in consulting and training revenue, which resulted from our increased use of channel partners to provide consulting services to our customers. In the six months ended December 31, 2002, maintenance and services revenue decreased 1% compared to the six months ended December 31, 2001. The slight decrease in maintenance and services revenue was due to a 26% decrease in consulting and training revenue, which was partially offset by a 17% increase in maintenance revenue.

COST OF REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,

		Gross		Gross		Gross		Gross
(In thousands)	2002	Margin	2001	Margin	2002	Margin	2001	Margin

Software licenses	$3,596	93%	$3,572	92%	$6,646	93%	$6,567	92%
Maintenance and services	32,156	57%	34,343	53%	64,535	57%	70,676	53%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies and the cost of product packaging and documentation materials. Cost of software license revenue in the three and six months ended December 31, 2002 remained relatively flat compared to the three and six months ended December 31, 2001 despite the respective increases in software license revenue. This was partially attributable to different product mixes in the second quarter and first half of fiscal 2003, which resulted in lower third-party royalty expenses as a percentage of software license revenue. For the three and six months ended December 31, 2002, the total cost of software license revenue as a percentage of total license revenue was 7%. For the three and six months ended December 31, 2001, the total cost of software license revenue as a percentage of total license revenue was 8%.

In the first half of fiscal 2003 and 2002, we capitalized $0.7 million and $0.3 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized software product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for consulting, training and support personnel. Cost of maintenance and services revenue decreased 6% in the three months ended December 31, 2002 compared to the three months ended December 31, 2001 and decreased 9% in the six months ended December 31, 2002 compared to the six months ended December 31, 2001. The decrease in cost of maintenance and services revenue is primarily attributable to our continued focus on leveraging our channel partners to perform consulting services for our customers. As a result of this effort, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002. This reduction in headcount contributed to a $2.2 million decrease in employee expenses for maintenance and services personnel in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 and a $3.8 million decrease in employee expenses in the first half of fiscal 2003 compared to the first half of fiscal 2002. Further, independent contractor and temporary staffing expenses decreased $0.3 million and $1.2 million in the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001 due to our decreased use of external personnel for product implementations.

Gross margin on maintenance and services revenue increased to 57% in the second quarter and first half of fiscal 2003 compared to 53% in the second quarter and first half of fiscal 2002. These increases in gross margin on maintenance and services revenue are primarily due to the increases in maintenance revenue as a percentage of total maintenance and services revenue, as margins on the maintenance revenue stream are higher than margins on the services revenue stream.

OPERATING EXPENSES

	Three Months Ended December 31,				Six Months Ended December 31,

		Percent of		Percent of		Percent of		Percent of
(In thousands)	2002	Revenue	2001	Revenue	2002	Revenue	2001	Revenue

Sales and marketing	$48,662	39%	$43,610	37%	$89,740	36%	$85,057	36%
Research and development	18,107	14%	16,723	14%	35,979	15%	35,619	15%
General and administrative	11,853	9%	15,405	13%	23,819	10%	30,729	13%

Total operating expenses	$78,622		$75,738		$149,538		$151,405

Sales and marketing. Sales and marketing expense increased 12% in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. This increase was due in part to a $2.5 million increase in marketing expenses, which resulted from increased advertising and tradeshow activities during the quarter, and a $2.1 million increase in employee expenses, primarily due to increased commissions resulting from the increase in license revenue. Sales and marketing expense increased 6% in the six months ended December 31, 2002 compared to the six months ended December 31, 2001 primarily due to a $4.1 million increase in marketing expenses resulting from increased advertising and tradeshow activities.

Research and development. Research and development expense increased 8% in the three months ended December 31, 2002 compared to the three months ended December 31, 2001. This increase was primarily due to a $0.5 million increase in employee expenses. In the six months ended December 31, 2002, research and development expense increased 1% compared to the six months ended December 31, 2001.

General and administrative. General and administrative expense decreased 23% in the three months ended December 31, 2002 compared to the three months ended December 31, 2001 due in part to a $1.4 million decrease in outsourcing costs, as we ended the outsourcing of our North American accounting department in the fourth quarter of fiscal 2002, and a $1.2 million decrease in occupancy and equipment costs primarily due to a decrease in depreciation and amortization expense, as many fixed assets have become fully depreciated in the past year. These decreases were partially offset by a $0.8 million increase in employee expenses resulting primarily from headcount increases as we brought our North American accounting function in-house. General and administrative expense decreased 22% in the first half of fiscal 2003 compared to the first half of fiscal 2002 primary due to a $2.4 million decrease in outsourcing costs, a $3.0 million decrease in occupancy and equipment costs, and a $1.5 million decrease in charges related to property and sales tax audits. These decreases were partially offset by a $1.4 million increase in employee expenses resulting from the headcount increases discussed above.

RESTRUCTURING CHARGES

Restructuring charges totaled $0.6 million and $0.2 million in the three months ended December 31, 2002 and 2001, respectively, and totaled $0.6 million and $0.5 million in the six months ended December 31, 2002 and 2001, respectively. These restructuring charges resulted from adjustments made to the restructuring charge we recorded in the fourth quarter of fiscal 2001.

INTEREST INCOME AND EXPENSE

	Three Months Ended December 31,			Six Months Ended December 31

		Percent			Percent
(In thousands)	2002	Change	2001	2002	Change	2001

Interest income	$1,574	-18%	$1,925	$3,033	-25%	$4,067
Interest expense	(852)	-27%	(1,168)	(1,634)	-30%	(2,329)

Interest income consists of interest earned on cash, cash equivalent and short-term investment balances. Although we had higher average cash and investment balances during the three and six months ended December 31, 2002 compared to the three and six months ended December 31, 2001, interest income decreased due to declines in short-term interest rates during fiscal 2002 and 2003.

Interest expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. During the three and six months ended December 31, 2002, we repurchased convertible subordinated notes with face values totaling $23.7 million and $28.7 million, respectively, which resulted in the decreases in interest expense compared to the three and six months ended December 31, 2001.

GAIN ON REDEMPTION OF DEBT

During the three months ended December 31, 2002, we repurchased convertible subordinated notes with face value of $23.7 million for a total cost of approximately $23.2 million, resulting in a net gain of approximately $0.2 million. During the six months ended December 31, 2002, we repurchased convertible subordinated notes with face value of $28.7 million for a total cost of approximately $27.9 million, resulting in a net gain of approximately $0.5 million. Any further purchases of our convertible notes will be determined based on an evaluation of market conditions and other factors.

PROVISION FOR INCOME TAXES

Our effective income tax rate for the three and six months ended December 31, 2002 was 37% compared to an effective income tax rate of 36% for the three and six months ended December 31, 2001. We expect our effective tax rate to remain at 37% for the remainder of fiscal 2003.

NET INCOME

As a result of the above factors, we generated net income of $7.6 million, or $0.21 per diluted share, for the three months ended December 31, 2002 compared to net income of $3.7 million, or $0.11 per diluted share, for the three months ended December 31, 2001. For the six months ended December 31, 2002, our net income was $16.7 million, or 0.48 per diluted share, compared to net income of $5.7 million, or $0.17 per diluted share, for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended December 31,

		Percent
(In thousands)	2002	Change	2001

Cash, cash equivalents and short-term investments	$352,282	17%	$301,002
Working capital	294,598	7%	274,416
Net cash provided by operating activities	40,680	-7%	43,573
Net cash provided by (used in) investing activities	(10,552)	-360%	4,054
Net cash provided by (used in) financing activities	(8,752)	-259%	5,495

To date, we have financed our business through positive cash flow from operations and, to a lesser extent, through the issuance of capital stock and convertible subordinated notes. As of December 31, 2002, our cash is invested primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly-liquid securities with maturities of three months or less.

In the six months ended December 31, 2002 and 2001, we generated positive cash flow from operations of $40.7 million and $43.6 million, respectively. Our operating cash flows during these periods were primarily due to the net income generated during the periods and the significant decreases in our accounts receivable balances, partially offset by decreases in accounts payable, accrued expenses and deferred revenue. For the six months ended December 31, 2002 and 2001, a significant portion of our operating cash flows were attributable to the substantial decreases in our accounts receivable balances, resulting from our focus on invoicing and collection process improvements. Given the decreases in accounts receivable we have achieved over the past several quarters as a result of these process improvements, we expect that our operating cash flow attributable to changes in our accounts receivable balances will decrease in future periods.

Net cash used in investing activities amounted to $10.6 million in the six months ended December 31, 2002 compared to net cash provided by investing activities of $4.1 million in the six months ended December 31, 2001. The net cash used in investing activities in the first half of fiscal 2003 resulted from purchases of property, equipment and intangible assets of $11.9 million, partially offset by proceeds from maturities of investments, net of purchases, of $1.0 million. The net cash provided by investing activities in the first half of fiscal 2002 resulted from proceeds from maturities of investments, net of purchases, of $11.5 million, partially offset by purchases of property, equipment and intangible assets of $7.5 million. The increase in capital expenditures in fiscal 2003 primarily relates to the purchase and implementation of our worldwide customer relationship management system, as well as purchases of other systems.

Net cash used in financing activities was $8.8 million in the six months ended December 31 2002 compared to net cash provided by financing activities of $5.5 million in the six months ended December 31, 2001. The net cash used in financing activities in the first half of fiscal 2003 was due to the repurchase of our convertible subordinated notes with a face value of $28.7 million for a total cost of approximately $27.9 million and the repayment of the $2.3 million mortgage loan on our Connecticut facility, partially offset by $21.5 million of proceeds from the sale of shares through our employee stock option and stock purchase plans during the period. The net cash provided by financing activities in the first half of fiscal 2002 primarily resulted from $5.6 million of proceeds from the sale of shares through our employee stock option and stock purchase plans during the period.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least December 31, 2003. However, to the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

There has been no significant change in the amount of our contractual obligations as of December 31, 2002 compared to those disclosed in our annual report on Form 10-K for the fiscal year ending June 30, 2002, except for the effects of the repurchase of convertible subordinated notes and repayment of the mortgage loan discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred,” which requires that reimbursements received for “out-of-pocket” expenses be reflected as revenues in the statement of income. EITF No. 01-14 is effective for financial reporting periods beginning after December 15, 2001. We adopted EITF No. 01-14 on January 1, 2002 and reclassified the statements of income for the three and six months ended December 31, 2001 to conform to the current presentation. As a result, approximately $2.3 million and $4.9 million have been reclassified primarily from cost of maintenance and services into maintenance and services revenue for the three and six months ended December 31, 2001, respectively.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are currently assessing the impact of SFAS No. 146 on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of FIN 45 will not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We will adopt the disclosure requirements of SFAS No. 148 in our March 31, 2003 quarterly financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of FIN 46 will not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

PRODUCT ENHANCEMENT AND NEW PRODUCT INTRODUCTIONS INVOLVE INHERENT RISKS. We compete in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. We continually seek to expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into our products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to, product quality, the fit of the new products and features with the customer’s needs, the successful adaptation of third-party technology into our products, educating our sales, marketing and consulting personnel to work with the new products and features, competition from earlier and more established entrants, general economic conditions, market acceptance of initial product releases, marketing effectiveness and the accuracy of assumptions about the nature of customer demand. Our failure to successfully introduce, market and sell new products and technologies or enhance and improve existing products in a timely manner, and position and/or price our products, undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on our business, results of operations or financial position. These risks tend to be greater when newer products, such as Hyperion Financial Management and Hyperion Planning, make up a larger portion of the overall product mix. As more and more of these newer products are deployed, our service and maintenance organizations, along with our partners, will have to rapidly increase their ability to install and service these products, and we must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower license revenue.

FAILURE TO UPGRADE OLDER PRODUCTS WILL ADVERSELY AFFECT REVENUE. As newer products are introduced by us, or by our competition, the market’s demand for our older products declines. Declining demand reduces revenue from additional licenses, and reduces maintenance revenue from past purchasers of our software. We must continually upgrade our older products, so our customers continue to see value in our maintenance services. If we are unable to provide continued improvements in functionality, or, alternatively, move customers with our older products to our newer products, declining maintenance and new license revenue from older products could have a material adverse effect on our business.

GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS. Our revenue growth and profitability depend on the overall demand for computer software and services, which in turn depend on general economic and business conditions. While we have been able to increase revenues in the past, continued weakness in the economy could result in decreased revenues or lower growth rates. There can be no assurance that we will be able to effectively promote revenue growth in all economic conditions.

WE OPERATE IN A VERY COMPETITIVE ENVIRONMENT. The markets in which we compete are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. We have experienced, and expect that we will continue to experience, vigorous competition from current competitors, new competitors, and from mergers of two or more competitors, some of whom may have significantly greater financial, technical, marketing and other resources than we do. We expect additional competition as other established and emerging companies enter into both the platform and application parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

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

CHANGING OUR PRICING OR MARKETING COULD ADVERSELY AFFECT OUR BUSINESS. In an effort to simplify and clarify our product positioning and marketing, we periodically make changes to our product pricing or product descriptions. While we do not believe these pricing and marketing changes will have a material impact on license revenue, broadly based changes to pricing or marketing messages could cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as our sales force learns how to deploy the new pricing or convey our new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on our business, results of operations or financial position.

WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONAL IMPROVEMENTS. As part of our focus on improving our operating margins, we are driving toward increased efficiencies in our sales force, as well as our services, product development, product marketing, finance, and other administrative processes. The ability to continue to realize current efficiencies, and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on our profits.

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

THERE ARE SIGNIFICANT ORGANIZATIONAL AND PRODUCT INTEGRATION RISKS RELATED TO BUSINESS COMBINATIONS. We have made and may in the future make acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in these activities, including but not limited to: the possibility that we pay more than the value we derive from the acquisition; the difficulty of integrating the operations and personnel of the acquired businesses; the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized; the potential product liability associated with selling the acquired company’s products; the potential disruption of our ongoing business and the distraction of management from our business. These factors could have a material adverse effect on our business, results of operations or financial position, especially in the case of a large acquisition.

WE ARE SUBJECT TO THE POSSIBILITY OF INFRINGEMENT CLAIMS. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.

ENFORCEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY BE DIFFICULT. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. There can be no assurance that our means of protecting its proprietary rights in the United States or abroad will be adequate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. At December 31, 2002, our investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, with a fair value of $18.1 million. The portfolio is invested in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on our investment portfolio.

As of December 31, 2002, our long-term debt consists of 4.5% convertible subordinated notes due March 2005 with a face value of $50.0 million. Because our long-term debt bears interest at a fixed interest rate, an immediate 10% change in market interest rates would not have a material impact on our interest expense.

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. Additionally, intercompany balances arise from software royalty fees that are charged to our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is typically their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of certain intercompany balances for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in our intercompany accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with unrealized gains and losses included in our consolidated statements of income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains and losses were not material for the three and six months ended December 31, 2002 and 2001. We had no open foreign currency forward exchange contracts as of December 31, 2002 and 2001.

We are also exposed to foreign currency exchange rate fluctuations as the income statements of our foreign subsidiaries are translated into U.S. dollars upon consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on our consolidated statements of income for the three and six months ended December 31, 2002 and 2001 was not material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on November 13, 2002:

1.     To elect two class I directors to serve on our board of directors for a three-year term.

	For	Withheld

Gary G. Greenfield	29,852,480	1,559,491
John Riccitiello	29,540,713	1,871,258

2.     To approve amendments to our 1995 Stock Option/Stock Issuance Plan (“Option Plan”) to modify certain provisions of the Option Plan and increase the number of shares of common stock reserved for issuance under the Option Plan by 1,200,000 shares.

For Against Abstain	22,407,679 8,966,181 38,111

3.     To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending June 30, 2003.

For Against Abstain	29,959,645 1,362,790 89,536

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No	Description

99.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:February 7, 2003	Hyperion Solutions Corporation (Registrant)

	By:	/s/ DAVID W. ODELL David W. Odell Chief Financial Officer

	By:	/s/ NOLENE P. FABRE Nolene P. Fabre Vice President and Global Controller (Principal Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Jeffrey R. Rodek, Chief Executive Officer of Hyperion Solutions Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hyperion Solutions Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: February 7, 2003

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003

/s/ DAVID W. ODELL David W. Odell Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

99.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.