Form 10-Q
period 2003-03-31
HYPERION SOLUTIONS CORP
filed 2003-05-14
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of May 9, 2003, there were 36,456,155 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	June 30,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$378,860	$311,130
Short-term investments	9,923	19,128
Accounts receivable, net of allowances of $10,460 and $10,660	77,287	110,196
Deferred income taxes	13,718	15,495
Prepaid expenses and other current assets	14,293	17,240

TOTAL CURRENT ASSETS	494,081	473,189
Property and equipment, net	65,586	69,866
Goodwill	8,281	8,171
Intangible assets, net	7,103	8,493
Deferred income taxes	17,338	17,993
Other assets	5,964	6,178

TOTAL ASSETS	$598,353	$583,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,455	$50,858
Accrued employee compensation and benefits	33,484	39,005
Income taxes payable	232	—
Deferred revenue	99,279	94,910
Other current liabilities	4,595	6,915

TOTAL CURRENT LIABILITIES	177,045	191,688
Long-term debt	50,040	80,802
Other liabilities	11,686	11,743
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 36,384 and 34,662 shares issued and outstanding	36	35
Additional paid-in capital	264,722	227,563
Treasury stock, at cost: 1,343 and 1,344 common shares	(23,091)	(23,097)
Deferred stock-based compensation	(3,090)	—
Retained earnings	128,420	103,472
Accumulated other comprehensive loss	(7,415)	(8,316)

TOTAL STOCKHOLDERS’ EQUITY	359,582	299,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$598,353	$583,890

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

REVENUES
Software licenses	$50,449	$49,979	$146,176	$134,977
Maintenance and services	76,110	69,980	226,299	221,221

TOTAL REVENUES	126,559	119,959	372,475	356,198
COSTS AND EXPENSES
Cost of revenues:
Software licenses	4,136	4,256	10,782	10,823
Maintenance and services	34,119	32,529	98,654	103,205
Sales and marketing	46,932	44,604	136,672	129,661
Research and development	18,598	18,124	54,577	53,743
General and administrative	10,412	16,279	34,231	47,008
Restructuring charges	—	(418)	596	44

TOTAL COSTS AND EXPENSES	114,197	115,374	335,512	344,484

OPERATING INCOME	12,362	4,585	36,963	11,714
Interest and other income	1,458	1,437	4,491	5,504
Interest and other expense	(698)	(1,202)	(2,332)	(3,531)
Gain on redemption of debt	—	—	478	—

INCOME BEFORE INCOME TAXES	13,122	4,820	39,600	13,687
Provision for income taxes	4,855	1,735	14,652	4,927

NET INCOME	$8,267	$3,085	$24,948	$8,760

Other comprehensive income (loss)	243	(1,067)	901	276

COMPREHENSIVE INCOME	$8,510	$2,018	$25,849	$9,036

EARNINGS PER SHARE
Basic	$0.24	$0.09	$0.73	$0.27
Diluted	$0.23	$0.09	$0.71	$0.26
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,795	32,918	34,119	32,694
Diluted	36,078	34,107	35,231	33,259

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,948	$8,760
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on redemption of debt	(478)	—
Gain on sale of assets	(35)	—
Depreciation and amortization	21,113	24,067
Provision for accounts receivable allowances	5,378	14,358
Deferred income taxes	2,449	314
Income tax benefit from exercise of stock options	4,946	974
Changes in operating assets and liabilities:
Accounts receivable	28,769	46,290
Prepaid expenses and other current assets	(464)	694
Other assets	(203)	(304)
Accounts payable and accrued expenses	(10,760)	(7,592)
Accrued employee compensation and benefits	(5,793)	(903)
Income taxes payable	3,899	(3,102)
Deferred revenue	3,183	(13,107)
Other current liabilities	(3,810)	(6,780)
Other liabilities	(297)	(2,166)

Net cash provided by operating activities	72,845	61,503

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(12,093)	(29,657)
Proceeds from maturities of investments	21,280	41,203
Purchases of property and equipment	(13,635)	(10,740)
Proceeds from sale of property and equipment	455	—
Purchases of intangible assets	(1,647)	(3,935)
Payments for acquisitions	—	(1,000)

Net cash used in investing activities	(5,640)	(4,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage loan	(2,298)	(180)
Redemption of debt	(27,930)	—
Treasury stock transactions, net	6	64
Proceeds from exercise of stock options and employee stock purchase plan	29,058	8,629

Net cash provided by (used in) financing activities	(1,164)	8,513
Effect of exchange rate on cash and cash equivalents	1,689	911

INCREASE IN CASH AND CASH EQUIVALENTS	67,730	66,798
Cash and cash equivalents at beginning of period	311,130	232,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378,860	$299,702

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$2,788	$6,062
Cash paid for interest	$3,097	$4,129

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at June 30, 2002 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

2.     Significant Accounting Policies

Revenue Recognition

Hyperion derives revenues from licensing its software products and providing maintenance and professional services. Hyperion’s standard software license agreement is a perpetual license to use its products on an end user, concurrent user or central processing unit basis. Hyperion records revenue from licensing of software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP No. 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services. VSOE of fair value for services is based upon the standard hourly rate Hyperion charges for such services when sold separately. VSOE of fair value for maintenance is measured by the stated renewal rates included in the contracts. If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. The net unrealized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2003 and 2002 were not material.

Earnings Per Share

Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and shares issuable upon conversion of Hyperion’s convertible subordinated notes. Potentially dilutive securities are excluded from the computation of diluted EPS if their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Net income	$8,267	$3,085	$24,948	$8,760
Shares used in computing basic EPS	34,795	32,918	34,119	32,694
Effect of potentially dilutive securities	1,283	1,189	1,112	565

Shares used in computing diluted EPS	36,078	34,107	35,231	33,259

Basic EPS	$0.24	$0.09	$0.73	$0.27
Diluted EPS	$0.23	$0.09	$0.71	$0.26

For the three months ended March 31, 2003 and 2002, stock option rights totaling 2.3 million shares and 2.6 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the nine months ended March 31, 2003 and 2002, stock option rights totaling 2.6 million shares and 5.6 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

For the three months ended March 31, 2003 and 2002, 0.9 million and 1.6 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the nine months ended March 31, 2003 and 2002, 1.2 million and 1.6 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

Stock-Based Compensation

Hyperion has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” during the quarter ended March 31, 2003. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, Hyperion continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Hyperion generally grants its stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB Opinion No. 25, no compensation expense is recognized in the statements of income. Had Hyperion recorded compensation expense based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, Hyperion’s net income and earnings per share would have been reduced to the pro forma amounts below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Net income, as reported	$8,267	$3,085	$24,948	$8,760
Deduct: stock-based compensation expense determined under fair value method, net of tax	(4,209)	(4,117)	(12,177)	(11,932)

Pro forma net income (loss)	$4,058	$(1,032)	$12,771	$(3,172)

Earnings per share:
Basic - as reported	$0.24	$0.09	$0.73	$0.27
Basic - pro forma	$0.12	$(0.03)	$0.37	$(0.10)
Diluted - as reported	$0.23	$0.09	$0.71	$0.26
Diluted - pro forma	$0.11	$(0.03)	$0.37	$(0.10)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. Hyperion adopted SFAS No. 146 on January 1, 2003, and the adoption did not have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Hyperion adopted FIN 46 on February 1, 2003, and the adoption did not have a material impact on its financial position or results of operations.

3.     Commitments and Contingencies

Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Hyperion adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have a material impact on its financial position or results of operations. The following is a summary of the agreements that Hyperion has determined are within the scope of FIN 45:

As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of March 31, 2003.

Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these agreements is minimal. Hyperion has no liabilities recorded for these agreements as of March 31, 2003.

Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of March 31, 2003.

Contingencies

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 (“'724 patent”) with the United States Patent and Trademark Office (“PTO”) arguing that the '724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the '724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the '724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on its financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations or cash flows of Hyperion.

4.     Restricted Stock

In February 2003, Hyperion issued a total of 125,000 shares of restricted stock to some of its executive officers for nominal consideration. The restricted shares vest in full on the fourth anniversary of the date of issuance, but can vest earlier based on the achievement of performance-based objectives as set by the board of directors. Hyperion recorded deferred stock-based compensation totaling $3.2 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” the deferred stock-based compensation relating to the restricted shares will be re-measured on the date the performance objectives are defined or determined to have been earned by the board of directors. In the event a holder of these restricted shares leaves Hyperion prior to the fourth anniversary of the date of issuance and retains vested shares that would have been forfeited absent the achievement of the performance objectives, the re-measured deferred stock-based compensation will be recorded in the statement of income.

5.     Segment and Geographic Information

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

The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Revenues:
Americas	$78,762	$81,175	$232,960	$236,907
EMEA	40,963	34,069	118,557	100,910
APAC	6,834	4,715	20,958	18,381

Total	$126,559	$119,959	$372,475	$356,198

	March 31,	June 30,
	2003	2002

Long-lived assets:
Americas	$58,028	$60,809
EMEA	6,386	7,834
APAC	1,172	1,223

Total	$65,586	$69,866

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Software licenses:
Application products	$29,270	$21,466	$76,098	$60,769
Platform products	21,179	28,513	70,078	74,208

Total software license revenues	50,449	49,979	146,176	134,977
Maintenance and services:
Maintenance	53,174	46,699	157,157	135,459
Consulting and training	22,936	23,281	69,142	85,762

Total maintenance and services revenues	76,110	69,980	226,299	221,221

Total revenues	$126,559	$119,959	$372,475	$356,198

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

RESULTS OF OPERATIONS

REVENUES

		Three Months Ended March 31,				Nine Months Ended March 31,

		Percent of		Percent of		Percent of		Percent of
(In thousands)	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Software licenses	$50,449	40%	$49,979	42%	$146,176	39%	$134,977	38%
Maintenance and services:
Maintenance	53,174	42%	46,699	39%	157,157	42%	135,459	38%
Consulting and training	22,936	18%	23,281	19%	69,142	19%	85,762	24%

	76,110	60%	69,980	58%	226,299	61%	221,221	62%

Total revenues	$126,559	100%	$119,959	100%	$372,475	100%	$356,198	100%

Software licenses. Software license revenues increased 1% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 and increased 8% in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The increase in license revenue in the third quarter and first nine months of fiscal 2003 was primarily due to increased revenues from two of our newer suite-based application products, Hyperion Planning and Hyperion Financial Management. These two products were still in the very early stages of their product life cycles during most of fiscal 2002, but they began making significant contributions to total license revenue in the fourth quarter of fiscal 2002 and into fiscal 2003. These increases in suite-based application product sales were offset to some extent by declines in revenue from our older, standalone application products, Hyperion Pillar and Hyperion Enterprise, and our platform products.

We separate license revenue into two main components- application license revenue and platform license revenue. Application license revenue is generated from our packaged business performance management applications, and platform license revenue is generated from our Hyperion Essbase XTD platform and its component products. In the third quarter of fiscal 2003, application revenue represented 58% of total license revenue and platform revenue represented 42% of total license revenue, compared to 43% application revenue and 57% platform revenue in the third quarter of fiscal 2002. A 98% increase in suite-based application sales, which include Hyperion Planning and Hyperion Financial Management, combined with a 47% decrease in standalone application sales, which include Hyperion Pillar and Hyperion Enterprise, resulted in an overall 36% increase in total application license revenue in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. However, platform sales decreased 26% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase in application license revenue combined with the decrease in platform license revenue resulted in the increase in the ratio of application license revenue to platform license revenue in the third quarter of fiscal 2003.

For the first nine months of fiscal 2003, license revenue was comprised of 52% application revenue and 48% platform revenue, compared to 45% application revenue and 55% platform revenue for the first nine months of fiscal 2002. A 101% increase in suite-based application sales, partially offset by a 51% decrease in standalone application sales, resulted in an overall 25% increase in total application license revenue in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This increase in application license revenue combined with a 6% decrease in platform license revenue, resulted in the increase in the ratio of application license revenue to platform license revenue in the first nine months of fiscal 2003.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, independent distributors and sales agents. License revenue from channel partners comprised 30% of total license revenue in the third quarter of fiscal 2003 compared to 26% in the third quarter of fiscal 2002. In the first nine months of fiscal 2003 license revenue from channel partners comprised 28% of total license revenue compared to 26% in the first nine months of fiscal 2002. Effectively leveraging our channel partners continues to be one of our key strategies, and our goal is to move towards deriving 33% of our license revenue through our channel partners. Consistent with fiscal 2002, no single channel partner represented more than 10% of total revenue during the third quarter or first nine months of fiscal 2003.

Maintenance and services. Maintenance and services revenue increased 9% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was due to a 14% increase in maintenance revenue, which was primarily due to improvements in our invoicing and collecting procedures for maintenance renewals. Partially offsetting this increase in maintenance revenue was a 1% decrease in consulting and training revenue. In the nine months ended March 31, 2003, maintenance and services revenue increased 2% compared to the nine months ended March 31, 2002. The slight increase in maintenance and services revenue was due to a 16% increase in maintenance revenue, which was substantially offset by a 19% decrease in consulting and training revenue, which resulted from our increased use of channel partners to provide consulting services to our customers.

COST OF REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,

		Gross		Gross		Gross		Gross
(In thousands)	2003	Margin	2002	Margin	2003	Margin	2002	Margin

Software licenses	$4,136	92%	$4,256	91%	$10,782	93%	$10,823	92%
Maintenance and services	34,119	55%	32,529	54%	98,654	56%	103,205	53%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenue in the three months ended March 31, 2003 decreased 3% compared to the three months ended March 31, 2002 despite the 1% increase in software license revenue. This decrease was primarily attributable to a $0.7 million decrease in royalty expenses due to a different mix of product sales in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002, and a $0.4 million decrease in product packaging and documentation material costs due to the increased use of electronic product distribution. These decreases were partially offset by a $0.5 million increase in amortization of capitalized software development costs and a $0.3 million increase in amortization of acquired technologies. Cost of software license revenue in the nine months ended March 31, 2003 remained relatively flat compared to the nine months ended March 31, 2002 despite the 8% increase in software license revenue. This was primarily due to a $1.1 million decrease in royalty expenses and a $0.7 million decrease in product packaging and documentation material costs. These decreases were partially offset by a $0.8 million increase in amortization of capitalized software development costs and a $0.9 million increase in amortization of acquired technologies.

In the first nine months of fiscal 2003 and 2002, we capitalized $1.4 million and $0.6 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized software development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for consulting, training and support personnel. Cost of maintenance and services revenue increased 5% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in cost of maintenance and services revenue is primarily attributable to a $1.5 million increase in variable compensation expenses. Cost of maintenance and services revenue decreased 4% for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The decrease in cost of maintenance and services revenue is primarily attributable to our continued focus on leveraging our channel partners to perform consulting services for our customers. As a result of this effort, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002. This reduction in headcount contributed to a $2.4 million decrease in employee expenses for maintenance and services personnel in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Further, independent contractor and temporary staffing expenses decreased $1.4 million nine months ended March 31, 2003 compared to nine months ended March 31, 2002 due to our decreased use of external personnel for product implementations.

Gross margin on maintenance and services revenue increased to 55% in the third quarter of fiscal 2003 from 54% in the third quarter of fiscal 2002 and increased to 56% in the first nine months of fiscal 2003 from 53% in the first nine months of fiscal 2002. These increases in gross margin are primarily due to the increases in maintenance revenue as a percentage of total maintenance and services revenue, as margins on the maintenance revenue stream are higher than margins on the services revenue stream.

OPERATING EXPENSES

	Three Months Ended March 31,					Nine Months Ended March 31,

		Percent of		Percent of		Percent of		Percent of
(In thousands)	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Sales and marketing	$46,932	37%	$44,604	37%	$136,672	37%	$129,661	36%
Research and development	18,598	15%	18,124	15%	54,577	15%	53,743	15%
General and administrative	10,412	8%	16,279	14%	34,231	9%	47,008	13%

Total operating expenses	$75,942		$79,007		$225,480		$230,412

Sales and marketing. Sales and marketing expense increased 5% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was mainly due to a $1.8 million increase in marketing expenses, which resulted from increased advertising and tradeshow activities during the quarter. Sales and marketing expense increased 5% in the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 primarily due to a $5.9 million increase in marketing expenses resulting from increased advertising and tradeshow activities, and a $1.4 million increase in business travel and related expenses associated with our increased marketing activities and our increase in revenues.

Research and development. Research and development expense increased 3% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was primarily due to a $0.3 million increase in external personnel costs. In the nine months ended March 31, 2003, research and development expense increased 2% compared to the nine months ended March 31, 2002. This increase is attributable to a $0.8 million increase in employee expenses.

General and administrative. General and administrative expense decreased 36% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This decrease was primarily attributable to a $1.7 million decrease in bad debt expense resulting from improvements we have made in our invoicing and collection procedures, a $1.1 million decrease in outsourcing costs, as we ended the outsourcing of our North American accounting department in the fourth quarter of fiscal 2002, and a $0.8 million decrease in occupancy and equipment costs primarily due to a decrease in depreciation and amortization expense, as many fixed assets have become fully depreciated during the past several quarters. These decreases were partially offset by a $0.7 million increase in employee expenses resulting primarily from headcount increases as we brought our North American accounting function in-house. General and administrative expense decreased 27% in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. This decrease was primarily due to a $3.1 million decrease in outsourcing costs, a $3.8 million decrease in occupancy and equipment costs, a $2.2 million decrease in bad debt expense, and a $1.5 million decrease in charges related to property and sales tax audits. These decreases were partially offset by a $2.2 million increase in employee expenses resulting from the headcount increases discussed above.

RESTRUCTURING CHARGES

The restructuring charges (credits) recorded in the three months ended March 31, 2002 and the nine months ended March 31, 2003 and 2002 resulted primarily from adjustments to our estimates of sub-lease income relating to the original restructuring charge we recorded in the fourth quarter of fiscal 2001.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Although we had higher average cash and investment balances during the three and nine months ended March 31, 2003 compared to the three and nine months ended March 31, 2002, interest and other income remained relatively flat in the third quarter of fiscal 2003 and decreased 18% in the first nine months of fiscal 2003 compared to the comparable periods in fiscal 2002 due to declines in short-term interest rates during fiscal 2002 and 2003.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes due in March 2005. During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million. This resulted in a 42% decrease in interest and other expense in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002 and a 34% decrease in interest and other expense in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

GAIN ON REDEMPTION OF DEBT

During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million for a total cost of approximately $27.9 million, resulting in a net gain of approximately $0.5 million. Any further purchases of our convertible notes will be determined based on an evaluation of market conditions and other factors.

PROVISION FOR INCOME TAXES

Our effective income tax rate for the three and nine months ended March 31, 2003 was 37% compared to an effective income tax rate of 36% for the three and nine months ended March 31, 2002. We expect our effective tax rate to remain at 37% for the remainder of fiscal 2003.

NET INCOME

As a result of the above factors, we generated net income of $8.3 million, or $0.23 per diluted share, for the three months ended March 31, 2003 compared to net income of $3.1 million, or $0.09 per diluted share, for the three months ended March 31, 2002. For the nine months ended March 31, 2003, our net income was $24.9 million, or $0.71 per diluted share, compared to net income of $8.8 million, or $0.26 per diluted share, for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended March 31,

		Percent
(In thousands)	2003	Change	2002

Cash, cash equivalents and short-term investments	$388,783	24%	$312,636
Working capital	317,036	13%	280,237
Net cash provided by operating activities	72,845	18%	61,503
Net cash used in investing activities	(5,640)	37%	(4,129)
Net cash provided by (used in) financing activities	(1,164)	(114%)	8,513

To date, we have financed our business through positive cash flow from operations and, to a lesser extent, through the issuance of capital stock and convertible subordinated notes. As of March 31, 2003, our cash is invested primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly-liquid securities with maturities of three months or less.

In the nine months ended March 31, 2003 and 2002, we generated positive cash flow from operations of $72.8 million and $61.5 million, respectively. In the nine months ended March 31, 2003, our operating cash flows were primarily due to the net income generated during the period and the significant decrease in our accounts receivable balance, partially offset by decreases in accounts payable, accrued expenses and accrued employee compensation and benefits. In the nine months ended March 31, 2002, our operating cash flows were also primarily due to the net income generated during the period and the significant decrease in our accounts receivable balance, which were partially offset by decreases in accounts payable, accrued expenses, deferred revenue and other current liabilities. In the nine months ended March 31, 2003 and 2002, a significant portion of our operating cash flows were attributable to the substantial decreases in our accounts receivable balances, resulting from our focus on invoicing and collection process improvements. Given the process improvements we have implemented and the resulting decreases in accounts receivable over the past several quarters, we expect that our operating cash flow attributable to changes in our accounts receivable balances will decrease in future periods.

Net cash used in investing activities amounted to $5.6 million in the nine months ended March 31, 2003 compared to net cash used in investing activities of $4.1 million in the nine months ended March 31, 2002. The net cash used in investing activities in the first nine months of fiscal 2003 resulted from purchases of property, equipment and intangible assets of $15.3 million, partially offset by proceeds from maturities of investments, net of purchases, of $9.2 million. The net cash used in investing activities in the first nine months of fiscal 2002 resulted from purchases of property, equipment and intangible assets of $14.7 million, partially offset by proceeds from maturities of investments, net of purchases, of $11.5 million.

Net cash used in financing activities was $1.2 million in the nine months ended March 31, 2003 compared to net cash provided by financing activities of $8.5 million in the nine months ended March 31, 2002. The net cash used in financing activities in the first nine months of fiscal 2003 was due to the repurchase of our convertible subordinated notes with a face value of $28.7 million for a total cost of approximately $27.9 million and the repayment of the $2.3 million mortgage loan on our Connecticut facility, partially offset by $29.1 million of proceeds from the sale of shares through our employee stock option and stock purchase plans during the period. The net cash provided by financing activities in the first nine months of fiscal 2002 primarily resulted from $8.6 million of proceeds from the sale of shares through our employee stock option and stock purchase plans during the period.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least March 31, 2004. However, to the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all.

There has been no significant change in the amount of our contractual obligations as of March 31, 2003 compared to those disclosed in our annual report on Form 10-K for the fiscal year ending June 30, 2002, except for the effects of the repurchase of convertible subordinated notes discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had required recognition of the liability as of the commitment date of an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003, and the adoption did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 on February 1, 2003, and the adoption did not have a material impact on our financial position or results of operations.

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

REORGANIZATION MAY ADVERSELY AFFECT PRODUCTIVITY. We have continued to make adjustments to our operations and organization. These changes have historically resulted in productivity issues in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve momentum and productivity could materially adversely impact our revenue and profits.

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

ENFORCEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS MAY BE DIFFICULT. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. At March 31, 2003, our investment portfolio consisted of investment-grade debt securities, excluding those classified as cash equivalents, with a fair value of $9.9 million. The portfolio is invested in short-term securities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

As of March 31, 2003, our long-term debt consists of 4.5% convertible subordinated notes due March 2005 with a face value of $50.0 million. Because our long-term debt bears interest at a fixed interest rate, an immediate 10% change in market interest rates would not have a material impact on our interest expense.

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. Additionally, intercompany balances arise from software royalty fees that are charged to our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is typically their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of certain intercompany balances for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in our intercompany accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize any foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains and losses were not material for the three and nine months ended March 31, 2003 and 2002. As of March 31, 2003, we had net forward contracts to sell U.S. dollar equivalent of $3.1 million in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on the value of the contracts.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

99.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 23, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated January 23, 2003 announcing the financial results for the second fiscal quarter ended December 31, 2002.

On March 3, 2003, we filed a current report on Form 8-K in connection with the issuance of two press releases dated March 3, 2003 announcing the resignation of Ken Goldman as a member of the Hyperion board of directors and announcing the appointment of Terry Carlitz to the Hyperion board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	Hyperion Solutions Corporation (Registrant)

	By:	/s/ DAVID W. ODELL David W. Odell Chief Financial Officer

	By:	/s/ NOLENE P. FABRE Nolene P. Fabre Vice President and Global Controller (Principal Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Jeffrey R. Rodek, Chief Executive Officer of Hyperion Solutions Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hyperion Solutions Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: May 14, 2003

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

Dated: May 14, 2003

/s/ DAVID W. ODELL

David W. Odell
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.