Form 10-K
period 2003-06-30
HYPERION SOLUTIONS CORP
filed 2003-08-13
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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
Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

There were 36,159,454 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2003. The aggregate market value of the registrant’s voting stock held by non-affiliates as of July 31, 2003 was approximately $915 million based on the closing sale price on the Nasdaq National Market reported for such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, scheduled to be held on November 10, 2003, are incorporated by reference in Part III of this Form 10-K.

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

FORWARD-LOOKING STATEMENTS

Certain information contained in this report on Form 10-K is forward-looking in nature. All statements included in this report on Form 10-K or made by management of Hyperion Solutions Corporation and its subsidiaries, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS

GENERAL

Hyperion Solutions Corporation is a leading provider of Business Performance Management software, which enables companies to translate strategies into plans, monitor execution and provide insight to manage and improve financial and operational performance. Hyperion provides managers with reporting and analysis tools and packaged and custom applications that support a process for proactively managing their business to optimal performance against goals and, most important, for anticipating and forecasting results.

Business Performance Management builds on business intelligence, which provides managers with information, including historic analysis and statistical predictions and forecasts, that enables them to understand how their business is performing at any moment in time. Hyperion combines powerful business and financial applications with an integrating business intelligence platform and expertise in management processes. This combination delivers an integrated Business Performance Management environment, which is being used by employees at all levels across organizations to support continuous performance improvement and accountability.

Our applications along with our development and deployment platform enable Business Performance Management across a wide variety of functional and operational areas beyond the finance areas of the business. We use our online analytical processing (“OLAP”) technology, Hyperion Essbase, as the foundation for our platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with our packaged applications to support the entire Business Performance Management process. We also offer support and services from offices in 20 countries and work with over 330 partners to provide solutions to more than 6,000 customer organizations worldwide. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

AGREEMENT TO ACQUIRE BRIO SOFTWARE, INC.

In July 2003, we entered into a definitive agreement to acquire Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. Under the terms of the agreement, Brio stockholders will receive a combination of 0.109 of a share of Hyperion common stock and $0.363 in cash for each share of Brio common stock. Based on the closing price of Hyperion’s stock on July 22, 2003, one day prior to the date the acquisition was announced, the transaction is valued at approximately $142 million. Brio stockholders will own approximately 10.5% of Hyperion’s common stock after completion of the transaction. The transaction has been approved by the boards of directors of both companies and is subject to customary closing conditions, including the approval of Brio’s stockholders and completion of regulatory review. The transaction is expected to close in the second quarter of fiscal 2004. The acquisition of Brio will add to our product portfolio the Brio query and reporting products, which access relational databases easily and quickly, and can support thousands of users.

INDUSTRY BACKGROUND

In response to today’s competitive pressures and renewed focus on profitability, many businesses are seeking systems that can support the full business cycle from strategy formulation to the creation and adaptation of plans and operational execution, as well as the monitoring and reporting of results. Companies need to unlock the volumes of transactional and operational information captured in different information systems and in different formats. It is common for organizations to have multiple general ledger, order entry and partner and customer interaction systems worldwide. With Business Performance Management, organizations can consolidate their financial and operational systems’ information and turn the raw data from these systems into meaningful business information used to manage for optimal performance. Additionally, our Business Performance Management solutions can scale from executive management through to the line manager.

We see five business imperatives driving increased demand for Business Performance Management solutions. These are the need to 1) increase visibility, agility and measurable accountability across the enterprise; 2) achieve necessary alignment among business and functional units for tight strategy execution; 3) increase the quality of management reports and have every manager work from the same set of facts; 4) prepare to comply with new and more stringent regulations on a global scope; and 5) extend existing information technology investments to make information accessible and actionable throughout the organization with the aim of increasing the speed, quality and accuracy of decision making.

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

Our Business Performance Management solutions combine a comprehensive suite of applications with an integrating business intelligence platform. This combination supports a management process that enables a continuous planning, monitoring and reporting cycle.

STRATEGY

Our objective is to be the leading global provider of Business Performance Management solutions. Our solutions give our customers the power to leverage their information assets for strategic purposes and enable organizations to measure performance, anticipate results and drive profitability. We intend to accomplish this objective by leading with our applications, as those customer wins tend to drive additional platform license revenue. In addition, we will continue to expand our network of partners delivering Business Performance Management capabilities on our platform, including value added solutions for emerging areas of performance management such as customer relationship, supply chain, and industry-specific markets. We will also continue to enhance our scalable, open Hyperion Essbase technology, deliver some of the best applications available and provide complementary support and service offerings.

We believe that high levels of customer service and satisfaction are critical to the successful marketing and sale of our new and existing products. We provide a broad range of worldwide consulting, training and support services that help customers and partners implement, customize, enhance, support and extend their Business Performance Management solutions. We are committed to maintaining a world-class workforce to deliver these offerings and support more than 330 partners that deliver complementary products and services, meeting a wide variety of customer requirements. These solutions include additional packaged Business Performance Management applications, data and application integration technologies, tools, and training services that leverage the Hyperion Essbase XTD platform as the foundation. We believe that the number of partners offering solutions based on our Business Performance Management applications and technology confirms the value of our platform. These partner relationships increase the network effects of our platform, enhance our market reach and provide our customers with comprehensive Business Performance Management solutions that deliver greater flexibility and choice.

Key elements of our strategy include:

Leverage Existing Market Position. We plan to enhance the core component of our Hyperion Essbase XTD platform for ease-of-development and increased interoperability of Business Performance Management applications, with even greater scalability and ease-of-use features and tighter integration with relational data sources. We intend to actively seek the co-development of vertical and horizontal applications with outside organizations. We also intend to enable all of our packaged applications to fully exploit the Hyperion Essbase XTD platform, creating a key differentiation with competing products. We believe that these activities will increase our ability and our partners’ ability to deliver an integrated suite of Business Performance Management applications across key market areas. We believe our key strengths are our established distribution channels and comprehensive strategic technology. We also believe that our proven domain expertise and credibility gained in the financial area can be leveraged to fully exploit the substantial market opportunity that exists in the applications area and expand to the adjacent operational analytics space.

Increase Focus and Penetration of Key Markets. We plan to focus our intellectual capital and leverage our partners to provide best-of-breed Business Performance Management solutions in key markets, including financial management, customer relationship management analysis, supply-chain analysis, workforce analysis, industry-specific solutions, general OLAP-based solutions and data warehousing.

Foster Strategic Partner Relationships. To accelerate the adoption of Business Performance Management solutions, we have established over 330 relationships, including the following:

-	Consulting Partners include large systems integrators, regional consulting firms, professional services organizations and value added resellers (“VARs”). These partners deliver custom application consulting and related implementation, integration and/or training services.

-	Independent Software Vendor Partners integrate their products with our core technology to develop business intelligence enhancements and deliver added value with their solutions.

-	Original Equipment Manufacturer (“OEM”) Partners embed our products in their own applications to form specialized analytical solutions for vertical markets or functional applications.

-	Distribution Partners market, distribute and support our software solutions in remote markets where we do not have a wholly-owned corporate presence.

-	Technology Partners offer tools and technologies that integrate with our business intelligence platform and help customers build, use, and manage our analytical and Business Performance Management solutions.

-	Alliance Partners cooperatively position and market the benefits of a comprehensive, integrated, multi-vendor solution to the marketplace based upon our Business Performance Management products.

Our partner network enhances and expands our distribution channels and extends our Business Performance Management solutions by providing a wider range of choices for our customers.

Leverage the Web for Ease-of-Implementation and Ease-of-Use. Our new packaged application products are designed to leverage web-based technologies and enable collaboration throughout the organization. By building scalable, high performance applications that can be accessed via an intranet or the Internet, corporations can improve their business processes, gain efficiencies, improve agility to respond to changing market conditions and improve bottom line performance. By leveraging the web browser as a user interface, a corporation’s information technology department can deploy and maintain applications more quickly and easily with reduced costs compared to client-server and desktop implementations.

Maintain Sales and Support Relationships. We license our products to customers throughout the world through a direct sales force as well as through OEMs, VARs and independent distributors. Together with our partners, we often provide installation and post-sale consulting support to build long-term customer relationships.

Generate Follow-on Revenues. We generate revenues from existing customers through licensing for additional users, the cross selling of licenses of new products, annual maintenance fees and sales of training and consulting services. Follow-on revenues leverage sales and marketing resources and strengthen relationships with our customers.

PRODUCTS

Hyperion’s Business Performance Management Applications

Hyperion’s Business Performance Management suite is a comprehensive suite of interoperable applications that delivers performance scorecarding, modeling and optimization, budgeting, planning and forecasting, consolidation and reporting – on an open, scalable, secure and Web-based business intelligence platform.

Hyperion Planning is a comprehensive Web-architected application that helps coordinate and manage all the elements of the planning, forecasting and budgeting cycle. It drives collaborative, integrated, event-based planning, forecasting and budgeting processes throughout the organization for a wide range of financial and operational needs. Hyperion Planning provides a comprehensive approach that can drive continuous profit improvement. Decision makers and front-line managers communicate which course of action to take and get budget holders to collaborate, so that all profitability improvements can be identified and acted upon.

Hyperion Financial Management is a comprehensive, Web-based application that delivers financial consolidation, reporting and analysis in a single, highly scalable solution. Employees, subsidiaries, branch offices and partners operate from the same page and with a single unified view of key financial data at any moment in time. Hyperion Financial Management generates consolidated results for both internal management and regulatory bodies and is used to facilitate compliance with the Sarbanes-Oxley Act of 2002.

Hyperion Business Modeling provides advanced profitability analysis by combining operational factors with supporting financial data to provide true costs and profitability. It is a sophisticated enterprise-class modeling solution that enables companies to test operational and financial planning assumptions, optimize resources and measure profitability. With Hyperion Business Modeling’s powerful simulation environment, managers dynamically test and compare alternate business scenarios and identify the optimal solution to maximize business performance.

Hyperion Strategic Finance is a strategic financial modeling application that gives corporate development, finance and treasury executives real-time analysis of alternative strategies. It enables them to analyze the financial impact of critical business decisions and to choose the strategic path of greatest value to deliver continuous performance improvement. Financial executives create customized dashboards and report quickly and accurately to assess earnings and demonstrate the quality of earnings in relation to cash flow.

Hyperion Performance Scorecard is a Web-based Balanced Scorecard Collaborative application that provides a strategic management infrastructure for measuring and monitoring business performance. Hyperion Performance Scorecard can give companies a clear understanding of corporate strategy, objectives and accountability, including method and non-method based scorecards, while proactively monitoring their actions and performance against targets and industry benchmarks.

Hyperion Enterprise is a packaged application that can improve departmental financial consolidation and reporting efficiency by streamlining the collection, consolidation and reporting of financial results in a global environment. It frees financial managers from spreadsheets and general ledgers, enabling them to reduce the financial close cycle and improve the quality of financial information. Hyperion Enterprise can be distributed and installed at remote offices quickly and easily. It can be fully deployed by the finance organization with limited IT support – even on a stand-alone PC.

Hyperion Pillar can improve departmental budgeting efficiency by streamlining the distributed, financial budgeting process and increasing accountability. It frees managers from budget mechanics, enabling them to focus on value-added reporting and analysis.

Hyperion’s Business Intelligence Platform: Hyperion Essbase XTD

Hyperion offers a foundation of enabling tools and technologies for the development and deployment of business intelligence and Business Performance Management applications.

Hyperion Essbase XTD is the business intelligence platform that provides the technology foundation for Hyperion’s packaged and tailored applications for Business Performance Management. Scalable, reliable and high-performing, Hyperion Essbase XTD reduces the total cost of ownership and increases the return on investment, compared to multiple solutions from several vendors, by combining data integration, metadata management, online analytical processing, query and reporting, ad hoc analysis and application development tools into a comprehensive Business Performance Management solution.

Hyperion Essbase XTD Platform Services is a set of business intelligence technologies that integrates data and metadata from multiple sources, performs advanced analytical processing and deploys business performance applications across the enterprise. Comprehensive platform services run on multiple operating systems, leverage multiple relational databases, access data from diverse transactional business systems and deliver high-performance financial and operational reporting. With Hyperion Essbase XTD Platform Services, businesses leverage existing investments in technology and extend their analytical capabilities across the enterprise.

•	Analytic Services enable sophisticated visual analysis that helps companies better understand and optimize many aspects of their business. By supporting historical and forward-looking analytic applications, companies more effectively manage their business performance and fulfill operational, tactical and strategic business analysis needs.

•	Administration Services centralize the management of business performance applications running on multiple servers and operating systems in geographically dispersed locations, and reduce distribution and maintenance costs compared to decentralized administration and management.

•	Deployment Services extend the scalability and reliability of analytic applications, and support thousands of concurrent users in distributed environments with Web-based architectures. Connection pooling, database clustering, load balancing and failover help ensure applications are available 24X7.

•	Integration Services provide the tools and technologies to reduce the time and expense of integrating operational data with Hyperion Business Performance Management software. Specifically designed to work in a mixed-vendor environment, Integration Services provide a graphical environment to integrate data or metadata from transactional business applications, relational databases, data warehouses and legacy transactional systems as well as flat files, spreadsheets and XML documents.

Hyperion Essbase XTD Application Framework is a tool set that enables rapid creation, delivery and deployment of enterprise analytic and reporting applications for the Web. Users can share and view personalized content and reports from multiple data sources through a standard Web browser. Out-of-the-box solutions provide a quick path to interactive analysis and reporting. Easy-to-use development tools allow users to rapidly extend or build custom analytic applications to meet their unique needs.

•	Analysis Studio provides interactive analysis and delivery of corporate information assets. Out-of-the-box solutions and easy-to-use personalization and visualization tools provide a quick path to Web-based analysis and reporting from relational and transactional business systems as well as multidimensional and other data sources.

•	Developer Workbench enables the rapid creation, management and deployment of tailored analytic applications – with or without programming knowledge. A comprehensive set of value-added application programming interfaces (“APIs”), drag-and-drop components and services accelerate the deployment of tailored analysis applications that can grow and change with customer needs.

•	Open Application Foundation provides an API that enables programmers to extend the out-of-the-box functionality of Hyperion Essbase XTD. A wide range of published APIs provide support for major, open industry standards and protocols, and deliver an open, extensible architecture that ensures interoperability and compatibility with current IT infrastructures.

•	Our extensive partner relationships offer our customers the ability to extend the functionality of Hyperion Essbase XTD. Partner integration offers the most comprehensive solutions for customers and includes front-end reporting, data mining, an enterprise information portal, application development and transactional business vendors. Hyperion business partners provide packaged and custom-development options that deliver information in client/server and Web-enabled interfaces.

SERVICES AND SUPPORT

We believe that high levels of customer service and satisfaction are important to the successful marketing and sale of our products. We offer an extensive selection of worldwide training, consulting and technical support services to install, implement and support our products. Consulting and training services are not included in software license fees, but are generally provided on a time and materials basis. Within the area of technical support, enhanced support offerings are not included in the software license fees. Our services and support organization consisted of 737 employees as of July 31, 2003. We have also established a global network of partners who deliver implementation and training services.

Under the terms of our standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and Web-based support, and to any updates and enhancements provided for their software.

SALES AND MARKETING

We market and sell our products in North America, Latin America, Europe and Asia Pacific through our direct sales force and through OEMs, VARs and independent distributors. We support our sales force with lead generation and marketing programs, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances and user group conferences. Worldwide and regional user conferences are held annually. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to nine months. We have dedicated sales, marketing and technical alliance resources designed to optimize our partner relationships. The direct sales force is compensated for direct sales as well as sales made through channel partners to ensure appropriate cooperation with our OEMs and VARs and independent distributors. We have licensed our software to more than 6,000 organizations worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In fiscal 2003, 2002 and 2001, approximately 39%, 35% and 32%, respectively, of our total revenues were derived from markets outside of North America. In the past three fiscal years, no single customer accounted for more than 10% of total revenues.

Our sales and marketing organization consisted of 693 employees as of July 31, 2003, of which approximately 214 employees were quota-carrying sales representatives. We have sales offices at our worldwide headquarters in Sunnyvale, California and in more than 40 other locations throughout North America, Latin America, Europe and Asia Pacific. Product support and training are also available in many of these locations.

We have been able to leverage sales and marketing through our partnering strategy with channel partners that distribute or resell our products in their respective markets. We have license and distribution agreements with independent distributors in many countries worldwide. The distributors generally maintain sales and services personnel dedicated to our products. The distribution agreements generally provide for the right to offer our products within a territory in return for royalties typically equal to 50% of license and maintenance fees.

License revenues derived from channel partners in fiscal 2003, 2002 and 2001 were 26%, 25% and 21% of total license revenues, respectively. Our channel partners include such firms as American Management Systems, BearingPoint, Deloitte & Touche LLP; Fujitsu Limited; Immix Inc.; International Business Machines Corporation; Lawson Associates, Inc.; SPSS Corporation, and Teradata.

RESEARCH AND DEVELOPMENT

Our products have been developed by our internal staff, contract developers and through strategic acquisitions. Our development efforts are focused on new products, as well as on maintaining the competitiveness of our current product line. As of July 31, 2003, our product development was primarily performed by 441 employees located at our U.S. facilities in Sunnyvale, California; Stamford, Connecticut; Orlando, Florida; and Skokie, Illinois; and at our Canadian facility located in Toronto, Ontario.

COMPETITION

The markets in which we compete are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Current and potential competitors offer a variety of reporting, analysis, modeling and planning software solutions and generally fall within four categories: (1) vendors of packaged business analysis applications; (2) vendors of enterprise software applications that deliver transaction processes and front/back office automation; (3) vendors of OLAP server software that may also be marketed as part of a platform offering; and (4) vendors of front-end information access tools. As markets continue to develop for Business Performance Management products, additional competitors may enter or expand into those markets and competition may intensify.

Competitors, some of whom have significantly greater financial, technical, marketing and other resources than we do, may be better able to respond to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than us. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the enterprise software market and new products and technologies are introduced. In addition, as we develop and enhance our software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by our channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect our business, operating results and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing their ability to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software products, which would materially adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect on our business, operating results and financial condition. See the section entitled “Factors That May Affect Future Results” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PROPRIETARY RIGHTS AND LICENSES

We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite our efforts, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. We have entered into source code escrow agreements with a number of our customers and channel partners requiring the release of our source code under certain conditions. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against us, if we cease to do business or if we materially fail to meet our contractual obligations. The release of source code may increase the likelihood of misappropriation by third-parties.

We currently have a small number of patents relating to our products, including eight United States patents and a number of patent applications pending in the United States and abroad. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that other companies will not develop technologies that are similar or superior to our technology or design around the patents owned by us. In 1998, the U.S. Patent and Trademark Office granted two requests for reexamination of our U.S. Patent No. 5,359,724. The reexamination proceedings are currently pending. An adverse outcome of the reexamination proceedings could involve loss of some or all of the claims of the patent. See Item 3 – Legal Proceedings for further discussion of this matter.

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

We distribute our products under software license agreements that grant customers a nonexclusive, nontransferable license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. Generally, we do not provide end users with the source code for our products except under the escrow arrangements described above.

EMPLOYEES

As of July 31, 2003, we employed a total of 2,224 employees. None of our employees is represented by a labor union. We believe our relations with employees are good. Our executive officers as of July 31, 2003 are as follows:

Name	Age	Position

Jeffrey R. Rodek	49	Chairman and Chief Executive Officer
Godfrey R. Sullivan	49	President and Chief Operating Officer
David W. Odell	40	Chief Financial Officer
W. Russell Wayman	59	Vice President, General Counsel and Secretary
Nazhin Zarghamee	36	Chief Marketing Officer

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

W.  Russell Wayman joined Hyperion as Corporate Vice President, General Counsel and Secretary in January 2001. Prior to that he was Vice President and General Counsel of Etec Systems, Inc, a semiconductor manufacturing equipment company, from 1998 to 2000.

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

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is “www.hyperion.com.” Information contained on our website is not part of this report.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, services, training and research and development facilities are located in Sunnyvale, Irvine and San Francisco, California; Stamford, Connecticut; Dallas, Texas; Atlanta and Kennesaw, Georgia; Lisle and Skokie, Illinois; Orlando, Florida; Waltham, Massachusetts; Parsippany, New Jersey; Toronto, Canada; Egham and Manchester, England; Paris, France; Frankfurt and Munich, Germany; Rome and Milan, Italy; Utrecht, Netherlands; Madrid, Spain; Stockholm, Sweden; Zurich, Switzerland; North Sydney, Australia; Sao Paolo, Brazil; Tokyo, Japan; Seoul, South Korea; and Singapore. We occupy approximately 100,000 square feet at our worldwide headquarters in Sunnyvale, California, pursuant to a lease that expires in December 2006. We also own and occupy approximately 230,000 square feet in Stamford, Connecticut. In addition, we lease office space throughout the world for our local sales and services needs. We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

On July 11, 1997, Gentia Software filed a request for reexamination of our U.S. Patent No. 5,359,724 (‘“724 patent”) with the United States Patent and Trademark Office (“PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. We filed our response to the office action on May 31, 1999. No final office action has been issued by the PTO. We believe that the outcome of such action will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Fiscal 2003	High	Low

First quarter	$24.80	$14.50
Second quarter	$30.00	$17.55
Third quarter	$32.75	$21.45
Fourth quarter	$38.06	$23.80

Fiscal 2002	High	Low

First quarter	$16.98	$12.40
Second quarter	$21.58	$12.51
Third quarter	$27.60	$19.00
Fourth quarter	$27.06	$14.01

As of July 31, 2003, we had 163 stockholders of record and approximately 11,500 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all earnings to finance future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$510,458	$492,018	$528,011	$499,332	$431,722
Costs and expenses (1)	459,701	471,944	582,891	460,935	416,600
Operating income (loss)	50,757	20,074	(54,880)	38,397	15,122
Net income (loss)	34,110	14,981	(31,073)	28,819	7,973
Net income (loss) per share:
Basic	$0.99	$0.46	$(0.95)	$0.91	$0.26
Diluted	$0.96	$0.45	$(0.95)	$0.87	$0.26
Weighted average shares outstanding:
Basic	34,451	32,836	32,592	31,665	30,196
Diluted	35,694	33,491	32,592	33,107	30,855

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$416,554	$330,258	$255,366	$295,159	$271,856
Working capital	350,649	281,501	254,141	297,745	230,910
Total assets	654,758	583,890	570,393	589,891	512,894
Deferred revenue	104,868	94,910	100,234	88,828	81,089
Long-term debt	50,040	80,802	91,045	102,518	103,752
Other liabilities	11,326	11,743	14,303	—	—
Stockholders’ equity	397,325	299,657	267,319	309,861	240,776

(1)	Costs and expenses for the years ended June 30, 2003, 2002, 2001 and 2000 include restructuring and other charges of $0.8 million, $0.1 million, $42.8 million and $2.1 million, respectively. See Note 15 of the Notes to Consolidated Financial Statements for discussion of these restructuring and other charges.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hyperion Solutions Corporation is a leading provider of Business Performance Management software, which enables companies to translate strategies into plans, monitor execution and provide insight to manage and improve financial and operational performance. Hyperion provides managers with reporting and analysis tools and packaged and custom applications that support a process for proactively managing their business to optimal performance against goals and, most important, for anticipating and forecasting results.

Business Performance Management builds on business intelligence, which provides managers with information, including historic analysis and statistical predictions and forecasts, that enables them to understand how their business is performing at any moment in time. Hyperion combines powerful business and financial applications with an integrating business intelligence platform and expertise in management processes. This combination delivers an integrated Business Performance Management environment, which is being used by employees at all levels across organizations to support continuous performance improvement and accountability.

Our applications along with our development and deployment platform enable Business Performance Management across a wide variety of functional and operational areas beyond the finance areas of the business. We use our online analytical processing (“OLAP”) technology, Hyperion Essbase, as the foundation for our platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with our packaged applications to support the entire Business Performance Management process. We also offer support and services from offices in 20 countries and work with over 330 partners to provide solutions to more than 6,000 customer organizations worldwide. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive revenues from licensing our software products and providing maintenance, consulting and training services. Our standard software license agreement is a perpetual license to use our products on an end user, concurrent user or central processing unit basis.

We record revenue from licensing our software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rates included in the agreements.

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect our future ability to collect outstanding receivables, we may record additional provisions for doubtful accounts. We record the provision for doubtful accounts in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our statement of operations. For additional discussion of our provisions, refer to the section entitled “Liquidity and Capital Resources.”

Our allowance for doubtful accounts was $8.2 million at June 30, 2003 and $10.7 million at June 30, 2002. The total provision for doubtful accounts was $5.8 million, $20.9 million and $27.7 million in fiscal 2003, 2002 and 2001, respectively. Of these provisions, $1.4 million, $4.1 million and $6.0 million were recorded in general and administrative expense in fiscal 2003, 2002 and 2001, respectively, and $4.4 million, $16.8 million and $21.7 million were recorded as a reduction of revenue in fiscal 2003, 2002 and 2001, respectively.

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

During the preparation of our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we record an expense within the tax provision in our statements of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily relating to foreign net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on July 1, 2002. SFAS 144 requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy for our overall business;

•	significant decrease in the market value of the assets; and

•	significant negative industry or economic trends.

When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, we assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets and future results of operations could be adversely affected.

RESULTS OF OPERATIONS

REVENUES

	Year Ended June 30,

		Percent of		Percent of		Percent of
(In thousands)	2003	Revenue	2002	Revenue	2001	Revenue

Software licenses:
Application products	$106,016	21%	$92,698	19%	$103,250	19%
Platform products	95,750	19%	103,368	21%	124,744	24%

	201,766	40%	196,066	40%	227,994	43%
Maintenance and services:
Maintenance	212,157	41%	186,052	38%	170,840	32%
Consulting and training	96,535	19%	109,900	22%	129,177	25%

	308,692	60%	295,952	60%	300,017	57%

Total revenues	$510,458	100%	$492,018	100%	$528,011	100%

Total revenues increased 4% in fiscal 2003 compared to fiscal 2002 and decreased 7% in fiscal 2002 compared to fiscal 2001. Total revenues generated from markets outside of North America, including export sales, for fiscal 2003, 2002 and 2001 were $200.1 million, $174.0 million and $170.6 million, respectively, which represented 39%, 35% and 32% of total revenues, respectively. The change in foreign exchange rates from fiscal 2002 to fiscal 2003 positively impacted fiscal 2003 revenues by approximately $21.2 million, or 4% of total revenues, primarily due to the strength of the Euro against the U.S. dollar. The change in foreign exchange rates from fiscal 2001 to fiscal 2002 did not have a material impact on our fiscal 2002 results.

Software licenses. Software license revenues increased 3% in fiscal 2003 compared to fiscal 2002 and decreased 14% in fiscal 2002 compared to fiscal 2001. The increase in license revenue in fiscal 2003 was primarily due to increased revenues from two of our newer, suite-based application products, Hyperion Planning and Hyperion Financial Management. These two products were still in the early stages of their product life cycles during most of fiscal 2002, but they began making significant contributions to total license revenue in the fourth quarter of fiscal 2002 and into fiscal 2003. These increases in suite-based application product sales were offset to some extent by declines in revenue from our older, standalone application products, Hyperion Pillar and Hyperion Enterprise, and our platform products.

The decrease in license revenue in fiscal 2002 resulted from a reduction in the total number of transactions. This decline was primarily attributable to weak economic conditions both domestically and internationally, which caused delays in our customer’s capital spending, as well as a drop in revenues from older-generation products that was more rapid than the increase in newer-generation product revenues.

We separate license revenue into two main components- application license revenue and platform license revenue. Application license revenue is generated from our packaged business performance management applications, and platform license revenue is generated from our Hyperion Essbase XTD platform and its component products. In fiscal 2003, application revenue represented 53% of total license revenue and platform revenue represented 47% of total license revenue, compared to 47% application revenue and 53% platform revenue in fiscal 2002 and 45% application revenue and 55% platform revenue in fiscal 2001. A 65% increase in suite-based application sales in fiscal 2003, which include Hyperion Planning and Hyperion Financial Management, combined with a 52% decrease in standalone application sales, which include Hyperion Pillar and Hyperion Enterprise, resulted in an overall 14% increase in total application license revenue in fiscal 2003 compared to fiscal 2002. However, platform sales decreased 7% in fiscal 2003 compared to fiscal 2002. The increase in application license revenue combined with the decrease in platform license revenue resulted in the increase in the ratio of application license revenue to platform license revenue in fiscal 2003 compared to fiscal 2002.

In fiscal 2002, a 42% decrease in standalone application sales, partially offset by a 57% increase in suite-based application sales, resulted in an overall 10% decrease in total application license revenue in fiscal 2002 compared to fiscal 2001. Additionally, platform sales decreased 17% in fiscal 2002 compared to fiscal 2001. Because platform sales decreased at a higher rate than application sales, the ratio of application license revenue to platform license revenue increased in fiscal 2002 compared to fiscal 2001. Our two newer, suite-based application products, Hyperion Planning and Hyperion Financial Management, largely accounted for the increase in application license revenue as a percentage of total license revenue in fiscal 2002.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include OEMs, VARs, system integrators and independent distributors. License revenue from channel partners comprised 26% of total license revenue in fiscal 2003 compared to 25% in fiscal 2002 and 21% in fiscal 2001. No single channel partner represented more than 10% of total revenue during fiscal 2003, 2002 or 2001.

Maintenance and services. Maintenance and services revenue increased 4% in fiscal 2003 compared to fiscal 2002. Maintenance and services revenue decreased 1% in fiscal 2002 compared to fiscal 2001.

In fiscal 2003, maintenance revenue increased 14%, primarily due to additional sales of software to our customers and improvements in our invoicing and collecting procedures for maintenance renewals, offset slightly by customers no longer renewing maintenance services contracts. During fiscal 2002 and fiscal 2003, we analyzed our customer portfolio to identify customers who may have been receiving maintenance services but were not paying for such services. This initiative resulted in the recognition of maintenance revenues from billings to customers in fiscal 2003 for maintenance services provided in prior periods. In fiscal 2002, maintenance revenues increased 9% due to additional sales of software to our customers and, to a lesser extent, to the improvements in our invoicing and collecting procedures for maintenance renewals discussed above.

Consulting and training services revenues decreased 12% in fiscal 2003 compared to fiscal 2002 and decreased 15% in fiscal 2002 compared to fiscal 2001. Consulting revenue decreased in fiscal 2003 due to our continued focus on increasing the use of channel partners to provide consulting services for our customers. As part of this effort, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002 and further reduced headcount by approximately 25 employees during fiscal 2003. In fiscal 2002, consulting revenue decreased due to our focus on increasing the use of channel partners to provide consulting services for our customers, as well as general economic weakness.

COST OF REVENUES

	Year Ended June 30,

		Gross		Gross		Gross
(In thousands)	2003	Margin	2002	Margin	2001	Margin

Software licenses	$15,419	92%	$15,430	92%	$16,334	93%
Maintenance and services	132,510	57%	137,047	54%	161,016	46%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenue in fiscal 2003 remained relatively flat compared to fiscal 2002 while software license revenue increased 3%. This was primarily due to a $1.9 million decrease in royalty expenses due to a different mix of product sales and a $0.8 million decrease in product packaging and documentation material costs due to our increased use of electronic product distribution. These decreases were substantially offset by a $1.5 million increase in amortization of capitalized software development costs and a $1.1 million increase in amortization of acquired technologies. In fiscal 2002, the cost of software license revenue decreased 6% compared to fiscal 2001, primarily attributable to a $2.2 million decrease in royalty expenses. This decrease in royalty expenses resulted from the 14% decrease in software license revenue in fiscal 2001, as well as a change in the mix of product sales.

In fiscal 2003, 2002 and 2001, we capitalized $2.0 million, $2.5 million, and $2.2 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized software development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for consulting, training and support personnel. Cost of maintenance and services revenue decreased 3% in fiscal 2003 compared to fiscal 2002. The decrease in cost of maintenance and services revenue is primarily attributable to our continued focus on leveraging our channel partners to perform consulting services for our customers. As a result of this effort, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002 and further reduced headcount by approximately 25 employees during fiscal 2003. This reduction in headcount contributed to a $2.2 million decrease in employee expenses for maintenance and services personnel in fiscal 2003 compared to fiscal 2002. Further, independent contractor and temporary staffing expenses decreased $1.0 million in fiscal 2003 compared to fiscal 2002 primarily due to our decreased use of external personnel for product implementations for customers.

Cost of maintenance and services revenue decreased 15% in fiscal 2002 compared to fiscal 2001, primarily due to a $15.0 million decrease in employee expenses. This decrease in employee expenses was primarily due to our restructuring activities in the fourth quarter of fiscal 2001, which resulted in significant decreases in salary and variable compensation expenses. Variable compensation also declined as a result of lower consulting revenues in fiscal 2002.

Gross margin on maintenance and services revenue was 57% in fiscal 2003 compared to 54% in fiscal 2002 and 46% in fiscal 2001. These increases in gross margin are primarily due to the increases in maintenance revenue as a percentage of total maintenance and services revenue. Maintenance revenue as a percentage of total maintenance and services revenue increased in fiscal 2003 and 2002 due to maintenance revenue increases, as discussed above, as well as consulting revenue decreases due to our increased use of channel partners to provide consulting services.

OPERATING EXPENSES

	Year Ended June 30,

		Percent of		Percent of		Percent of
(In thousands)	2003	Revenue	2002	Revenue	2001	Revenue

Sales and marketing	$190,025	37%	$182,311	37%	$208,336	39%
Research and development	73,776	14%	72,206	15%	81,597	15%
General and administrative	47,207	9%	64,843	13%	72,823	14%

Total operating expenses	$311,008		$319,360		$362,756

Sales and marketing. Sales and marketing expense increased 4% in fiscal 2003 compared to fiscal 2002 primarily due to a $6.5 million increase in marketing expenses resulting from a heavier focus on a wide variety of demand generation activities. We also increased spending in the area of brand building and the advancement of Business Performance Management thought leadership.

Sales and marketing expense decreased 12% in fiscal 2002 compared to fiscal 2001 primarily due to the restructuring plan we initiated in the fourth quarter of fiscal 2001 and related cost saving measures. In fiscal 2002, we consolidated our marketing activities into a centralized marketing organization to reduce overlap of marketing activities in an effort to support future revenue growth while at the same time control related expenses. The decrease in sales and marketing expense in fiscal 2002 was primarily attributable to decreases in marketing expenses of $9.1 million and decreases in salaries and related employee expenses of $8.4 million.

Research and development. Research and development expense increased 2% in fiscal 2003 compared to fiscal 2002. This increase is primarily attributable to a $1.4 million increase in salaries and related employee expenses.

Research and development expense decreased 12% in fiscal 2002 compared to fiscal 2001 primarily due to a decrease in the utilization of independent contractors and temporary staffing of $4.8 million and decreases in salaries and related employee expenses of $4.5 million. We have focused our efforts in research and development on our core products, thereby reducing our reliance on independent contractors and reducing operating costs.

General and administrative. General and administrative expense decreased 27% in fiscal 2003 compared to fiscal 2002. This decrease was primarily attributable to a $2.7 million decrease in bad debt expense resulting from improvements in the quality of our accounts receivable portfolio, a $4.1 million decrease in outsourcing costs, as we ended the outsourcing of our North American accounting department in the fourth quarter of fiscal 2002, a $4.4 million decrease in occupancy and equipment costs primarily due to a decrease in depreciation and amortization expense, as many fixed assets have become fully depreciated during the past several quarters, and a $1.5 million decrease in charges related to property and sales tax audits. These decreases were partially offset by a $3.2 million increase in salaries and related employee expenses resulting primarily from headcount increases as we brought our North American accounting function in-house.

General and administrative expense decreased 11% in fiscal 2002 compared to fiscal 2001 due primarily to decreases in professional services and independent contractor expenditures of $9.2 million and a decrease in bad debt expense of $1.9 million. These decreases are the direct result of our reduction in discretionary spending, as well as our focus on invoicing and collection process improvements.

RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges totaled $0.8 million, $0.1 million, and $42.8 million in fiscal 2003, 2002 and 2001, respectively. The restructuring charges in fiscal 2003 and 2002 resulted from adjustments made to the restructuring charges recorded in the fourth quarter of fiscal 2001 and, thus, did not represent new restructuring activities.

A summary of the fiscal 2001 restructuring and other charges and accrual balance is as follows (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total

Initial charge	$8,674	$17,227	$11,008	$5,876	$42,785
Cash paid	(3,137)	—	—	—	(3,137)
Non-cash	—	—	(11,008)	(610)	(11,618)

Accrual balance at June 30, 2001	5,537	17,227	—	5,266	28,030
Cash paid	(5,058)	(2,735)	—	(751)	(8,544)
Adjustments	(126)	393	—	(1,141)	(874)

Accrual balance at June 30, 2002	353	14,885	—	3,374	18,612
Cash paid	(353)	(2,291)	—	(1,524)	(4,168)
Adjustments	—	764	—	—	764

Accrual balance at June 30, 2003	$—	$13,358	$—	$1,850	$15,208

As of June 30, 2001, we had communicated to all impacted employees regarding employee separation benefits and the timing of separation, and all 300 positions had been separated or were in the separation process, resulting in cash payments of $3.1 million. Additional payments of $5.1 million were made during fiscal 2002 and the remaining severance payments of approximately $0.4 million were paid in the first half of fiscal 2003. All restructuring activities related to the disposal and/or impairment of long-term assets were completed as of June 30, 2001, and all restructuring activities associated with the consolidation of facilities were completed by June 30, 2002.

Approximately $11.6 million of the $42.8 million restructuring and other charges recorded in fiscal 2001 did not require an outflow of cash, but the remaining $31.2 million has required or will require the use of cash (primarily payments due under long-term lease obligations). The accrual balance at June 30, 2003 of $15.2 million, which relates primarily to future lease obligations, is included in other current liabilities and other liabilities on our consolidated balance sheet. Of this amount, approximately $3.9 million is included in other current liabilities and approximately $11.3 million is included in other liabilities on our consolidated balance sheet. We substantially completed our restructuring activities related to the restructuring plan described above during fiscal 2002, however payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. If we are unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, we could find it necessary to further adjust our cost structure through the execution of additional restructuring plans.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Although we had higher average cash and investment balances during fiscal 2003 compared to fiscal 2002 and 2001, interest and other income decreased to $5.8 million in fiscal 2003 from $7.0 million in fiscal 2002 and $13.0 million in fiscal 2001 due to declines in short-term interest rates during fiscal 2003 and 2002.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes due March 2005. Interest and other expense decreased 37% to $2.9 million in fiscal 2003 from $4.6 million in fiscal 2002. During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million. These repurchases significantly contributed to the decrease in interest and other expense in fiscal 2003 compared to fiscal 2002.

Interest and other expense decreased 16% to $4.6 million in fiscal 2002 from $5.5 million in fiscal 2001. During the fourth quarter of fiscal 2002 and the second quarter of fiscal 2001, we repurchased convertible subordinated notes with face values totaling $10.0 million and $11.3 million, respectively. These repurchases significantly contributed to the decrease in interest and other expense in fiscal 2002 compared to fiscal 2001.

GAIN ON REDEMPTION OF DEBT

During fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million for a total cost of approximately $27.9 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $0.5 million. During fiscal 2002, we repurchased convertible subordinated notes with face values totaling $10.0 million for a total cost of $8.9 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $0.9 million. During fiscal 2001, we repurchased convertible subordinated notes with face values totaling $11.3 million for a total cost of $8.7 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $2.4 million. Any further purchases of our convertible notes will be determined based on an evaluation of market conditions and other factors.

INCOME TAX PROVISION (BENEFIT)

Our effective income tax rates for fiscal 2003, 2002 and 2001 were 37%, 36% and 31%, respectively. Excluding the impact of restructuring and other charges, our effective income tax rate for fiscal 2001 was 38%.

Our effective income tax rate increased slightly in fiscal 2003 due to a decrease in the impact of tax exempt interest and a change in the geographical mix of income. Excluding the impact of restructuring and other charges in fiscal 2001, our effective income tax rate decreased slightly in fiscal 2002 due to the elimination of a permanent difference related to the amortization of goodwill and a change in the geographical mix of income. We expect our effective tax rate for the first quarter of fiscal 2004 to remain at 37%. We are currently assessing the impact of the pending acquisition of Brio Software, Inc. on our effective income tax rate for periods after the closing of the acquisition.

NET INCOME (LOSS)

As a result of the above factors, we generated net income of $34.1 million, or $0.96 per diluted share, in fiscal 2003 compared to net income of $15.0 million, or $0.45 per diluted share, in fiscal 2002 and a net loss of $31.1 million, or $0.95 per diluted share, in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended June 30,

		Percent		Percent
(In thousands)	2003	Change	2002	Change	2001

Cash, cash equivalents and short-term investments	$416,554	26%	$330,258	29%	$255,366
Working capital	350,649	25%	281,501	11%	254,141
Net cash provided by operating activities	88,113	4%	84,210	169%	31,273
Net cash used in investing activities	(26,756)	83%	(14,625)	-62%	(38,959)
Net cash provided by (used in) financing activities	20,144	388%	4,271	124%	(18,106)

To date, we have financed our business through positive cash flow from operations and, to a lesser extent, through the issuance of common stock. In fiscal 1998, we also raised capital through the issuance of $100.0 million of convertible subordinated notes. During fiscal 2003, 2002 and 2001, we invested our cash primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly-liquid securities.

In fiscal 2003, 2002 and 2001, we generated positive cash flow from operations of $88.1 million, $84.2 million and $31.3 million, respectively. The increase in operating cash flows in fiscal 2003 and 2002 compared to fiscal 2001 was primarily attributable to the net income generated for these periods as well as decreases in accounts receivable, which resulted from our focus on invoicing and collection process improvements, primarily for maintenance and consulting services. Based on our improved collection results, we reduced our outstanding receivables to $107.0 million at June 30, 2003 from $120.9 million at June 30, 2002 and reduced our allowance for doubtful accounts to $8.2 million at June 30, 2003 from $10.7 million at June 30, 2002. Our provisions for doubtful accounts were $5.8 million, $20.9 million and $27.7 million in fiscal 2003, 2002 and 2001, respectively. The improvements in invoicing and collections processes also contributed to reductions in average quarterly days sales outstanding (“DSO”) to 61 days in fiscal 2003, from 80 days in fiscal 2002 and 103 days in fiscal 2001. We calculate accounts receivable DSO on a “gross” basis by dividing the accounts receivable balance at the end of the quarter by the amount of revenue recognized for the quarter multiplied by 90 days. We continue to emphasize rapid billing and collection of receivables, however there can be no assurance that we will be able to further reduce, or even maintain the current average DSO. Our DSO can fluctuate depending on a number of factors, including the volume of revenue that is recognized toward the end of each quarter, the timing of annual maintenance billings during the fiscal year, customer payment terms, and the variability of quarterly revenue. We expect to continue to experience variability in our license revenue since a large portion of our software licensing agreements are concluded in the last month of the each fiscal quarter, which will impact our accounts receivable balances, collections experience and DSO.

Net cash used in investing activities amounted to $26.8 million, $14.6 million and $39.0 million in fiscal 2003, 2002 and 2001, respectively. The net cash used in investing activities in fiscal 2003 resulted primarily from purchases of property and equipment of $19.8 million and payments for acquisitions of $6.0 million. The net cash used in investing activities in fiscal 2002 was primarily due to purchases of property and equipment of $13.5 million and purchases of intangible assets of $5.8 million, primarily consisting of acquired technologies. These cash outflows were partially offset by proceeds from maturities of investments, net of purchases, of $5.4 million in fiscal 2002. The net cash used in investing activities in fiscal 2001 was primarily due to purchases of property and equipment of $42.6 million, which was partially offset by proceeds from maturities of investments, net of purchases, of $8.3 million. Our capital expenditures in fiscal 2003, 2002 and 2001 consisted primarily of purchases of resources to manage our operations, including computer hardware and software and leasehold improvements. The higher level of purchases of property and equipment in fiscal 2001 compared to fiscal 2003 and 2002 was attributable to the acquisition of several critical business systems during fiscal 2001, including our ERP platform and Vantive and Callidus software.

Net cash provided by financing activities was $20.1 million in fiscal 2003, compared to net cash provided by financing activities of $4.3 million in fiscal 2002 and net cash used in financing activities of $18.1 million in fiscal 2001. The cash provided by financing activities in fiscal 2003 was due to $50.4 million of proceeds from the issuance of common stock pursuant to the exercise of employee stock options and stock purchases under our equity plans, which was partially offset by repurchases of convertible subordinated notes totaling $27.9 million. The cash provided by financing activities in fiscal 2002 was due to $13.3 million of proceeds from the issuance of common stock, which was partially offset by repurchases of convertible subordinated notes totaling $8.9 million. The negative cash flow from financing activities in fiscal 2001 primarily resulted from the repurchases of our common stock and convertible subordinated notes during the period. In November 2000, our board of directors authorized the repurchase of up to $100.0 million of our outstanding common stock at market prices over the following twelve months. Pursuant to this repurchase program, we repurchased 1,389,000 shares during fiscal 2001 at a cost of approximately $23.8 million. During fiscal 2001, we also repurchased convertible subordinated notes totaling $8.7 million. These amounts were partially offset by proceeds from the issuance of common stock of $14.5 million in fiscal 2001.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least June 30, 2004. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Year Ended June 30,

	2004	2005	2006	2007	2008	Thereafter	Total

Non-cancellable operating leases	$19,357	$16,010	$13,078	$11,188	$8,967	$22,264	$90,864
4.5% convertible subordinated notes	—	50,040	—	—	—	—	50,040

	$19,357	$66,050	$13,078	$11,188	$8,967	$22,264	$140,904

Agreement to Acquire Brio Software, Inc.

In July 2003, we entered into a definitive agreement to acquire Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. Under the terms of the agreement, Brio stockholders will receive a combination of 0.109 of a share of our common stock and $0.363 in cash for each share of Brio common stock. Based on the closing price of our stock on July 22, 2003, the date the acquisition was announced, the transaction is valued at approximately $142 million. Brio stockholders will own approximately 10.5% of our common stock after completion of the transaction. The transaction has been approved by the boards of directors of both companies and is subject to customary closing conditions, including the approval of Brio’s stockholders and completion of regulatory review. The transaction is expected to close in the second quarter of fiscal 2004.

Stock Repurchase Program

In July 2003, our board of directors authorized the company to repurchase up to $125 million of our common stock. We will determine the timing and amount of shares to be repurchased based upon market conditions and other factors, and will use existing cash and short-term investments to finance the transactions. The repurchased shares will be used for our stock option plans, employee stock purchase and other stock benefit plans, and for general corporate purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have an impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on our financial position or results of operations. We are currently assessing the impact of adopting FIN 46 for pre-existing entities but do not expect it will have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our financial position or results of operations.

RELATED PARTY TRANSACTIONS

In fiscal 2003 and 2002, Siebel Systems purchased approximately $0.2 million and $1.0 million, respectively, of software, maintenance and services from us for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to purchase the same products in accordance with normal contractual terms and conditions. The Chief Financial Officer of Siebel was on our board of directors from June 2000 to February 2003. As of June 30, 2003, all amounts due from Siebel related to these transactions had been paid.

In fiscal 2003 and 2002, we purchased approximately $0.8 million and $3.0 million, respectively, of software, maintenance and services from Siebel for purposes of implementing a worldwide customer relationship management system. As of June 30, 2003, we had a payable to Siebel in the amount of $0.2 million related to these transactions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

RISKS UNRELATED TO THE PENDING ACQUISITION OF BRIO

Product enhancement and new product introductions involve inherent risks.

Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Hyperion continually seeks to expand and refresh its product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

•	product quality, including the possibility of software defects;

•	the fit of the new products and features with the customer’s needs;

•	the successful adaptation of third-party technology into Hyperion’s products;

•	educating Hyperion’s sales, marketing and consulting personnel to work with the new products and features;

•	competition from earlier and more established entrants;

•	market acceptance of initial product releases;

•	marketing effectiveness; and

•	the accuracy of assumptions about the nature of customer demand.

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price Hyperion’s products, and undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products, such as Hyperion Financial Management and Hyperion Planning, make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, will have to rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower license revenue.

Failure to upgrade older products will adversely affect revenue.

As newer products are introduced by Hyperion, or by its competition, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses, and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually upgrade Hyperion’s older products in order for Hyperion’s customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers with Hyperion’s older products to Hyperion’s newer products, declining maintenance and new license revenue from older products could have a material adverse effect on Hyperion’s business.

If Hyperion is unable to develop new and enhanced products that achieve widespread market acceptance, Hyperion may be unable to recoup product development costs, and Hyperion’s earnings and revenue may decline.

Hyperion’s future success depends on its ability to address the rapidly changing needs of its customers by developing and introducing new products, product updates and services on a timely basis. Hyperion must also extend the operation of its products to new platforms and keep pace with technological developments and emerging industry standards. Hyperion commits substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for Hyperion’s products and services in these markets does not materialize or occurs more slowly than Hyperion expects, Hyperion will have expended substantial resources and capital without realizing sufficient revenue, and Hyperion’s business and operating results could be adversely affected.

Hyperion operates in a very competitive environment.

The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion does. Cognos competes with Hyperion across a wide range of products, offering what they refer to as Corporate Performance Management solutions, as do, generally, the major ERP vendors, including SAP and Oracle. Many other companies compete in specific areas of Hyperion’s business. SAS and Peoplesoft have OLAP products and analytic applications, Business Objects (and Crystal) have query and reporting products, and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft and Peoplesoft, enter into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

Hyperion typically has back-ended quarters.

Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues earned in the final week of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on Hyperion’s forecasts of revenue for planning, modeling and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and thereby adversely affect Hyperion’s business or results of operations. Any publicly stated revenue or earnings projections by Hyperion are especially subject to this risk.

A change in pricing or marketing could adversely affect Hyperion’s business.

In an effort to simplify and clarify Hyperion’s product positioning and marketing, Hyperion periodically makes changes to Hyperion’s product pricing or product descriptions. While Hyperion does not believe these pricing and marketing changes will have a material impact on license revenue, broadly based changes to pricing or marketing messages could cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing or convey Hyperion’s new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business, results of operations or financial position.

Hyperion may not be able to continue its operational improvements.

As part of Hyperion’s focus on improving its operating margins, Hyperion is driving toward increased efficiencies in Hyperion’s sales force, as well as Hyperion’s services, product development, product marketing, finance, and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s profits.

Reorganizations may adversely affect productivity.

Hyperion has continued to make adjustments to Hyperion’s operations and organization. These changes have historically resulted in productivity issues in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve momentum and productivity could materially adversely impact Hyperion’s revenue and profits.

Hyperion’s international operations are subject to significant risks.

Hyperion derives a substantial portion of its revenue from customers located outside of the United States, and Hyperion plans to expand its international operations. Hyperion’s international operations are subject to risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce Hyperion’s customers’ ability to obtain financing for software products or which could make Hyperion’s products more expensive in those countries;

•	difficulties in hedging foreign currency transaction exposures;

•	longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	difficulties in staffing and managing its international operations, including difficulties related to administering Hyperion’s stock option plan in some foreign countries;

•	difficulties in coordinating the activities of Hyperion’s geographically dispersed and culturally diverse operations;

•	competition from local suppliers;

•	costs and delays associated with developing software in multiple languages; and

•	political unrest, war or terrorism, particularly in areas in which Hyperion has facilities.

Hyperion may not be able to successfully address each of these challenges.

Additionally, Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in fiscal 2003. If the United States dollar strengthens relative to other currencies, our revenues and operating results will be adversely affected.

There are significant organizational and product integration risks related to business combinations.

In addition to its proposed acquisition of Brio, Hyperion has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in these activities, including but not limited to:

•	the possibility that Hyperion pays more than the value it derives from the acquisition;

•	the difficulty of integrating the operations and personnel of the acquired businesses;

•	the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	the potential product liability associated with selling the acquired company’s products; and

•	the potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business.

These factors could have a material adverse effect on Hyperion’s business, results of operations or financial position, especially in the case of a large acquisition.

Hyperion is subject to the possibility of infringement claims.

Hyperion expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. Both Hyperion and Brio have in the past been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial amounts of money. In the event of a successful product infringement claim against Hyperion, and Hyperion’s failure or inability to license the infringed or similar technology, Hyperion’s business, operating results and financial condition could be materially adversely affected.

Enforcement of Hyperion’s intellectual property rights may be difficult.

Hyperion relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect Hyperion’s proprietary rights. Hyperion’s means of protecting its proprietary rights in the United States or abroad may not be adequate.

Hyperion’s stock price may be volatile.

The market price of Hyperion’s common stock is subject to significant fluctuations. The market price of Hyperion’s common stock may be significantly affected by factors, including but not limited to the announcement of new products, product enhancements or technological innovation by Hyperion or Hyperion’s competitors, announcements of acquisitions by Hyperion, changes in Hyperion’s or Hyperion’s competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s common stock could be adversely affected by such fluctuations.

Hyperion is dependent upon indirect channel partners.

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 26% of Hyperion’s total license revenue for fiscal 2003. This channel involves a number of special risks, including:

•	Hyperion’s lack of control over the delivery of its products to end-users;

•	Hyperion’s resellers and distributors may terminate their relationship with Hyperion on short notice; and

•	Hyperion’s resellers and distributors may market and distribute competing products.

Hyperion’s current indirect channel partners may not elect, or be able, to market or support Hyperion’s products effectively or be able to release their products embedded with Hyperion products in a timely manner. Hyperion may not be able to effectively manage channel conflicts, and economic conditions or industry demand may adversely affect these or other indirect channel partners or these indirect channel partners may devote greater resources to marketing and supporting the products of other companies. Revenues derived from indirect channel partners may fluctuate significantly in subsequent periods.

Hyperion is exposed to product liability claims.

Hyperion’s license agreements with its customers typically contain provisions designed to limit Hyperion’s exposure to potential product liability claims, and Hyperion carries insurance to protect against such claims. It is possible, however, that the limitation of liability provisions contained in Hyperion’s license agreements may not be effective as a result of U.S. or foreign laws or ordinances enacted in the future or because of judicial decisions, and that liability insurance may not be available, or that coverage for specific claims may be denied. Although Hyperion has not experienced any material product liability claims to date, the sale and support of business performance management products by Hyperion may entail the risk of such claims. A successful product liability claim brought against Hyperion could have a material adverse effect upon Hyperion’s business, operating results and financial condition.

Defects in Hyperion’s products could increase its costs, adversely affect its reputation, diminish demand for its products and hurt its operating results.

As a result of their complexity, Hyperion’s software products may contain undetected errors or viruses. Errors in new products or product enhancements might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to Hyperion’s reputation and could cause diminished demand for Hyperion’sproducts. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance or sell new licenses.

Some provisions in Hyperion’s charter documents and its stockholder rights plan may prevent or deter an acquisition of Hyperion.

Some of the provisions in Hyperion’s charter documents may deter or prevent certain corporate actions, such as a merger, tender offer or proxy contest, which could affect the market value of Hyperion’s securities. These provisions include:

•	Hyperion’s board of directors is authorized to issue preferred stock with any rights it may determine. Consequently, Hyperion’s board of directors may issue preferred stock, without shareholder approval, that has rights superior to the outstanding Hyperion common stock;

•	Hyperion’s board of directors is classified into three groups, with each group of directors to hold office for three years, which has the effect that two annual meetings, not one, are required to replace a majority of Hyperion’s board of directors;

•	Hyperion stockholders are not entitled to cumulate votes for directors; and

•	special meetings of Hyperion stockholders may be called only by Hyperion’s president or by the president or secretary upon written request by a majority of the board of directors and may not be called by Hyperion’s stockholders.

Hyperion has in place a stockholder rights plan that is designed to discourage coercive takeover offers. In general, Hyperion’s stockholder rights plan makes it uneconomic for any person to acquire more than a 15% interest in Hyperion without the consent of the Hyperion Board of Directors.

Hyperion’s board of directors could utilize the provisions of its charter documents and stockholder rights plan to resist an offer from a third party to acquire Hyperion, including an offer to acquire Hyperion common stock at a premium to its trading price or an offer that is otherwise considered favorable by Hyperion stockholders.

RISKS RELATED TO THE PENDING ACQUISITION OF BRIO

Hyperion may face challenges in integrating Brio with Hyperion and, as a result, may not realize the expected benefits of the acquisition and the price of Hyperion common stock may be adversely affected.

Hyperion may not be successful in integrating Brio’s business. Achieving the benefits of the acquisition will depend on many factors, including:

•	the successful and timely integration of the products, technology and sales operations of the two companies following the completion of the acquisition;

•	managing software development activities to define a combined product roadmap, ensure timely release of innovative products to market, and to ensure timely development of product roadmaps, release of products to market, and the development of efficient integration and migration processes and tools;

•	combining product offerings, platforms and technologies quickly and effectively;

•	demonstrating to our existing and potential customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances on attractive terms with partners and suppliers;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross selling related products to each other’s customers, and managing the combined sales force and distribution channels to avoid channel conflict;

•	maintaining employee morale, assimilating key employees and managing an increased number of employees over large geographic distances;

•	creating and effectively implementing uniform standards, controls, procedures, policies and information systems; or

•	retaining or recruiting key personnel.

The successful execution of these post-acquisition events will involve considerable effort and time, especially considering the highly technical and complex nature of each company’s products. Failure to achieve a successful and timely integration of Hyperion’s and Brio’s respective businesses could result in the impairment of relationships with employees, customers and business partners as a result of the integration of management and other key personnel and the potential disruption of the combined company’s ongoing business and distraction of its management.

The combined company may not succeed in addressing integration issues or any other problems encountered in connection with the acquisition, which could have a material adverse effect on the business, financial condition and results of operations of Hyperion and its subsidiaries, including Brio, and on the price of shares of Hyperion common stock. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company’s business.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of shares of Hyperion common stock following the acquisition.

In accordance with United States generally accepted accounting principles, the combined company will account for the acquisition using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of shares of Hyperion common stock following completion of the acquisition. Under purchase accounting, Hyperion will record the market value of its shares issued in connection with the acquisition, the fair market value of the options to purchase Brio common stock that will be converted into options to purchase Hyperion shares and the amount of direct transaction costs, as the cost of acquiring the business of Brio. The combined company will allocate these total costs to Brio’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of completion of the acquisition, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development will be expensed by Hyperion in the quarter in which the acquisition is completed. Hyperion will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of these assets, including goodwill or intangible assets with indefinite lives, becomes impaired, Hyperion may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, in-process research and development and potential impairment charges will decrease the net income of Hyperion in the foreseeable future, which could have a material impact on Hyperion’s results of operations and the market value of shares of Hyperion common stock following the acquisition.

The acquisition of Brio may not occur or may be significantly delayed

The acquisition is subject to review by the United States Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. Under this statute, Hyperion and Brio are required to make pre-acquisition notification filings and to await the expiration or early termination of statutory waiting periods prior to completing the acquisition. In addition, the acquisition is subject to Law n. 8.884 of June 11, 1994, as amended, of Brazil, which requires Hyperion and Brio to make a filing with the Brazilian Administrative Council for Economic Defense. Hyperion and Brio have made these required filings and are seeking to obtain all such required regulatory clearances prior to the scheduled completion of the transaction. The reviewing authorities may not permit the acquisition at all or may impose restrictions or conditions on the acquisition that may seriously harm Hyperion if the acquisition is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. Hyperion may refuse to complete the acquisition if restrictions or conditions are required by governmental authorities that would require the divestiture of any assets of Hyperion or Brio or would limit Hyperion’s freedom of action with respect to, or its ability to retain, Brio or any part of Brio or any of Hyperion’s other assets or businesses.

In addition Hyperion must distribute an offering document to Brio stockholders, which is subject to review by the Securities and Exchange Commission. While the SEC does not “approve” the offering document, the review process can involve considerable delay, and could result in a decision by Hyperion to abandon the attempt to prepare and circulate the offering document. Also, the Brio stockholders must vote to approve the transaction by a majority of the shares outstanding. There is no assurance that such approval will be obtained. There are a number of other conditions that must be satisfied in order for the acquisition to be completed. There can be no assurance that all of these conditions will be met.

Delay or prevention of the acquisition would diminish or eliminate the anticipated benefits of the acquisition or result in additional transaction costs, loss of revenue or other effects. If the acquisition is not completed, Hyperion must continue to rely on an OEM agreement to access the query and reporting capabilities that Brio’s products contribute. Continued reliance on an OEM source for query and reporting solutions may have an adverse effect on margins. Also, the failure of the acquisition to close could further distract management of Hyperion, and have an adverse impact on the continued effort to drive operational efficiencies.

In order to complete the acquisition, even though Hyperion and Brio are not required to, they may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm Hyperion’s operations. In addition, during or after the statutory waiting periods imposed by the HSR Act, and even after completion of the acquisition, governmental authorities could seek to block or challenge the acquisition as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the acquisition, before or after it is completed. Hyperion, Brio or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At June 30, 2003, our short-term investments consisted of investment-grade debt securities with a fair value of $18.5 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

As of June 30, 2003, our long-term debt consists of 4.5% convertible subordinated notes due March 2005 with a face value of $50.0 million. Because our long-term debt bears interest at a fixed interest rate, an immediate 10% change in market interest rates would not have a material impact on our interest expense.

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is typically their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Net foreign exchange transaction gains and losses were not material for fiscal 2003, 2002 and 2001. As of June 30, 2003, we had net forward contracts to sell U.S. dollar equivalent of $4.7 million in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To	the Board of Directors and Stockholders of
Hyperion Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries (“Hyperion”) at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of Hyperion’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 8, 2003

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands, except par value)

	June 30,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$398,040	$311,130
Short-term investments	18,514	19,128
Accounts receivable, net of allowances of $8,231 and $10,660	98,774	110,196
Deferred income taxes	12,890	15,495
Prepaid expenses and other current assets	18,498	17,240

TOTAL CURRENT ASSETS	546,716	473,189

Property and equipment, net	67,533	67,787
Goodwill	12,774	8,171
Intangible assets, net	8,120	10,572
Deferred income taxes	13,633	17,993
Other assets	5,982	6,178

TOTAL ASSETS	$654,758	$583,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,631	$50,858
Accrued employee compensation and benefits	41,637	39,005
Deferred revenue	104,868	94,910
Other current liabilities	3,931	6,915

TOTAL CURRENT LIABILITIES	196,067	191,688

Long-term debt	50,040	80,802
Other liabilities	11,326	11,743

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 36,654 and 34,662 shares issued; 36,105 and 33,318 shares outstanding	37	35
Additional paid-in capital	278,339	227,563
Treasury stock, at cost: 549 and 1,344 common shares	(10,847)	(23,097)
Deferred stock-based compensation	(2,893)	—
Retained earnings	137,582	103,472
Accumulated other comprehensive loss	(4,893)	(8,316)

TOTAL STOCKHOLDERS’ EQUITY	397,325	299,657

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$654,758	$583,890

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended June 30,
	2003	2002	2001

REVENUES
Software licenses	$201,766	$196,066	$227,994
Maintenance and services	308,692	295,952	300,017

TOTAL REVENUES	510,458	492,018	528,011
COSTS AND EXPENSES
Cost of revenues:
Software licenses	15,419	15,430	16,334
Maintenance and services	132,510	137,047	161,016
Sales and marketing	190,025	182,311	208,336
Research and development	73,776	72,206	81,597
General and administrative	47,207	64,843	72,823
Restructuring and other charges	764	107	42,785

TOTAL COSTS AND EXPENSES	459,701	471,944	582,891

OPERATING INCOME (LOSS)	50,757	20,074	(54,880)

Interest and other income	5,848	7,027	12,987
Interest and other expense	(2,940)	(4,635)	(5,502)
Gain on redemption of debt	478	941	2,362

INCOME (LOSS) BEFORE INCOME TAXES	54,143	23,407	(45,033)
Income tax provision (benefit)	20,033	8,426	(13,960)

NET INCOME (LOSS)	$34,110	$14,981	$(31,073)

NET INCOME (LOSS) PER SHARE
Basic	$0.99	$0.46	$(0.95)
Diluted	$0.96	$0.45	$(0.95)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,451	32,836	32,592
Diluted	35,694	33,491	32,592

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock		Treasury Stock					Accumulated
					Additional	Deferred		Other
		Par			Paid-in	Stock-Based	Retained	Comprehensive
	Shares	Value	Shares	Cost	Capital	Compensation	Earnings	Loss	Total

Balance at June 30, 2000	32,616	$33	—	$—	$197,376	$—	$119,736	$(7,284)	$309,861
Comprehensive loss:
Net loss							(31,073)		(31,073)
Currency translation effect, net of tax								(3,712)	(3,712)

Total comprehensive loss									(34,785)

Treasury stock purchased			1,389	(23,764)					(23,764)
Stock issued under equity plans	1,099	1	(34)	494	14,101		(64)		14,532
Income tax benefit from exercise of stock options					1,475				1,475

Balance at June 30, 2001	33,715	34	1,355	(23,270)	212,952	—	88,599	(10,996)	267,319
Comprehensive income:
Net income							14,981		14,981
Currency translation effect, net of tax								2,653	2,653
Unrealized gains on investments, net of tax								27	27

Total comprehensive income									17,661

Stock issued under equity plans	947	1	(11)	173	13,378		(108)		13,444
Income tax benefit from exercise of stock options					1,233				1,233

Balance at June 30, 2002	34,662	35	1,344	(23,097)	227,563	—	103,472	(8,316)	299,657
Comprehensive income:
Net income							34,110		34,110
Currency translation effect, net of tax								3,376	3,376
Unrealized gains on investments, net of tax								47	47

Total comprehensive income									37,533

Stock issued under equity plans	1,992	2	(795)	12,250	41,277	(3,157)			50,372
Amortization of deferred stock-based compensation						264			264
Income tax benefit from exercise of stock options					9,499				9,499

Balance at June 30, 2003	36,654	$37	549	$(10,847)	$278,339	$(2,893)	$137,582	$(4,893)	$397,325

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,110	$14,981	$(31,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on redemption of debt	(478)	(941)	(2,362)
(Gain) loss on sale of assets	(49)	128	—
Depreciation and amortization	27,888	31,907	38,901
Provision for accounts receivable allowances	5,797	20,850	27,677
Deferred income taxes	6,981	(932)	(12,602)
Income tax benefit from exercise of stock options	9,499	1,233	1,475
Non-cash restructuring and other charges	—	—	10,902
Changes in operating assets and liabilities:
Accounts receivable	9,001	31,856	(22,629)
Prepaid expenses and other current assets	468	3,932	(10,389)
Other assets	(184)	(621)	286
Accounts payable and accrued expenses	(6,451)	(6,290)	2,278
Accrued employee compensation and benefits	1,546	6,399	(1,015)
Income taxes payable	(1,332)	(28)	(9,609)
Deferred revenue	6,447	(8,892)	11,403
Other current liabilities	(4,474)	(6,812)	13,727
Other liabilities	(656)	(2,560)	14,303

Net cash provided by operating activities	88,113	84,210	31,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(24,520)	(43,798)	(43,616)
Proceeds from maturities of investments	25,180	49,194	51,907
Purchases of property and equipment	(19,846)	(13,476)	(42,573)
Proceeds from sale of property and equipment	644	223	—
Purchases of intangible assets	(2,227)	(5,768)	(4,677)
Payments for acquisitions of businesses	(5,987)	(1,000)	—

Net cash used in investing activities	(26,756)	(14,625)	(38,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loan	(2,298)	(242)	(222)
Redemption of debt	(27,930)	(8,931)	(8,652)
Purchases of treasury stock	—	—	(23,764)
Proceeds from issuance of common stock	50,372	13,444	14,532

Net cash provided by (used in) financing activities	20,144	4,271	(18,106)

Effect of exchange rate on cash and cash equivalents	5,409	4,370	(3,712)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,910	78,226	(29,504)
Cash and cash equivalents at beginning of year	311,130	232,904	262,408

CASH AND CASH EQUIVALENTS AT END OF YEAR	$398,040	$311,130	$232,904

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,248	$4,316	$4,841
Cash paid for income taxes	$3,775	$9,095	$5,838
NON-CASH FINANCING ACTIVITY:
Deferred stock-based compensation from restricted stock issuance	$3,157	$—	$—

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Hyperion Solutions Corporation provides Business Performance Management software, which enables companies to translate strategies into plans, monitor execution and provide insight to manage and improve financial and operational performance. Hyperion provides managers with reporting and analysis tools and packaged and custom applications that support a process for proactively managing their business to optimal performance against goals and, most important, for anticipating and forecasting results.

Business Performance Management builds on business intelligence, which provides managers with information, including historic analysis and statistical predictions and forecasts, that enables them to understand how their business is performing at any moment in time. Hyperion combines powerful business and financial applications with an integrating business intelligence platform and expertise in management processes. This combination delivers an integrated Business Performance Management environment, which is being used by employees at all levels across organizations to support continuous performance improvement and accountability.

Hyperion’s applications along with its development and deployment platform enable Business Performance Management across a wide variety of functional and operational areas beyond the finance areas of the business. Hyperion uses its online analytical processing (“OLAP”) technology, Hyperion Essbase, as the foundation for its platform, Hyperion Essbase XTD. Components within Hyperion Essbase XTD can be used individually to create tailored applications or in conjunction with Hyperion’s packaged applications to support the entire Business Performance Management process. Hyperion also offers support and services from offices in 20 countries and works with over 330 partners to provide solutions to more than 6,000 customer organizations worldwide. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Hyperion and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no effect on the prior periods’ total assets, stockholders’ equity, net income (loss) or net cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those required in the valuation of intangible assets acquired in business combinations, allowances for doubtful accounts, and valuation allowances for deferred tax assets, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Revenue Recognition

Hyperion derives revenues from licensing its software products and providing maintenance, consulting and training services. Hyperion’s standard software license agreement is a perpetual license to use its products on an end user, concurrent user or central processing unit basis.

Hyperion records revenue from licensing its software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants. For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rates included in the agreements.

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate Hyperion charges for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of Hyperion’s products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Hyperion’s services are generally not essential to the functionality of the software. Hyperion’s products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. If Hyperion determines that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Foreign Currency

The functional currency of Hyperion’s international subsidiaries is their local currency. The financial statements of these subsidiaries are translated into United States dollars using the period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues and expenses. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of shareholders equity. Foreign currency transaction gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the consolidated statements of operations.

Hyperion’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that Hyperion considers to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss), while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which Hyperion anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant during the periods presented.

Stock-Based Compensation

Hyperion has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, Hyperion continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Hyperion generally grants its stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB 25, no compensation expense is recognized in the statements of operations.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under Hyperion’s stock option plans in fiscal 2003, 2002 and 2001 was $13.27, $10.90 and $13.16 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for stock purchase awards issued under Hyperion’s employee stock purchase plan in fiscal 2003, 2002 and 2001 was $9.03, $6.67 and $5.98 per share, respectively. The estimated grant date fair values were calculated using the Black-Scholes model.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Year Ended June 30,
	2003	2002	2001

Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	59%	70%	84%
Risk free interest rate	2.26%	4.53%	4.97%
Expected term (in years)	5.0	4.2	5.5
Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	63%	70%	84%
Risk free interest rate	1.21%	2.69%	3.63%
Expected term (in years)	0.5	0.5	0.5

Had Hyperion recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, Hyperion’s net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001

Net income (loss), as reported	$34,110	$14,981	$(31,073)
Deduct: stock-based compensation expense determined under fair value method, net of tax	(16,285)	(16,108)	(15,473)

Net income (loss), pro forma	$17,825	$(1,127)	$(46,546)

Net income (loss) per share:
Basic – as reported	$0.99	$0.46	$(0.95)
Basic – pro forma	$0.52	$(0.03)	$(1.43)
Diluted – as reported	$0.96	$0.45	$(0.95)
Diluted – pro forma	$0.51	$(0.03)	$(1.43)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally granted each year.

Cash and Cash Equivalents

Hyperion classifies highly-liquid investments with remaining maturities of three months or less at the time of purchase as cash equivalents. Cash equivalents are comprised primarily of investment-grade commercial paper, and U.S. federal, state and political subdivision obligations.

Short-Term Investments

Hyperion’s marketable investments are classified as available-for-sale securities and are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reported, net of tax, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until realized. To date, unrealized gains and losses have not been material. Realized gains on available-for-sale securities are included in interest and other income in Hyperion’s statements of operations. Realized losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other expense in Hyperion’s statements of operations. The specific identification method is used to determine the cost of securities sold.

Hyperion views its available-for-sale portfolio as available for use in its current operations. Accordingly, Hyperion has classified all marketable investments as short-term investments, even though the stated maturity dates may be one year or more beyond the current balance sheet date.

Allowance for Doubtful Accounts

Hyperion makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, Hyperion analyzes several factors, including: its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance for doubtful accounts does not reflect Hyperion’s future ability to collect outstanding receivables, Hyperion may record additional provisions for doubtful accounts. Hyperion records the provision for doubtful accounts in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in Hyperion’s statement of operations.

Hyperion’s allowance for doubtful accounts was $8.2 million at June 30, 2003 and $10.7 million at June 30, 2002. The total provision for doubtful accounts was $5.8 million, $20.9 million and $27.7 million in fiscal 2003, 2002 and 2001, respectively. Of these provisions, $1.4 million, $4.1 million and $6.0 million were recorded in general and administrative expense in fiscal 2003, 2002 and 2001, respectively, and $4.4 million, $16.8 million and $21.7 million were recorded as a reduction of revenue in fiscal 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments

All current assets and current liabilities are stated at cost, which approximates fair value due to their short-term nature. The fair value of Hyperion’s 4.5% convertible subordinated notes was approximately $50.0 million and $71.2 million at June 30, 2003 and 2002, respectively, based on available market information.

Long-Lived Assets

Hyperion evaluates the recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which Hyperion adopted on July 1, 2002. SFAS 144 requires Hyperion to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy for our overall business;

•	significant decrease in the market value of the assets; and

•	significant negative industry or economic trends.

When Hyperion determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, it assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in Hyperion’s current business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, Hyperion may be required to record additional impairment charges for these assets and future results of operations could be adversely affected.

Goodwill

Hyperion accounts for goodwill under SFAS 142, “Goodwill and Other Intangible Assets,” which requires Hyperion to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process.

Step 1- Compare the fair value of the reporting units to their carrying amounts. If a unit’s fair value exceeds its carrying amount, no further work is performed and no impairment charge is necessary. For each reporting unit where the carrying amount exceeds fair value, step 2 is performed.

Step 2- Compare the implied fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess.

Hyperion performed its goodwill impairment tests upon adoption of SFAS 142 and again during the fourth quarters of fiscal 2002 and 2003 and was not required to record any impairment losses on goodwill. Upon adoption of SFAS 142 on July 1, 2001, Hyperion ceased amortization of its existing net goodwill balance of approximately $7.2 million. The effect of non-amortization of goodwill on fiscal 2001 results would have decreased the reported net loss by approximately $2.7 million, or $0.08 per share, basic and diluted.

Product Development Costs

Hyperion begins capitalizing software product development costs only after establishing technological feasibility, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release and represents the greater of the amount computed using (i) the ratio of current gross revenues for the products to the total of current and anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic lives of the products. To date, the significant majority of the costs capitalized relate to localization costs for Hyperion’s software products.

Advertising Costs

Hyperion’s advertising costs are expensed as incurred. Advertising costs were $4.1 million, $2.0 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively.

Income Taxes

Hyperion accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

During the preparation of the consolidated financial statements, Hyperion estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Hyperion then assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not likely, a valuation allowance is established. To the extent Hyperion establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Hyperion has recorded a valuation allowance due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily relating to foreign net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income for each jurisdiction in which Hyperion operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, additional valuation allowances may need to be established, which could materially impact Hyperion’s financial position and results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject Hyperion to a concentration of credit risk principally comprise cash and cash equivalents, short-term investments and accounts receivable. Regarding cash equivalents and short-term investments, Hyperion only invests in instruments with an investment credit rating of AA and better. Hyperion places its investments for safekeeping with high-credit-quality financial institutions and, by policy, limits the amount of credit exposure from any one issuer.

For fiscal 2003, 2002 and 2001, Hyperion had no customers that accounted for 10% or more of total revenues. As of June 30, 2003 and 2002, Hyperion had no customers that accounted for 10% or more of gross accounts receivable. Hyperion does not require collateral from its customers prior to granting credit.

Net Income (Loss) Per Share

Net income (loss) per share, which is also referred to as earnings per share (“EPS”), is computed in accordance with SFAS 128, “Earnings Per Share.” Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted shares, and shares issuable upon conversion of Hyperion’s convertible subordinated notes. Potentially dilutive securities are excluded from the computations of diluted EPS if their effect would be antidilutive.

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001

Net income (loss)	$34,110	$14,981	$(31,073)

Shares used in computing basic EPS	34,451	32,836	32,592
Effect of potentially dilutive securities	1,243	655	—

Shares used in computing diluted EPS	35,694	33,491	32,592

Basic net income (loss) per share	$0.99	$0.46	$(0.95)
Diluted net income (loss) per share	$0.96	$0.45	$(0.95)

For fiscal 2003, 2002 and 2001, stock option rights totaling 2.3 million shares, 5.7 million shares and 8.4 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For fiscal 2003, 2002 and 2001, 1.1 million shares, 1.4 million shares and 1.6 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes due March 2005 have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income (loss) consists of the following (in thousands):

		June 30,
	2003	2002	2001

Cumulative translation adjustment	$(4,967)	$(8,343)	$(10,996)
Unrealized gains on available-for-sale securities	74	27	—

	$(4,893)	$(8,316)	$(10,996)

Derivative Instruments and Hedging Activities

Hyperion adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” on July 1, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement to the extent effective, and requires that Hyperion formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

From time to time, Hyperion utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain non-functional currency receivables. As a result, increases or decreases to these receivable balances due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize foreign currency transaction gains and losses. Hyperion’s forward contracts generally have terms of 60 days or less. Hyperion does not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in Hyperion’s consolidated statements of operations. Hyperion’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Net foreign exchange transaction gains and losses were not material for fiscal 2003, 2002 and 2001. As of June 30, 2003, Hyperion had net forward contracts to sell U.S. dollar equivalent of $4.7 million in foreign currency.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Hyperion adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on its financial position or results of operations. Hyperion is currently assessing the impact of adopting FIN 46 for pre-existing entities but does not expect it will have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Hyperion does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Hyperion does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

3.	BUSINESS COMBINATIONS

In April 2003, Hyperion acquired substantially all of the assets and assumed certain liabilities of The Alcar Group, Inc., a strategic financial modeling software provider based in Skokie, Illinois. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Hyperion’s consolidated statements of operations include the results of Alcar from the date of acquisition.

Alcar provides strategic financial modeling solutions used by senior managers in corporate finance and business development, treasury, strategy and risk management. Alcar’s solution is used to analyze and model the financial impact of critical business decisions, such as mergers, acquisitions, divestitures, treasury activities, capital allocation and debt restructuring. Alcar’s strategic modeling solution is an adjacent application that fills a customer need and complements our Business Performance Management offering. Hyperion expects the acquisition will result in greater integration of strategic financial modeling in the Business Performance Management process.

The aggregate purchase price for the net assets of Alcar was cash of $6.5 million, $0.5 million of which was deferred and will be paid in fiscal 2004. Additionally, Hyperion may pay up to a maximum of $1.5 million in performance payments to the shareholders of Alcar through fiscal 2005, subject to the achievement of certain revenue targets. Of the $6.5 million purchase price, approximately ($0.1) million was allocated to the net tangible assets acquired, approximately $2.3 million was allocated to acquired technologies, which are being amortized over three years, and approximately $4.3 million was allocated to goodwill. Under SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject to an annual impairment test. Pro forma results have not been presented as the impact of this acquisition was not material.

4.	INVESTMENTS

Investments consist of the following (in thousands):

	June 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and municipal bonds	$14,426	$81	$(10)	$14,497
U.S. government and agency obligations	4,014	3	—	4,017

	$18,440	$84	$(10)	$18,514

	June 30, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

State and municipal bonds	$1,000	$—	$—	$1,000
U.S. government and agency obligations	15,045	29	—	15,074
Corporate notes	3,056	2	(4)	3,054

	$19,101	$31	$(4)	$19,128

The contractual maturities of available-for-sale debt securities classified as short-term investments were as follows at June 30, 2003 (in thousands):

	Amortized	Fair
	Cost	Value

Mature in less than one year	$6,014	$6,017
Mature in 1-2 years	12,426	12,497

	$18,440	$18,514

Gross realized gains and losses from the sale of investments were not material for fiscal 2003, 2002 and 2001.

5.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Upon disposal of property and equipment, the cost and accumulated depreciation or amortization of the assets are removed from the accounting records, and the related gain or loss on disposal is recognized in the results of operations. Depreciation is generally computed using the straight-line method over the estimated useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the improvements. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful lives of the assets, are expensed as incurred.

Property and equipment consist of the following (in thousands):

	June 30,	June 30,	Useful
	2003	2002	Life

			(in years)
Land	$3,800	$3,800	—
Building and building improvements	36,135	36,031	5 - 39
Leasehold improvements	15,641	14,431	*
Furniture and fixtures	15,076	15,182	7
Computer software	29,445	26,575	3 - 5
Computer equipment	41,281	85,259	2
Other equipment	6,036	10,249	3 - 5

	147,414	191,527
Accumulated depreciation and amortization	(79,881)	(123,740)

	$67,533	$67,787

*	Lesser of lease term or useful life

Depreciation and amortization of property and equipment totaled $20.6 million, $26.1 million and $28.3 million in fiscal 2003, 2002 and 2001, respectively. Additionally, a $5.3 million impairment charge to property and equipment was recognized in the results of operations in fiscal 2001.

6.	GOODWILL

The changes in the carrying amount of goodwill consist of the following (in thousands):

	June 30,	June 30,
	2003	2002

Balance at beginning of year	$8,171	$7,169
Goodwill acquired during the period	4,250	1,000
Effect of foreign currency translation	353	2

Balance at end of year	$12,774	$8,171

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2003			June 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Book Value	Amount	Amortization	Book Value

Product development costs	$9,889	$(6,285)	$3,604	$19,553	$(14,544)	$5,009
Acquired technologies	6,533	(2,082)	4,451	12,887	(7,454)	5,433
Copyrights and trademarks	333	(268)	65	1,320	(1,190)	130

	$16,755	$(8,635)	$8,120	$33,760	$(23,188)	$10,572

During fiscal 2003, 2002 and 2001, Hyperion capitalized product development costs of approximately $2.0 million, $2.5 million and $2.2 million, respectively. Amortization of intangible assets totaled $6.8 million, $4.9 million and $5.8 million, of which $3.4 million, $2.0 million and $2.1 million related to product development costs, for fiscal 2003, 2002 and 2001, respectively. Additionally, a $4.1 million impairment charge to certain intangible assets was recognized in the results of operations in fiscal 2001. Product development costs, acquired technologies, copyrights and trademarks are generally amortized over three years.

Estimated amortization expense for these intangible assets will be approximately $4.0 million, $3.1 million and $1.0 million in fiscal 2004, 2005 and 2006, respectively, assuming no impairment charges are recorded during these years.

8.	INCOME TAXES

Income (loss) before income taxes and income tax provision (benefit) consist of the following (in thousands):

	Year Ended June 30,
	2003	2002	2001

Income (loss) before income taxes:
U.S.	$29,788	$14,144	$(13,249)
Non-U.S.	24,355	9,263	(31,784)

	$54,143	$23,407	$(45,033)

Income tax provision (benefit):
Current-
Federal	$7,577	$6,181	$(3,730)
State	1,246	558	(441)
Non-U.S.	4,244	2,706	2,813

	13,067	9,445	(1,358)
Deferred-
Federal	6,526	(571)	(13,845)
State	917	(240)	(603)
Non-U.S.	(477)	(208)	1,846

	6,966	(1,019)	(12,602)

	$20,033	$8,426	$(13,960)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,	June 30,
	2003	2002

Deferred income tax assets:
Net operating loss carryforwards	$7,081	$7,157
Accounts receivable	3,654	3,406
Intangible assets	1,987	4,611
Property and equipment	12,550	14,114
Accrued expenses	9,236	12,089
Other	451	452

	34,959	41,829
Valuation allowance	(6,926)	(6,894)

	28,033	34,935

Deferred income tax liabilities:
Product development costs	1,441	1,172
Deferred stock-based compensation	69	275

	1,510	1,447

Net deferred income tax assets	$26,523	$33,488

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

	Year Ended June 30,
	2003	2002	2001

Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	4.0%	4.0%	5.0%
Tax exempt interest	-1.5%	-2.6%	3.7%
Goodwill	—	—	-0.8%
Non-U.S. operations, including export sales	-1.2%	-4.0%	-4.4%
Net operating losses	0.1%	3.3%	-5.5%
Other, net	0.6%	0.3%	-1.7%

Effective income tax rate	37.0%	36.0%	31.3%

As of June 30, 2003 and 2002, Hyperion’s non-U.S. net operating loss carryforwards for income tax purposes were approximately $17.3 million and $17.2 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2004. Hyperion does not believe it is more likely than not that realization of the deferred tax assets is assured and has, therefore, recorded a valuation allowance of $6.9 million as of June 30, 2003 and 2002.

9.	LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	June 30,
	2003	2002

4.5% convertible subordinated notes	$50,040	$78,750
Mortgage loan	—	2,295

	50,040	81,045
Less: current portion	—	(243)

	$50,040	$80,802

In March 1998, Hyperion issued $100.0 million of 4.5% convertible subordinated notes, due March 2005. The notes are subordinated to all existing and future senior debt and are convertible into shares of Hyperion’s common stock at a conversion price of $56.36 per share. The notes are redeemable at the option of Hyperion, in whole or in part, at any time on or after March 20, 2001, at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of the notes has the right, subject to certain conditions and restrictions, to require Hyperion to offer to repurchase all outstanding notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. Hyperion incurred $3.3 million of costs in connection with the issuance of the notes, which were deferred and included in other assets. These finance costs are being recognized as interest expense over the term of the notes using the straight-line method, which approximates the effective interest method. Interest on the notes began accruing March 16, 1998 and is payable semi-annually on March 15 and September 15. The fair value of the notes was approximately $50.0 million and $71.2 million at June 30, 2003 and 2002, respectively, based on available market information.

During fiscal 2003, Hyperion repurchased $28.7 million of the notes for a total cost of $27.9 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $0.5 million. During fiscal 2002, Hyperion repurchased $10.0 million of the notes for a total cost of $8.9 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $0.9 million. During fiscal 2001, Hyperion repurchased $11.3 million of the notes for a total cost of $8.7 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $2.4 million.

In January 1995, Hyperion obtained a $9.5 million mortgage loan from the Connecticut Development Authority to purchase its Stamford, Connecticut office building. The mortgage loan was repayable in monthly installments of principal and interest with the last payment due February 2005. In January 2000, Hyperion had employed fewer employees in its Stamford, Connecticut office than required under the terms of the loan. As a result, Hyperion prepaid $4.1 million of the outstanding principal balance, and the interest rate on the remaining principal balance increased by approximately 1.4%. In September 2002, Hyperion repaid the entire remaining principal balance of $2.2 million.

10.	RELATED PARTY TRANSACTIONS

In fiscal 2003 and 2002, Siebel Systems purchased approximately $0.2 million and $1.0 million, respectively, of software, maintenance and services from Hyperion for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to purchase the same products in accordance with normal contractual terms and conditions. The Chief Financial Officer of Siebel was on the board of directors of Hyperion from June 2000 to February 2003. As of June 30, 2003, all amounts due from Siebel related to these transactions had been paid.

In fiscal 2003 and 2002, Hyperion purchased approximately $0.8 million and $3.0 million, respectively, of software, maintenance and services from Siebel for purposes of implementing a worldwide customer relationship management system. As of June 30, 2003, Hyperion had a payable to Siebel in the amount of $0.2 million related to these transactions.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Hyperion leases office and research facilities and certain computer and other equipment under operating lease agreements expiring at various dates through 2016. In addition to base rent, Hyperion is responsible for certain taxes, utilities and maintenance costs. Additionally, several leases include rentals based upon changes in the Consumer Price Index or the fair market rental value of the property and options for renewal or purchase. Hyperion subleases some of its facilities to third-party tenants. These subleases expire at various dates through 2011.

Future minimum lease payments under all non-cancellable operating leases with terms in excess of one year and future sublease income were as follows at June 30, 2003 (in thousands):

		Future	Net Future
	Future Lease	Sublease	Lease
Fiscal Year	Payments	Income	Payments

2004	$19,357	$2,682	$16,675
2005	16,010	2,658	13,352
2006	13,078	2,351	10,727
2007	11,188	1,153	10,035
2008	8,967	1,163	7,804
Thereafter	22,264	1,098	21,166

	$90,864	$11,105	$79,759

Rental expense for fiscal 2003, 2002 and 2001 under all lease agreements was $16.0 million, $15.8 million and $16.9 million, respectively. Sublease income was $2.8 million, $1.0 million and $0.2 million for fiscal 2003, 2002 and 2001, respectively.

Guarantees and Indemnifications

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and indemnifications. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Hyperion adopted the recognition and measurement provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002, and the adoption did not have an impact on its financial position or results of operations. The following is a summary of the agreements that Hyperion has determined are within the scope of FIN 45:

As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of June 30, 2003.

Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these intellectual property indemnification clauses is minimal. Hyperion has no liabilities recorded for these clauses as of June 30, 2003.

Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of June 30, 2003.

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

12.	COMMON STOCK

Treasury Stock

During fiscal 2001, Hyperion repurchased a total of 1,389,000 shares of its common stock for a total cost of $23.8 million. In fiscal 2003, 2002 and 2001, Hyperion reissued 795,000 shares, 11,000 shares and 34,000 shares, respectively, in connection with employee stock option exercises and employee stock purchases. The remaining 549,000 shares are classified as treasury stock at June 30, 2003.

Restricted Stock

In February 2003, Hyperion issued 125,000 shares of restricted stock to some of its executive officers for nominal consideration. The restricted shares vest in full on the fourth anniversary of the date of issuance, but can vest earlier based on the achievement of performance-based objectives as set by the board of directors. Hyperion recorded deferred stock-based compensation totaling $3.2 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” the deferred stock-based compensation relating to the restricted shares will be re-measured on the date the performance objectives are defined or determined to have been earned by the board of directors. In the event a holder of these restricted shares leaves Hyperion prior to the fourth anniversary of the date of issuance and retains vested shares that would have been forfeited absent the achievement of the performance objectives, the re-measured deferred stock-based compensation will be recorded in the Hyperion’s statement of operations.

In October 1999, Hyperion issued 100,000 shares of restricted stock to its Chairman and Chief Executive Officer for nominal consideration. The restricted shares vest on a monthly basis over a four-year period. Hyperion recorded deferred stock-based compensation totaling $1.9 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. This amount is not reflected as a separate component of stockholders’ equity, but rather has been netted within additional paid-in capital. In connection with the issuance of the restricted stock, Hyperion provided a loan to this officer of $1.0 million. The loan matures in October 2005 and is secured by a pledge of such restricted stock. Interest accrues at 6.02% per annum and is due upon maturity. In January 2002, the CEO’s employment agreement was amended to provide for the forgiveness of a portion of the loan annually based on the achievement of earnings per share targets set by the compensation committee of the board of directors. Based on Hyperion’s financial performance in fiscal 2003, the compensation committee forgave $0.4 million of the $1.0 million outstanding principal balance and $0.1 million of accrued interest, which has been recorded as an expense in fiscal 2003.

13.	STOCK OPTION, EMPLOYEE STOCK PURCHASE, AND EMPLOYEE SAVINGS PLANS

Stock Option Plans

As of June 30, 2003, Hyperion had an aggregate of 9.2 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock, and other equity-based awards. There were 1.6 million shares available for grant under the equity plans as of June 30, 2003. Under the equity plans, stock options and restricted stock can be issued to employees and to non-employee directors.

Stock options are granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted under the equity plans have maximum terms of 6 – 10 years from the date of grant. Options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion.

The following table presents a summary of Hyperion’s stock option activity for the years ended June 30 (shares in thousands):

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	9,102	$21.89	8,423	$23.02	7,492	$25.29
Granted	1,759	25.67	2,388	18.99	3,159	18.67
Exercised	(2,289)	18.34	(348)	14.77	(357)	13.79
Forfeited	(1,003)	25.56	(1,361)	25.66	(1,871)	26.55

Outstanding at end of year	7,569	$23.35	9,102	$21.89	8,423	$23.02

Exercisable at end of year	3,613	$24.56	4,304	$23.47	3,005	$24.16

The following table summarizes information about stock options outstanding and exercisable at June 30, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years of	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.50 - 14.99	775	7.55	$13.08	334	$12.96
$15.00 - 19.99	2,230	7.29	$17.34	1,267	$17.75
$20.00 - 24.99	1,746	7.93	$21.98	670	$21.42
$25.00 - 29.99	1,627	6.05	$26.89	413	$26.77
$30.00 - 56.50	1,191	6.16	$38.47	929	$39.29

	7,569			3,613

Employee Stock Purchase Plan

Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period and a fair market value of $25,000 in any plan year. In fiscal 2003, 2002 and 2001, approximately 373,000 shares, 606,000 shares and 775,000 shares, respectively, were issued under the ESPP. At June 30, 2003, approximately 597,000 shares were reserved for future issuance under the ESPP.

Employee Savings Plans

Hyperion maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but generally not more than $12,000 in calendar year 2003 and $11,000 in calendar year 2002. Hyperion contributes to the plan quarterly, up to a maximum of $500 per quarter, per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2003, 2002 and 2001, Hyperion contributed $3.8 million, $4.7 million and $5.4 million, respectively, to the savings plans.

14.	STOCKHOLDER RIGHTS PLAN

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

15.	RESTRUCTURING AND OTHER CHARGES

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business. The restructuring plan included a company-wide initiative to align personnel with Hyperion’s new strategy, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities.

Restructuring and other charges totaled $0.8 million, $0.1 million and $42.8 million in fiscal 2003, 2002 and 2001, respectively. The restructuring charges in fiscal 2003 and 2002 resulted from adjustments made to the restructuring charges recorded in the fourth quarter of fiscal 2001.

A summary of the fiscal 2001 restructuring and other charges and the related accrual balance is as follows (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total

Initial charge	$8,674	$17,227	$11,008	$5,876	$42,785
Cash paid	(3,137)	—	—	—	(3,137)
Non-cash	—	—	(11,008)	(610)	(11,618)

Accrual balance at June 30, 2001	5,537	17,227	—	5,266	28,030
Cash paid	(5,058)	(2,735)	—	(751)	(8,544)
Adjustments	(126)	393	—	(1,141)	(874)

Accrual balance at June 30, 2002	353	14,885	—	3,374	18,612
Cash paid	(353)	(2,291)	—	(1,524)	(4,168)
Adjustments	—	764	—	—	764

Accrual balance at June 30, 2003	$—	$13,358	$—	$1,850	$15,208

As of June 30, 2001, Hyperion had communicated to all impacted employees regarding employee separation benefits and the timing of separation, and all 300 positions had been separated or were in the separation process, resulting in cash payments of $3.1 million. Additional payments of $5.1 million were made during fiscal 2002 and the remaining severance payments of approximately $0.4 million were paid in the first half of fiscal 2003. All restructuring activities related to the disposal and/or impairment of long-term assets were completed as of June 30, 2001, and all restructuring activities associated with the consolidation of facilities were completed by June 30, 2002.

Approximately $11.6 million of the $42.8 million restructuring and other charges recorded in fiscal 2001 did not require an outflow of cash, but the remaining $31.2 million has required or will require the use of cash (primarily payments due under long-term lease obligations). The accrual balance at June 30, 2003 of $15.2 million relates primarily to future lease obligations. Of this amount, approximately $3.9 million is included in other current liabilities and approximately $11.3 million is included in other liabilities on the accompanying consolidated balance sheet. Hyperion substantially completed its restructuring activities related to the restructuring plan described above during fiscal 2002, however payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. If Hyperion is unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, Hyperion could find it necessary to further adjust its cost structure through the execution of additional restructuring plans.

16.	SEGMENT AND GEOGRAPHIC INFORMATION

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one industry segment: the development and marketing of business performance management software and related services. This segment operates in three geographic regions: the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors and application resellers.

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Year Ended June 30,
	2003	2002	2001

Revenues:
Americas	$318,538	$324,352	$362,984
EMEA	163,988	141,423	134,658
APAC	27,932	26,243	30,369

	$510,458	$492,018	$528,011

	June 30,	June 30,
	2003	2002

Long-lived assets:
Americas	$59,857	$58,730
EMEA	6,360	7,834
APAC	1,316	1,223

	$67,533	$67,787

The following table presents revenues for groups of similar products and services (in thousands):

	Year Ended June 30,
	2003	2002	2001

Software licenses:
Application products	$106,016	$92,698	$103,250
Platform products	95,750	103,368	124,744

	201,766	196,066	227,994
Maintenance and services:
Maintenance	212,157	186,052	170,840
Consulting and training	96,535	109,900	129,177

	308,692	295,952	300,017

Total revenues	$510,458	$492,018	$528,011

17.	SUBSEQUENT EVENTS

Agreement to Acquire Brio Software, Inc.

In July 2003, Hyperion entered into a definitive agreement to acquire Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. Under the terms of the agreement, Brio stockholders will receive a combination of 0.109 of a share of Hyperion common stock and $0.363 in cash for each share of Brio common stock. Based on the closing price of Hyperion’s stock on July 22, 2003, one day prior to the date the acquisition was announced, the transaction is valued at approximately $142 million. Brio stockholders will own approximately 10.5% of Hyperion’s common stock after completion of the transaction. The transaction has been approved by the boards of directors of both companies and is subject to customary closing conditions, including the approval of Brio’s stockholders and completion of regulatory review. The transaction is expected to close in the second quarter of fiscal 2004.

Stock Repurchase Program

In July 2003, Hyperion’s board of directors authorized the company to repurchase up to $125 million of its common stock. Hyperion will determine the timing and amount of shares to be repurchased based upon market conditions and other factors, and will use existing cash and short-term investments to finance the transactions. The repurchased shares will be used for Hyperion’s stock option plans, employee stock purchase and other stock benefit plans, and for general corporate purposes.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2003 and 2002 (in thousands, except per share data):

Fiscal 2003	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Revenues	$119,879	$126,037	$126,559	$137,983
Gross profit	84,450	90,285	88,304	99,490
Net income	9,112	7,569	8,267	9,162
Net income per share – diluted	0.27	0.21	0.23	0.25

Fiscal 2002	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Revenues	$117,336	$118,903	$119,959	$135,820
Gross profit	78,008	80,988	83,174	97,371
Net income	1,946	3,729	3,085	6,221
Net income per share – diluted	0.06	0.11	0.09	0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 with respect to executive officers is set forth in Part I of this Form 10-K. The information required by this Item 10 with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Compensation and Related Information” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  The consolidated financial statements of Hyperion Solutions Corporation are included in Item 8:

     (2)  Financial statement schedule, which is included at the end of this report:

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, not applicable, or the information has been included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

Exhibit No.		Description

2.1(a)	-	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion.
2.2(j)	-	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation.
2.3(q)	-	Agreement and Plan of Merger and Reorganization among Hyperion Solutions Corporation, T-Bird Acquisition, Inc., and Brio Software, Inc., dated as of July 23, 2003.
3.1(h)	-	Registrant’s Restated Certificate of Incorporation.
3.2(g)	-	Registrant’s Amended and Restated Bylaws.
4.1(b)	-	Specimen Certificate of the Registrant’s Common Stock.
4.2(d)	-	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.
4.3(d)	-	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens.
10.2(b)	-	1992 Stock Option Plan.
10.3(l)	-	1995 Stock Option/Stock Issuance Plan.
10.4(m)	-	Employee Stock Purchase Plan.
10.5(b)	-	Form of Indemnification Agreement.
10.6(c)	-	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996.
10.7(e)	-	Hyperion Software Corporation 1991 Stock Plan.
10.8(e)	-	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan.
10.9(f)	-	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed).
10.15(p)	-	Employment Agreement with Jeffrey R. Rodek, dated September 11, 2002.
10.16(i)	-	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999.
10.17(i)	-	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999.
10.19(k)	-	Hyperion Solutions Corporation 1999 Stock Option Plan.
10.20(k)	-	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999.
10.21(n)	-	Employment Agreement with David W. Odell, dated December 6, 2000.
10.22(n)	-	Employment Agreement with W. Russell Wayman, dated January 22, 2001.
10.24(o)	-	Employment Agreement with Godfrey R. Sullivan, dated October 17, 2001.
21.1	-	List of subsidiaries of the Registrant (filed herewith).
23.1	-	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith).
31.1	-	Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a) (filed herewith).
31.2	-	Certification of David W. Odell pursuant to Rule 13a-14(a) (filed herewith).
32.1	-	Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	-	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350 (filed herewith).

(a)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, dated May 25, 1998.

(b)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-1, filed November 6, 1995 (file no. 33-97098), as amended.

(c)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, filed June 28, 1997.

(d)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K, filed March 5, 1998.

Incorporated by reference to the exhibits to a Hyperion Software Corporation Registration Statement or Current Report (file no. 0-19538):

(e) Form S-1 file no. 33-42855.

(f) Form 10-Q filed in February 1995.

(g)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-4 (file no. 333-57197), as amended, filed on June 18, 1998.

(h)	Incorporated by reference to such exhibit as filed in the Registrant’s Current Report on Form 8-K, dated August 24, 1998.

(i)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(j)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 1999.

(k)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 28, 2000.

(l)	Incorporated by reference to the exhibits to the Registrant’s Proxy Statement dated October 11, 2002.

(m)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(n)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 14, 2001.

(o)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K dated September 25, 2002.

(p)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(q)	Incorporated by reference to the exhibits to the Registrant’s Schedule 13D Statement dated August 4, 2003.

(b)	Reports on Form 8-K:

On April 22, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 22, 2003 announcing the financial results for the third fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003	Hyperion Solutions Corporation
(Registrant)

	By:	/s/ David W. Odell

David W. Odell Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey R. Rodek	Chairman and Chief Executive Officer	August 13, 2003

Jeffrey R. Rodek

/s/ Godfrey R. Sullivan	President and Chief Operating Officer	August 13, 2003

Godfrey R. Sullivan

/s/ Henry R. Autry	Director	August 13, 2003

Henry R. Autry

/s/ Terry Carlitz	Director	August 13, 2003

Terry Carlitz

/s/ Gary G. Greenfield	Director	August 13, 2003

Gary G. Greenfield

/s/ Aldo Papone	Director	August 13, 2003

Aldo Papone

/s/ John Riccitiello	Director	August 13, 2003

John Riccitiello

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End
Description	of Period	Expenses	Accounts (a)	Deductions		of Period

Year Ended June 30, 2003:
Allowance for doubtful accounts	$10,660	1,357	4,440	8,226	(b)	$8,231
Valuation allowance for deferred tax assets	6,894	32	—	—		6,926
Restructuring components	18,612	764	—	4,168	(c)	15,208
Year Ended June 30, 2002:
Allowance for doubtful accounts	$12,476	4,038	16,812	22,666	(b)	$10,660
Valuation allowance for deferred tax assets	6,075	819	—	—		6,894
Restructuring components	28,030	—	—	9,418	(c)	18,612
Year Ended June 30, 2001:
Allowance for doubtful accounts	$16,250	5,950	21,727	31,451	(b)	$12,476
Valuation allowance for deferred tax assets	3,472	2,603	—	—		6,075
Restructuring components	—	31,167	—	3,137	(c)	28,030

(a)	Charged to revenues

(b)	Write-offs, net of recoveries

(c)	Cash payments and adjustments

EXHIBIT INDEX

Exhibit No.		Description

2.1(a)	-	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion.

2.2(j)	-	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation.

2.3(q)	-	Agreement and Plan of Merger and Reorganization among Hyperion Solutions Corporation, T-Bird Acquisition, Inc., and Brio Software, Inc., dated as of July 23, 2003.

3.1(h)	-	Registrant’s Restated Certificate of Incorporation.

3.2(g)	-	Registrant’s Amended and Restated Bylaws.

4.1(b)	-	Specimen Certificate of the Registrant’s Common Stock.

4.2(d)	-	Indenture dated March 15, 1998, by and between Registrant and State Street Bank and Trust Company of California, N.A.

4.3(d)	-	Registration Rights Agreement dated March 15, 1998, by and between the Registrant and Morgan Stanley & Co. Incorporated and BancAmerica Robertson Stephens.

10.2(b)	-	1992 Stock Option Plan.

10.3(l)	-	1995 Stock Option/Stock Issuance Plan.

10.4(m)	-	Employee Stock Purchase Plan.

10.5(b)	-	Form of Indemnification Agreement.

10.6(c)	-	Real Property Lease between the Registrant and SBC&D & Company dated as of July 16, 1996.

10.7(e)	-	Hyperion Software Corporation 1991 Stock Plan.

10.8(e)	-	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan.

10.9(f)	-	Loan Agreement with the Connecticut Development Authority, dated January 20, 1995, regarding financing of an office facility (including related Promissory Note and Mortgage Deed).

10.15(p)	-	Employment Agreement with Jeffrey R. Rodek, dated January 1, 2002.

10.16(i)	-	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999.

10.17(i)	-	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999.

10.19(k)	-	Hyperion Solutions Corporation 1999 Stock Option Plan.

10.20(k)	-	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999.

10.21(n)	-	Employment Agreement with David W. Odell, dated December 6, 2000.

10.22(n)	-	Employment Agreement with W. Russell Wayman, dated January 22, 2001.

10.24(o)	-	Employment Agreement with Godfrey R. Sullivan, dated October 17, 2001.

21.1	-	List of subsidiaries of the Registrant (filed herewith).

23.1	-	Consent of PricewaterhouseCoopers LLP, independent accountants (filed herewith).

31.1	-	Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a) (filed herewith).

31.2	-	Certification of David W. Odell pursuant to Rule 13a-14(a) (filed herewith).

32.1	-	Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	-	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350 (filed herewith).