Form 10-Q
period 2003-09-30
HYPERION SOLUTIONS CORP
filed 2003-11-07
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 40,100,153 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$396,142	$398,040
Short-term investments	12,380	18,514
Accounts receivable, net of allowances of $8,579 and $8,231	87,376	98,774
Deferred income taxes	12,331	12,890
Prepaid expenses and other current assets	16,316	18,498

TOTAL CURRENT ASSETS	524,545	546,716
Property and equipment, net	66,048	67,533
Goodwill	12,872	12,774
Intangible assets, net	7,479	8,120
Deferred income taxes	15,661	13,633
Other assets	5,017	5,982

TOTAL ASSETS	$631,622	$654,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$40,959	$45,631
Accrued employee compensation and benefits	31,253	41,637
Deferred revenue	104,136	104,868
Other current liabilities	3,987	3,931

TOTAL CURRENT LIABILITIES	180,335	196,067
Long-term debt	50,040	50,040
Other liabilities	10,699	11,326
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 36,168 and 36,654 shares issued; 35,685 and 36,105 shares outstanding	36	37
Additional paid-in capital	274,936	278,339
Treasury stock, at cost: 483 and 549 common shares	(9,500)	(10,847)
Deferred stock-based compensation	(2,696)	(2,893)
Retained earnings	132,290	137,582
Accumulated other comprehensive loss	(4,518)	(4,893)

TOTAL STOCKHOLDERS’ EQUITY	390,548	397,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$631,622	$654,758

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2003	2002

REVENUES
Software licenses	$43,045	$44,591
Maintenance and services	80,507	75,288

TOTAL REVENUES	123,552	119,879
COSTS AND EXPENSES
Cost of revenues:
Software licenses	3,059	3,050
Maintenance and services	30,461	32,379
Sales and marketing	42,442	41,078
Research and development	19,784	17,872
General and administrative	12,920	11,966

TOTAL COSTS AND EXPENSES	108,666	106,345

OPERATING INCOME	14,886	13,534
Interest and other income	1,140	1,459
Interest and other expense	(652)	(782)
Gain on redemption of debt	—	252

INCOME BEFORE INCOME TAXES	15,374	14,463
Income tax provision	5,687	5,351

NET INCOME	$9,687	$9,112

Other comprehensive income (loss)	375	(831)

COMPREHENSIVE INCOME	$10,062	$8,281

Basic net income per share	$0.27	$0.27
Diluted net income per share	$0.26	$0.27
Shares used in computing basic net income per share	35,898	33,435
Shares used in computing diluted net income per share	37,365	34,141

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,687	$9,112
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on redemption of debt	—	(252)
(Gain) loss on sale of assets	105	(17)
Depreciation and amortization	6,471	7,635
Provision for accounts receivable allowances	2,159	1,648
Deferred income taxes	(1,469)	795
Income tax benefit from exercise of stock options	1,655	902
Changes in operating assets and liabilities:
Accounts receivable	9,485	27,072
Prepaid expenses and other current assets	(1,640)	(1,051)
Other assets	974	(19)
Accounts payable and accrued expenses	(4,762)	(10,056)
Accrued employee compensation and benefits	(10,447)	(10,848)
Income taxes payable	3,929	2,707
Deferred revenue	(849)	(672)
Other current liabilities	56	(433)
Other liabilities	(627)	(370)

Net cash provided by operating activities	14,727	26,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	—	(8,029)
Proceeds from maturities of investments	6,133	7,040
Purchases of property and equipment	(3,732)	(6,046)
Proceeds from sale of property and equipment	23	148
Purchases of intangible assets	(540)	(718)

Net cash provided by (used in) investing activities	1,884	(7,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage loan	—	(2,298)
Redemption of debt	—	(4,692)
Purchases of common stock	(26,027)	—
Proceeds from issuance of common stock	7,337	3,579

Net cash used in financing activities	(18,690)	(3,411)
Effect of exchange rate on cash and cash equivalents	181	(374)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,898)	14,763
Cash and cash equivalents at beginning of period	398,040	311,130

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$396,142	$325,893

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,270	$1,805
Cash paid for income taxes	$1,267	$668

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at June 30, 2003 has been derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2004.

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

Accounts Receivable Allowances

Hyperion makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, Hyperion analyzes several factors, including: its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect Hyperion’s future ability to collect outstanding receivables, Hyperion may record additional provisions for accounts receivable allowances. Hyperion records the provision for accounts receivable allowances in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in Hyperion’s statement of operations.

Hyperion’s accounts receivable allowance was $8.6 million at September 30, 2003 and $8.2 million at June 30, 2003. The total provision for accounts receivable allowances was $2.2 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively. Of these provisions, $0.5 million and $0.4 million were recorded in general and administrative expense for the three months ended September 30, 2003 and 2002, respectively, and $1.7 million and $1.2 million were recorded as a reduction of revenue for the three months ended September 30, 2003 and 2002, respectively.

Net Income Per Share

Net income per share, which is also referred to as earnings per share (“EPS”), is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted shares and shares issuable upon conversion of Hyperion’s convertible subordinated notes. Potentially dilutive securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2003	2002

Net income	$9,687	$9,112
Shares used in computing basic net income per share	35,898	33,435
Effect of potentially dilutive securities	1,467	706

Shares used in computing diluted net income per share	37,365	34,141

Basic net income per share	$0.27	$0.27
Diluted net income per share	$0.26	$0.27

For the three months ended September 30, 2003 and 2002, stock option rights totaling 1.0 million shares and 4.6 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three months ended September 30, 2003 and 2002, 0.9 million shares and 1.4 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes due March 2005 have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

Stock-Based Compensation

Hyperion has adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, Hyperion continues to apply the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Hyperion generally grants its stock options at exercise prices equal to the fair market value of the underlying stock on the date of grant and, therefore, under APB 25, no compensation expense is recognized in the statements of operations.

Had Hyperion recorded compensation expense based on the estimated grant date fair values, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended
	September 30,
	2003	2002

Net income, as reported	$9,687	$9,112
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(4,431)	(4,009)

Net income, pro forma	$5,256	$5,103

Net income per share:
Basic – as reported	$0.27	$0.27
Basic – pro forma	$0.15	$0.15
Diluted – as reported	$0.26	$0.27
Diluted – pro forma	$0.14	$0.15

These pro forma amounts may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30,	June 30,
	2003	2003

Cumulative translation adjustment	$(4,590)	$(4,967)
Unrealized gains on available-for-sale securities	72	74

	$(4,518)	$(4,893)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Hyperion adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on its financial position or results of operations. Hyperion is currently assessing the impact of adopting FIN 46 for pre-existing entities but does not expect it will have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Hyperion adopted SFAS 149 on July 1, 2003, and the adoption did not have a material impact on its financial position or results of operations.

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

As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of September 30, 2003.

Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these agreements is minimal. Hyperion has no liabilities recorded for these agreements as of September 30, 2003.

Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of September 30, 2003.

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

4. Stock Repurchase Program

In July 2003, Hyperion’s board of directors authorized the company to repurchase up to $125.0 million of its common stock. Hyperion will determine the timing and amount of shares to be repurchased based upon market conditions and other factors, and will use existing cash and short-term investments to finance the transactions. During the three months ended September 30, 2003, Hyperion repurchased and retired 805,000 shares of its common stock for a total cost of $26.0 million. Of this amount, $11.0 million was recorded as a reduction of additional paid-in capital and the remaining $15.0 million was recorded as a reduction of retained earnings.

5. Segment and Geographic Information

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended
	September 30,
	2003	2002

Revenues:
Americas	$74,942	$76,878
EMEA	41,836	35,834
APAC	6,774	7,167

	$123,552	$119,879

	September 30,	June 30,
	2003	2003

Long-lived assets:
Americas	$58,953	$59,857
EMEA	5,840	6,360
APAC	1,255	1,316

	$66,048	$67,533

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended
	September 30,
	2003	2002

Software licenses:
Application products	$25,424	$23,661
Platform products	17,621	20,930

	43,045	44,591
Maintenance and services:
Maintenance	55,310	51,578
Consulting and training	25,197	23,710

	80,507	75,288

Total revenues	$123,552	$119,879

6. Subsequent Events

Acquisition of Brio Software, Inc.

In October 2003, Hyperion completed its acquisition of Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. Under the terms of the acquisition, Brio stockholders received a combination of 0.109 of a share of Hyperion common stock and $0.363 in cash in exchange for each share of Brio common stock, which resulted in the issuance of 4.2 million shares of Hyperion common stock and $14.0 million in cash. Additionally, Hyperion reserved 1.1 million shares of its common stock for issuance in connection with the Brio stock options assumed in the transaction.

Redemption of Debt

In October 2003, Hyperion’s board of directors authorized the redemption of its outstanding convertible subordinated notes of $50.0 million. The redemption is expected to occur during the second quarter of fiscal 2004 and will result in a slight reduction in interest expense in the second quarter of fiscal 2004 and a substantial reduction in interest expense in subsequent quarters. The debt redemption is also expected to result in the recognition of a loss on redemption of debt, which includes the redemption premium and the write-off of associated deferred issuance costs, of approximately $0.9 million in the second quarter of fiscal 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information contained in this report on Form 10-Q is forward-looking in nature. All statements included in this report on Form 10-Q or made by management of Hyperion Solutions Corporation and its subsidiaries, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “project,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

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

RESULTS OF OPERATIONS

We completed our acquisition of Brio Software, Inc. on October 16, 2003 and will report combined results beginning in the quarter ending December 31, 2003. While we expect to report incremental revenues from the additional products and services, our ability to successfully integrate the additional personnel and products could impact the level of those revenue streams. The acquisition will also increase our overall costs and expenses as we are adding approximately 500 employees to our worldwide headcount. In addition, our effective tax rate may increase in future periods as a result of the write-off of in-process research and development. The following discussion regarding our results of operations for the quarter ending September 30, 2003 does not reflect any combined results of operations.

REVENUES

	Three Months Ended September 30,

		Percent of		Percent of
(In thousands)	2003	Revenue	2002	Revenue

Software licenses	$43,045	35%	$44,591	37%
Maintenance and services
Maintenance	55,310	45%	51,578	43%
Consulting and training	25,197	20%	23,710	20%

	80,507	65%	75,288	63%

Total revenues	$123,552	100%	$119,879	100%

Total revenues increased 3% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Total revenues generated from markets outside of North America, including export sales, were $50.8 million and $45.0 million in the first quarter of fiscal 2004 and 2003, respectively, which represented 41% and 38% of total revenues, respectively. The change in foreign currency exchange rates from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 positively impacted total revenues in the first quarter of fiscal 2004 by approximately $3.8 million, or 3% of total revenues, primarily due to the strength of the Euro against the U.S. dollar.

Software licenses. Software license revenues decreased 3% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This decrease in license revenue was due to a 20% decrease in license revenue in North America, which was largely offset by a 22% increase in license revenue internationally. License revenue in North America decreased across all major product lines and was the result of a weak sales pipeline leading into the first quarter of fiscal 2004. The increase in license revenues internationally resulted primarily from several large customer wins in Europe, as well as a positive impact from foreign currency exchange rate changes.

We separate license revenue into two main components- application license revenue and platform license revenue. Application license revenue is generated from our packaged business performance management applications, and platform license revenue is generated from our Hyperion Essbase XTD platform and its component products. In the first quarter of fiscal 2004, application revenue represented 59% of total license revenue and platform revenue represented 41% of total license revenue, compared to 53% application revenue and 47% platform revenue in the first quarter of fiscal 2003. A 19% increase in suite-based application sales in the first quarter of fiscal 2004, which include Hyperion Planning and Hyperion Financial Management, combined with a 34% decrease in standalone application sales, which include Hyperion Pillar and Hyperion Enterprise, resulted in an overall 7% increase in total application license revenue in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. However, platform sales decreased 16% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 24% of total license revenue in the first quarter of fiscal 2004 compared to 25% in the first quarter of fiscal 2003. No single channel partner represented more than 10% of total revenue during the first quarter of fiscal 2004 or 2003.

Maintenance and services. Maintenance and services revenue increased 7% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, which was comprised of a 7% increase in maintenance revenue and a 6% increase in consulting and training services revenue. The 7% increase in maintenance revenue was primarily attributable to additional sales of software to our customers and improvements in our invoicing and collecting procedures for maintenance renewals, offset slightly by cancelled maintenance contracts.

The 6% increase in consulting and training services revenue was principally due to increased utilization rates in our consulting organization. Although our total consulting headcount has been reduced from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 in order to better align our organizational structure with our focus on leveraging our channel partners to perform consulting services for our customers, our overall utilization rates were higher in the first quarter of fiscal 2004 than they were in the first quarter of fiscal 2003.

COST OF REVENUES

	Three Months Ended September 30,

		Gross		Gross
(In thousands)	2003	Margin	2002	Margin

Software licenses	$3,059	93%	$3,050	93%
Maintenance and services	30,461	62%	32,379	57%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenue in the first quarter of fiscal 2004 remained relatively flat compared to the first quarter of fiscal 2003 while software license revenue decreased 3%. This was primarily due to a $0.8 million increase in royalty expenses due to a different mix of product sales. This increase was partially offset by a $0.3 million decrease in amortization of acquired technologies and a $0.2 million decrease in amortization of capitalized software development costs. The total cost of software license revenues as a percentage of total license revenues was 7% for the first quarter of fiscal 2004 and 2003.

In the first quarter of fiscal 2004 and 2003, we capitalized $0.4 million and $0.4 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue decreased 6% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decrease in cost of maintenance and services revenue is primarily attributable to a reduction in headcount in our North American consulting organization of approximately 25 employees during fiscal 2003. This reduction in headcount contributed to a $0.7 million decrease in employee compensation expenses and $0.3 million decrease in travel expenses for maintenance and services personnel in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Further, occupancy and equipment costs decreased $0.8 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 primarily due to the reductions in services headcount and, to a lesser extent, due to a decrease in number of dedicated training facilities.

Gross margin on maintenance and services revenue was 62% in first quarter of fiscal 2004 compared to 57% in the first quarter of fiscal 2003. The increase in gross margin on maintenance and services revenue is primarily due to the consulting headcount reductions and related decreases in expenses discussed above, combined with increases in maintenance and services revenues.

OPERATING EXPENSES

	Three Months Ended September 30,

		Percent of		Percent of
(In thousands)	2003	Revenue	2002	Revenue

Sales and marketing	$42,442	34%	$41,078	34%
Research and development	19,784	16%	17,872	15%
General and administrative	12,920	10%	11,966	10%

Total operating expenses	$75,146		$70,916

Sales and marketing. Sales and marketing expense increased 3% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This increase was mainly due to a $2.0 million increase in employee expenses that resulted primarily from a higher effective commission rate in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This increase was partially offset by a $0.9 million decrease in occupancy and equipment costs, which was primarily attributable to the elimination of several dedicated sales facilities (executive offices) and a decrease in total sales and marketing headcount in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

Research and development. Research and development expense increased 11% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This increase was primarily attributable to $1.7 million increase in employee expenses due to annual salary increases as well as an increase in total research and development headcount in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

General and administrative. General and administrative expense increased 8% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This increase is due to $0.7 million increase in employee expenses primarily due to annual salary increases.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Although we had higher average cash and investment balances during first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, interest and other income decreased 22% to $1.1 million in the first quarter of fiscal 2004 from $1.5 million in the first quarter of fiscal 2003 due to declines in short-term interest rates.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes due March 2005. Interest and other expense decreased 17% to $0.7 million in the first quarter of fiscal 2004 from $0.8 million in the first quarter of fiscal 2003. During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million. These repurchases significantly contributed to the decrease in interest and other expense in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

In October 2003, our board of directors authorized the redemption of our outstanding convertible subordinated notes of $50.0 million. The redemption is expected to occur during the second quarter of fiscal 2004 and will result in a slight reduction in interest expense in the second quarter of fiscal 2004 and a substantial reduction in interest expense in subsequent quarters.

GAIN ON REDEMPTION OF DEBT

During the first quarter of fiscal 2003, we repurchased convertible subordinated notes with a face value of $5.0 million for a total cost of approximately $4.7 million, which resulted in a gain, net of the write-off of associated deferred issuance costs, of approximately $0.3 million.

As a result of the debt redemption approved by our board of directors in October 2003, we expect to recognize a loss on redemption of debt, which includes the redemption premium and the write-off of associated deferred issuance costs, of approximately $0.9 million in the second quarter of fiscal 2004.

INCOME TAX PROVISION

Our effective income tax rate was 37% for the first quarter of fiscal 2004 and 2003.

NET INCOME

As a result of the above factors, we generated net income of $9.7 million, or $0.26 per diluted share, in the first quarter of fiscal 2004 compared to net income of $9.1 million, or $0.27 per diluted share, in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	September 30,
(In thousands)	2003	2002

Working capital	$344,210	$288,354
Cash, cash equivalents and short-term investments	408,522	346,022
Net cash provided by operating activities	14,727	26,153
Net cash provided by (used in) investing activities	1,884	(7,605)
Net cash used in financing activities	(18,690)	(3,411)

To date, we have financed our business through positive cash flow from operations and, to a lesser extent, through the issuance of capital stock. In fiscal 1998, we also raised capital through the issuance of $100.0 million of convertible subordinated notes. As of September 30, 2003, our cash is invested primarily in state and municipal bonds, U.S. government and agency obligations, corporate notes and other highly-liquid securities.

In the first quarter of fiscal 2004 and 2003, we generated positive cash flow from operations of $14.7 million and $26.2 million, respectively. Our operating cash flows during these periods were primarily due to the net income generated and the considerable decreases in our accounts receivable balances during the periods. We reduced our gross accounts receivable balance to $96.0 million at September 30, 2003 from $107.0 million at June 30, 2003 and reduced our gross accounts receivable balance to $90.1 million at September 30, 2002 from $120.9 million at June 30, 2002, due in part to our focus on invoicing and collection process improvements. These decreases are also due, to some extent, to the seasonality of our sales transactions. Because billings and, thus, accounts receivable, are generally highest in our fourth fiscal quarter, our cash collections and the resulting decreases in accounts receivable tend to be higher in our first fiscal quarter, as our invoices are generally due within 30 days of receipt. The positive operating cash flows resulting from net income generated during the periods and decreases in accounts receivable were partially offset by decreases in accounts payable, accrued expenses and accrued employee compensation and benefits.

Net cash provided by investing activities amounted to $1.9 million in the first quarter of fiscal 2004, compared to net cash used in investing activities of $7.6 million in the first quarter of fiscal 2003. The cash provided by investing activities in the first quarter of fiscal 2004 resulted primarily from proceeds from maturities of investments of $6.1 million, partially offset by purchases of property and equipment of $3.7 million. The cash used in investing activities in the first quarter of fiscal 2003 was primarily due to purchases of property and equipment of $6.0 million and purchases of investments, net of proceeds from maturities, of $1.0 million. Our capital expenditures in the first quarters of fiscal 2004 and 2003 consisted primarily of purchases of resources to manage our operations, including computer hardware and software and leasehold improvements. The higher level of capital expenditures in the first quarter of fiscal 2003 primarily related to the purchase and implementation of our worldwide customer relationship management system, as well as purchases of other software products.

Net cash used in financing activities was $18.7 million and $3.4 million in the first quarters of fiscal 2004 and 2003, respectively. The cash used in financing activities in the first quarter of fiscal 2004 resulted from $26.0 million of repurchases of Hyperion common stock, which was partially offset by $7.3 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The net cash used in financing activities in the first quarter of fiscal 2003 was due to the repurchase of our convertible subordinated notes with a face value of $5.0 million for a total cost of approximately $4.7 million and the repayment of the $2.3 million mortgage loan on our Connecticut facility, partially offset by $3.6 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans.

In July 2003, our board of directors authorized the company to repurchase up to $125.0 million of our common stock. As discussed above, we repurchased $26.0 million of our common stock in the first quarter of fiscal 2004. We intend to continue to repurchase our common stock, subject to the terms and conditions set by our board of directors and general market conditions, until the stock repurchase plan is complete. This will result in a cash outflow of an additional $99.0 million, which will likely occur in the second and third quarters of fiscal 2004.

In October 2003, our board of directors authorized the company to redeem our outstanding convertible subordinated notes of $50.0 million. The redemption premium is currently 1.286% and, thus, the redemption amount will be approximately $50.7 million, plus accrued interest. The redemption is expected to occur during the second quarter of fiscal 2004.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least September 30, 2004. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. For the year ended June 30, 2004, the table below includes only those obligations to be settled between October 1, 2003 and June 30, 2004.

	Year Ended June 30,

(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Non-cancellable operating leases	$15,024	$16,414	$13,535	$12,100	$9,214	$21,923	$88,210
4.5% convertible subordinated notes	—	50,040	—	—	—	—	50,040

	$15,024	$66,454	$13,535	$12,100	$9,214	$21,923	$138,250

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on our financial position or results of operations. We are currently assessing the impact of adopting FIN 46 for pre-existing entities but do not expect it will have a material impact on our financial position or results of operations.

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

The successful execution of these tasks will involve considerable effort and time, especially considering the highly technical and complex nature of each company’s products. Failure to achieve a successful and timely integration of Hyperion’s and Brio’s respective businesses could result in the impairment of relationships with employees, customers and business partners as a result of the integration of management and other key personnel and the potential disruption of the combined company’s ongoing business and distraction of its management.

The combined company may not succeed in addressing integration issues or other problems encountered in connection with the acquisition, which could have a material adverse effect on the business, financial condition and results of operations of Hyperion, and on the price of shares of Hyperion common stock. The diversion of the attention of management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company’s business.

As a result of the acquisition of Brio, charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of shares of Hyperion common stock.

In accordance with United States generally accepted accounting principles, the combination of Brio with Hyperion will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of shares of Hyperion common stock. Under purchase accounting, Hyperion will record the market value of its shares issued in connection with the acquisition, the fair market value of the options to purchase Brio common stock that will be converted into options to purchase Hyperion shares and the amount of direct transaction costs, as the cost of acquiring the business of Brio. The combined company will allocate these total costs to Brio’s net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of completion of the acquisition, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development will be expensed by Hyperion in the quarter ending December 31, 2003. Hyperion will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of these assets, including goodwill or intangible assets with indefinite lives, becomes impaired, Hyperion may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, in-process research and development and potential impairment charges will decrease the net income of Hyperion in the foreseeable future, which could have a material impact on Hyperion’s results of operations and the market value of shares of Hyperion common stock following the acquisition.

Failure to upgrade older products will adversely affect revenue.

As newer products are introduced by Hyperion, or by its competition, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses, and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually upgrade Hyperion’s older products in order for Hyperion’s customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from Hyperion’s older products to Hyperion’s newer products, declining maintenance and new license revenue from older products could have a material adverse effect on Hyperion’s business.

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

The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion does. Cognos competes with Hyperion across a wide range of products, offering what they refer to as Corporate Performance Management solutions, as do, generally, the major ERP vendors, including SAP, Microsoft and Oracle. Many other companies compete in specific areas of Hyperion’s business. SAS and Peoplesoft have OLAP products and analytic applications, Business Objects (and Crystal) have query and reporting products, and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft and Peoplesoft, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

Hyperion typically has back-ended quarters.

Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues in the final week of that month. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on Hyperion’s forecasts of revenue for planning, modeling and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and thereby adversely affect Hyperion’s business or results of operations. Any publicly stated revenue or earnings projections by Hyperion are especially subject to this risk.

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

Hyperion derives a substantial portion of its revenue from customers located outside of the United States. Hyperion’s international operations are subject to risks, including:

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

Additionally, Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in the quarter. If the United States dollar strengthens relative to other currencies in the future, our revenues and operating results will be adversely affected.

There are significant organizational and product integration risks related to any future business combination.

In addition to its acquisition of Brio, Hyperion has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in these activities, including but not limited to:

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

Hyperion’s stock price may be volatile.

The market price of Hyperion’s common stock is subject to significant fluctuations. The market price of Hyperion’s common stock may be significantly affected by such factors as the announcement of new products, product enhancements or technological innovation by Hyperion or Hyperion’s competitors, announcements of acquisitions by Hyperion, changes in Hyperion’s or Hyperion’s competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s common stock could be adversely affected by such fluctuations.

Hyperion is dependent upon indirect channel partners.

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 24% of Hyperion’s total license revenue for the quarter ended September 30, 2003. This channel involves a number of special risks, including:

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

Hyperion’s license agreements with its customers typically contain provisions designed to limit Hyperion’s exposure to potential product liability claims, and Hyperion carries insurance to protect against such claims. It is possible, however, that the limitation of liability provisions contained in Hyperion’s license agreements may not be effective as a result of U.S. or foreign laws or ordinances or because of judicial decisions, and that liability insurance may not be available, or that coverage for specific claims may be denied. Although Hyperion has not experienced any material product liability claims to date, the sale and support of business performance management products by Hyperion entails the risk of such claims. A successful product liability claim brought against Hyperion could have a material adverse effect upon Hyperion’s business, operating results and financial condition.

Defects in Hyperion’s products could increase its costs, adversely affect its reputation, diminish demand for its products and hurt its operating results.

As a result of their complexity, Hyperion’s software products may contain undetected errors or viruses. Errors in new products or product enhancements might not be detected until after initiating commercial shipments, which could result in additional costs, delays, possible damage to Hyperion’s reputation and could cause diminished demand for Hyperion’s products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance or sell new licenses.

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

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At September 30, 2003, our short-term investments consisted of investment-grade debt securities with a fair value of $12.4 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

As of September 30, 2003, our long-term debt consists of 4.5% convertible subordinated notes due March 2005 with a face value of $50.0 million. Because our long-term debt bears interest at a fixed interest rate, an immediate 10% change in market interest rates would not have a material impact on our interest expense. In October 2003, our board of directors authorized the redemption of our outstanding convertible subordinated notes. The redemption is expected to occur during the second quarter of fiscal 2004 and will result in a slight reduction in interest expense in the second quarter of fiscal 2004 and a substantial reduction in interest expense in subsequent quarters.

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Net foreign exchange transaction gains and losses were not material for the three months ended September 30, 2003 and 2002. As of September 30, 2003, we had net forward contracts to sell U.S. dollar equivalent of $4.1 million in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 11, 1997, Gentia Software filed a request for reexamination of our U.S. Patent No. 5,359,724 (“724 patent”) with the United States Patent and Trademark Office (“PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. We filed our response to the office action on May 31, 1999. No final office action has been issued by the PTO. We believe that the outcome of such action will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	- Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a).

31.2	- Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350.

32.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

On September 26, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated September 26, 2003 announcing that we expect to continue our partnership with Lawson Software, Inc., following Lawson’s announcement that it is acquiring Closedloop Solutions, which sells a product offering some capabilities that compete with Hyperion Planning.

On July 25, 2003, we filed a current report on Form 8-K in connection with our conference call held July 23, 2003 regarding our earnings for the fourth fiscal quarter and year ended June 30, 2003 and discussion of our agreement to acquire Brio Software, Inc. The transcript of the conference call was furnished pursuant to Item 12, “Results of Operations and Financial Condition,” of Form 8-K and was presented under Item 9 of Form 8-K in accordance with interim guidance issued by the Securities and Exchange Commission in Release Nos. 33-8216 and 34-47583.

On July 23, 2003, we filed a current report on Form 8-K in connection with the issuance of two press releases dated July 23, 2003 announcing Hyperion’s financial results for the fourth quarter and fiscal year ended June 30, 2003 and announcing that Hyperion and Brio Software, Inc. had entered into an Agreement and Plan of Merger and Reorganization, dated as of July 23, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2003	Hyperion Solutions Corporation (Registrant)

	By:	/s/ DAVID W. ODELL

David W. Odell
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	- Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a).

31.2	- Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350.

32.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.