Form 10-Q
period 2003-12-31
HYPERION SOLUTIONS CORP
filed 2004-02-09
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

As of January 31, 2004, there were 38,134,202 shares of the Registrant’s common stock, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$305,446	$398,040
Short-term investments	9,061	18,514
Accounts receivable, net of allowances of $9,248 and $8,231	121,001	98,774
Deferred income taxes	11,333	12,890
Prepaid expenses and other current assets	19,030	18,498

TOTAL CURRENT ASSETS	465,871	546,716
Property and equipment, net	70,366	67,533
Goodwill	139,191	12,774
Intangible assets, net	35,367	8,120
Deferred income taxes	20,610	13,633
Other assets	5,846	5,982

TOTAL ASSETS	$737,251	$654,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,584	$45,631
Accrued employee compensation and benefits	46,157	41,637
Deferred revenue	122,698	104,868
Other current liabilities	5,638	3,931

TOTAL CURRENT LIABILITIES	237,077	196,067
Long-term debt	—	50,040
Other liabilities	26,237	11,326
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 38,737 and 36,654 shares issued; 38,453 and 36,105 shares outstanding	39	37
Additional paid-in capital	395,155	278,339
Treasury stock, at cost: 284 and 549 common shares	(5,254)	(10,847)
Deferred stock-based compensation	(7,346)	(2,893)
Retained earnings	92,897	137,582
Accumulated other comprehensive loss	(1,554)	(4,893)

TOTAL STOCKHOLDERS’ EQUITY	473,937	397,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$737,251	$654,758

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

REVENUES
Software licenses	$59,701	$51,136	$102,746	$95,727
Maintenance and services	96,435	74,901	176,942	150,189

TOTAL REVENUES	156,136	126,037	279,688	245,916
COSTS AND EXPENSES
Cost of revenues:
Software licenses	3,408	3,596	6,467	6,646
Maintenance and services	37,045	32,156	67,506	64,535
Sales and marketing	58,255	48,662	100,697	89,740
Research and development	23,573	18,107	43,357	35,979
General and administrative	15,950	11,853	28,870	23,819
Restructuring charges	3,516	596	3,516	596
In-process research and development	2,300	—	2,300	—

TOTAL COSTS AND EXPENSES	144,047	114,970	252,713	221,315

OPERATING INCOME	12,089	11,067	26,975	24,601
Interest and other income	1,123	1,574	2,263	3,033
Interest and other expense	(420)	(852)	(1,072)	(1,634)
Gain (loss) on redemption of debt	(936)	226	(936)	478

INCOME BEFORE INCOME TAXES	11,856	12,015	27,230	26,478
Income tax provision	5,238	4,446	10,925	9,797

NET INCOME	$6,618	$7,569	$16,305	$16,681

Other comprehensive income	2,964	1,489	3,339	658

COMPREHENSIVE INCOME	$9,582	$9,058	$19,644	$17,339

Basic net income per share	$0.17	$0.22	$0.44	$0.49
Diluted net income per share	$0.16	$0.21	$0.42	$0.48
Shares used in computing basic net income per share	38,544	34,173	37,221	34,056
Shares used in computing diluted net income per share	40,166	35,448	38,976	35,069

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,305	$16,681
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on redemption of debt	936	(478)
(Gain) loss on sale of assets	96	(8)
Depreciation and amortization	16,407	14,395
Provision for accounts receivable allowances	4,226	5,376
Deferred income taxes	334	249
Income tax benefit from exercise of stock options	3,310	3,148
In-process research and development	2,300	—
Changes in operating assets and liabilities:
Accounts receivable	(3,700)	19,324
Prepaid expenses and other current assets	(874)	(1,875)
Other assets	1,296	(731)
Accounts payable and accrued expenses	(6,027)	(9,062)
Accrued employee compensation and benefits	(5,713)	(2,410)
Income taxes payable	4,145	4,590
Deferred revenue	(13,526)	(6,790)
Other current liabilities	1,707	(1,489)
Other liabilities	(715)	(240)

Net cash provided by operating activities	20,507	40,680

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(2,104)	(10,093)
Proceeds from maturities of investments	25,434	11,114
Purchases of property and equipment	(8,756)	(10,668)
Proceeds from sale of property and equipment	47	285
Purchases of intangible assets	(971)	(1,190)
Payments for acquisitions, net of cash acquired	(6,494)	—

Net cash provided by (used in) investing activities	7,156	(10,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage loan	—	(2,298)
Redemption of debt	(50,683)	(27,930)
Purchases of common stock	(91,967)	—
Proceeds from issuance of common stock	18,307	21,476

Net cash used in financing activities	(124,343)	(8,752)
Effect of exchange rate on cash and cash equivalents	4,086	1,668

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,594)	23,044
Cash and cash equivalents at beginning of period	398,040	311,130

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$305,446	$334,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,546	$1,949
Cash paid for income taxes	$3,068	$1,843

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2003

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

Hyperion records revenue from licensing its software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

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

Hyperion’s accounts receivable allowance was $9.2 million at December 31, 2003 and $8.2 million at June 30, 2003. The total provision for accounts receivable allowances was $2.1 million and $3.7 million for the three months ended December 31, 2003 and 2002, respectively. Of these provisions, $0.4 million and $0.7 million were recorded in general and administrative expense for the three months ended December 31, 2003 and 2002, respectively, and $1.7 million and $3.0 million were recorded as a reduction of revenue for the three months ended December 31, 2003 and 2002, respectively. The total provision for accounts receivable allowances was $4.2 million and $5.4 million for the six months ended December 31, 2003 and 2002, respectively. Of these provisions, $0.9 million and $1.2 million were recorded in general and administrative expense for the six months ended December 31, 2003 and 2002, respectively, and $3.3 million and $4.2 million were recorded as a reduction of revenue for the six months ended December 31, 2003 and 2002, respectively.

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

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income	$6,618	$7,569	$16,305	$16,681
Shares used in computing basic net income per share	38,544	34,173	37,221	34,056
Effect of potentially dilutive securities	1,622	1,275	1,755	1,013

Shares used in computing diluted net income per share	40,166	35,448	38,976	35,069

Basic net income per share	$0.17	$0.22	$0.44	$0.49
Diluted net income per share	$0.16	$0.21	$0.42	$0.48

For the three and six months ended December 31, 2003, stock option rights totaling 1.1 million shares of common stock have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and six months ended December 31, 2002, stock option rights totaling 2.2 million shares and 2.7 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

For the three and six months ended December 31, 2003, 0.6 million shares and 0.7 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes due March 2005 have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and six months ended December 31, 2002, 1.2 million shares and 1.3 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

Stock-Based Compensation

Hyperion accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Had Hyperion accounted for employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income, as reported	$6,618	$7,569	$16,305	$16,681
Add: stock-based compensation expense included in reported net income, net of tax	678	—	678	—
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(4,263)	(3,920)	(8,694)	(7,929)

Net income, pro forma	$3,033	$3,649	$8,289	$8,752

Net income per share:
Basic – as reported	$0.17	$0.22	$0.44	$0.49
Basic – pro forma	$0.08	$0.11	$0.22	$0.26
Diluted – as reported	$0.16	$0.21	$0.42	$0.48
Diluted – pro forma	$0.08	$0.10	$0.21	$0.25

These pro forma amounts may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.

Comprehensive Income

Comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. To date, unrealized gains and losses on available-for-sale securities have not been material. The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31,	June 30,
	2003	2003

Cumulative translation adjustment	$(1,548)	$(4,967)
Unrealized gains (losses) on available-for-sale securities	(6)	74

	$(1,554)	$(4,893)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. Hyperion adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on its financial position or results of operations. Hyperion is currently assessing the impact of adopting FIN 46 for pre-existing entities but does not expect it will have a material impact on its financial position or results of operations.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Hyperion adopted SFAS 150 on May 15, 2003 for all financial instruments entered into or modified after that date and on July 1, 2003 for pre-existing financial instruments, and the adoption did not have a material impact on its financial position or results of operations.

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

As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of December 31, 2003.

Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these agreements is minimal. Hyperion has no liabilities recorded for these agreements as of December 31, 2003.

Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of December 31, 2003.

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

4.     Business Combination

On October 16, 2003, Hyperion completed its acquisition of Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. Under the terms of the acquisition, Brio stockholders received a combination of 0.109 of a share of Hyperion common stock and $0.363 in cash in exchange for each share of Brio common stock, which resulted in the issuance of 4.2 million shares of Hyperion common stock and $14.0 million in cash to the Brio stockholders. Additionally, Hyperion reserved 1.1 million shares of its common stock for issuance in connection with the Brio stock options assumed in the transaction. Brio’s results of operations have been included in Hyperion’s results since the date of acquisition.

Brio provides business intelligence software with advanced query, reporting and analysis capabilities. Brio’s business intelligence tools are an adjacent application that fills a customer need and complements our Business Performance Management offering. Hyperion expects the acquisition will result in greater integration of business intelligence into the Business Performance Management process.

The aggregate purchase price was approximately $149.9 million, which consisted of approximately $14.0 million in cash, $133.0 million in Hyperion common stock and options, and $2.9 million in acquisition costs, which primarily consist of fees paid for financial advisory, legal, and accounting services. The value of the stock issued to Brio stockholders was based upon the average of the closing prices of one share of Hyperion’s common stock during the five trading days ending July 25, 2003, which was $27.68. The fair value of Hyperion’s stock-based awards issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	3.56
Expected volatility	54%
Risk free interest rate	2.51%

The intrinsic value allocated to unvested stock-based awards issued to employees was approximately $7.1 million and has been recorded as deferred stock-based compensation. Deferred stock-based compensation is being amortized over the remaining vesting periods of the awards.

In accordance with SFAS 141, “Business Combinations,” Hyperion allocated the purchase price to tangible assets, intangible assets, in-process research and development, deferred compensation, and liabilities based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has initially been allocated as follows (in thousands):

Current assets	$48,345
Property and equipment	10,234
Goodwill	126,212
Intangible assets	30,000
Deferred taxes	5,710
In-process research and development	2,300
Deferred compensation	7,113
Current liabilities	(17,876)
Deferred revenue	(28,667)
Restructuring costs	(33,441)

Total purchase price	$149,930

The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the fair values of the assets acquired and liabilities assumed.

In performing this preliminary purchase price allocation, Hyperion considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Brio’s products. The fair values of intangible assets were estimated using the income approach for capitalized software and maintenance agreements, the royalty savings approach for patents and core technology, and the cost approach for customer contracts and related relationships and value added reseller relationships. The rates utilized to discount the net cash flows to their present values were based upon Hyperion’s weighted average cost of capital and range from 14% to 16%. These discount rates were determined after consideration of Hyperion’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Brio. At December 31, 2003, identifiable intangible assets purchased in the Brio acquisition consist of the following (in thousands, except for useful life):

	Fair	Useful
Identifiable Intangible Assets	Value	Life

Capitalized software	$15,500	4 years
Patents and core technology	4,000	6 years
Maintenance agreements	4,400	5 years
Customer contracts and related relationships	6,000	4 years
Value added reseller relationships	100	1 year

	$30,000

In-process research and development (“IPR&D”) of $2.3 million was expensed in the accompanying condensed consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The IPR&D relates to the Brio 8 product line. The value assigned to IPR&D was determined utilizing the income approach. The stage of completion for the project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, a discount rate of 20% was deemed appropriate for valuing IPR&D.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the IPR&D charge and restructuring charges associated with the acquisition have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the three months ended December 31, 2003 combines (i) the results of Hyperion for the three months ended December 31, 2003, which include the post-acquisition results of Brio for the period of October 16, 2003 to December 31, 2003 and (ii) the pre-acquisition results of Brio for the period of October 1, 2003 to October 15, 2003. The unaudited pro forma combined statement of operations data for the six months ended December 31, 2003 combines (i) the results of Hyperion for the six months ended December 31, 2003, which include the post-acquisition results of Brio for the period of October 16, 2003 to December 31, 2003 and (ii) the pre-acquisition results of Brio for the period of July 1, 2003 to October 15, 2003. The unaudited pro forma combined statement of operations data for the three and six months ended December 31, 2002 combines (i) the results of Hyperion for the three and six months ended December 31, 2002 and (ii) the results of Brio for the three and six months ended December 31, 2002. The pro forma amounts are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues	$159,545	$151,488	$310,537	$296,190
Net income	10,326	3,983	12,413	8,583
Basic net income per share	0.26	0.10	0.31	0.22
Diluted net income per share	0.25	0.10	0.30	0.22

5.     Restructuring Accruals

During the three months ended December 31, 2003, in connection with the acquisition of Brio, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the company’s cost structure. Consequently, Hyperion recorded restructuring charges totaling $3.2 million, of which $3.1 million related to employee severance costs and $0.1 million related to facility closure costs. These costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and have been included as a charge to Hyperion’s results of operations. During the three months ended December 31, 2003, Hyperion also recorded a restructuring charge of $0.3 million related to the restructuring activities initiated in June 2001.

As a result of the acquisition of Brio, Hyperion recorded $33.4 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio including employee severance costs, facility closure costs, and other costs. Accordingly, these costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the business, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring include personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. The total restructuring charges recorded in June 2001 were $42.8 million and were accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was subsequently superseded by SFAS 146.

The following table sets forth the activity in Hyperion’s restructuring accruals, accounted for under SFAS 146 and EITF 94-3, for the three months ended December 31, 2003, which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

	Severance	Facilities	Other	Total

Balance at September 30, 2003	$—	$12,870	$1,813	$14,683
Restructuring costs	3,072	444	—	3,516
Cash payments	(1,428)	(536)	(122)	(2,086)

Balance at December 31, 2003	$1,644	$12,778	$1,691	$16,113

The following table sets forth the activity in Hyperion’s restructuring accruals, accounted for under EITF 95-3, for the three months ended December 31, 2003, which are included in “Accounts payable and accrued expenses”, “Accrued employee compensation and benefits,” and “Other liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

			Asset
	Severance	Facilities	Impairments	Total

Balance at September 30, 2003	$—	$—	$—	$—
Restructuring costs	4,335	23,753	5,353	33,441
Non-cash items	—	—	(5,353)	(5,353)
Cash payments	(1,048)	(1,360)	—	(2,408)

Balance at December 31, 2003	$3,287	$22,393	$—	$25,680

The restructuring costs recorded during the three months ended December 31, 2003 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement. Any changes to the estimates of executing the currently approved plans of restructuring the pre-acquisition Brio operations will be recorded as an adjustment to goodwill and any changes to the estimated costs of restructuring the pre-acquisition Hyperion operations will be reflected in Hyperion’s results of operations.

6.     Debt Redemption

In October 2003, Hyperion’s board of directors authorized the redemption of its outstanding convertible subordinated notes of $50.0 million. The redemption occurred in November 2003 and resulted in the recognition of a loss on redemption of debt, which included the 1.286% redemption premium and the write-off of associated deferred issuance costs, of $0.9 million in the three and six months ended December 31, 2003.

7.     Stock Repurchases

In July 2003, Hyperion’s board of directors authorized the repurchase of up to $125.0 million of its outstanding common stock. Hyperion will determine the timing and amount of shares to be repurchased based upon market conditions and other factors, and will use existing cash, cash equivalents and short-term investments to finance the transactions. During the three months ended December 31, 2003, Hyperion repurchased and retired 1,986,400 shares of its common stock for a total cost of $65.9 million. Of this amount, $19.9 million was recorded as a reduction of additional paid-in capital and the remaining $46.0 million was recorded as a reduction of retained earnings. During the six months ended December 31, 2003, Hyperion repurchased and retired 2,791,400 shares of its common stock for a total cost of $92.0 million. Of this amount, $31.0 million was recorded as a reduction of additional paid-in capital and the remaining $61.0 million was recorded as a reduction of retained earnings.

8.     Segment and Geographic Information

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues:
Americas	$95,513	$77,320	$170,455	$154,198
EMEA	49,839	41,760	91,675	77,594
APAC	10,784	6,957	17,558	14,124

	$156,136	$126,037	$279,688	$245,916

	December 31,	June 30,
	2003	2003

Long-lived assets:
Americas	$62,513	$59,857
EMEA	6,356	6,360
APAC	1,497	1,316

	$70,366	$67,533

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Software licenses	$59,701	$51,136	$102,746	$95,727
Maintenance and services:
Maintenance	68,243	52,405	123,553	103,983
Consulting and training	28,192	22,496	53,389	46,206

	96,435	74,901	176,942	150,189

Total revenues	$156,136	$126,037	$279,688	$245,916

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

OVERVIEW

Hyperion provides business performance management software that enables companies to translate strategies into plans, monitor execution and provide insight to improve financial and operational performance. We combine a complete set of interoperable applications with a business intelligence platform to support and create business performance management solutions. In addition, we offer support and services from offices in 20 countries and are represented by distributors in an additional 25 countries. We work with over 600 partners to provide solutions to more than 9,000 customer organizations worldwide. Hyperion is headquartered in Sunnyvale, California and employs approximately 2,600 people globally. Hyperion was formed in August 1998 when Arbor Software, founded in 1991, acquired Hyperion Software, founded in 1981.

RESULTS OF OPERATIONS

We completed our acquisition of Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, we also grew headcount by approximately 15% in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004.

REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,

		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Software licenses	$59,701	38%	$51,136	41%	$102,746	37%	$95,727	39%
Maintenance and services
Maintenance	68,243	44%	52,405	41%	123,553	44%	103,983	42%
Consulting and training	28,192	18%	22,496	18%	53,389	19%	46,206	19%

	96,435	62%	74,901	59%	176,942	63%	150,189	61%

Total revenues	$156,136	100%	$126,037	100%	$279,688	100%	$245,916	100%

Total revenues increased 24% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and increased 14% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

The change in foreign currency exchange rates favorably impacted total revenues in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 by approximately $6.1 million and favorably impacted total revenues in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 by approximately $9.9 million, in both cases primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 19% in the second quarter of fiscal 2004 and would have increased 10% in the first six months of fiscal 2004, compared to the same periods in fiscal 2003.

Software licenses. Software license revenues increased 17% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and increased 7% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The increases in license revenue in the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003 were attributable to our acquisition of Brio in October 2003, as well as increases in sales of our two primary financial application products, Hyperion Financial Management and Hyperion Planning. Sales of Brio products contributed approximately $11.0 million to software license revenue in the second quarter of fiscal 2004. These increases were partially offset by decreases in sales of Essbase and related platform products.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 20% of total license revenue in the second quarter of fiscal 2004 compared to 27% in the second quarter of fiscal 2003 and comprised 22% of total license revenue in the first six months of fiscal 2004 compared to 26% for the first six months of fiscal 2003. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner represented more than 10% of total revenue during the periods presented.

Maintenance and services. Maintenance and services revenue increased 29% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003, which was comprised of a 30% increase in maintenance revenue and a 25% increase in consulting and training services revenue. Maintenance and services revenue increased 18% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003, which was comprised of a 19% increase in maintenance revenue and a 16% increase in consulting and training services revenue.

The increases in maintenance revenue in the second quarter and first six months of fiscal 2004 were primarily attributable to our acquisition of Brio in October 2003 and, to a lesser extent, to year-over-year growth of our installed customer base and improvements in our invoicing and collecting procedures for maintenance renewals, offset slightly by cancelled maintenance contracts. The increases in consulting and training services revenue in the second quarter and first six months of fiscal 2004 were principally due to our acquisition of Brio in October 2003 and, to a lesser extent, to increased utilization rates in our consulting organization.

COST OF REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,

		Percent of		Percent of		Percent of		Percent of
		Related		Related		Related		Related
(In thousands)	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Software licenses	$3,408	6%	$3,596	7%	$6,467	6%	$6,646	7%
Maintenance and services	37,045	38%	32,156	43%	67,506	38%	64,535	43%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenues have remained relatively flat in the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003. While there has been an overall increase in the level of amortization expense primarily due to the acquisitions of Brio in October 2003 and The Alcar Group in April 2003, these increases have been offset by decreases in royalty expenses due to different mixes of product sales.

Gross margins on software license revenue were 94% for the second quarter and first six months of fiscal 2004 compared to 93% for the second quarter and first six months of fiscal 2003.

In the first six months of fiscal 2004 and 2003, we capitalized $0.9 million and $0.7 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue increased 15% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and increased 5% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. The increase in cost of maintenance and services revenue in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 was principally due to a $2.4 million increase in employee expenses and a $2.4 million increase in external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. The increase in cost of maintenance and services revenue in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 was principally due to a $2.2 million increase in employee expenses and a $2.5 million increase in external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. Maintenance and services headcount grew to 790 employees at December 31, 2003 from 747 employees at December 31, 2002, primarily due to the addition of incremental Brio employees.

Gross margins on maintenance and services revenue were 62% for the second quarter and first six months of fiscal 2004 compared to 57% for the second quarter and first six months of fiscal 2003. The increase in gross margins on maintenance and services revenue is primarily due to increased consulting utilization rates combined with increases in maintenance and services revenues.

OPERATING EXPENSES

	Three Months Ended December 31,				Six Months Ended December 31,

		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Sales and marketing	$58,255	37%	$48,662	39%	$100,697	36%	$89,740	36%
Research and development	23,573	15%	18,107	14%	43,357	16%	35,979	15%
General and administrative	15,950	10%	11,853	9%	28,870	10%	23,819	10%

Total operating expenses	$97,778		$78,622		$172,924		$149,538

Sales and marketing. Sales and marketing expense increased 20% to $58.3 million in the second quarter of fiscal 2004 from $48.7 million in the second quarter of fiscal 2003. This increase was mainly due to a $6.9 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Sales and marketing headcount grew to 841 employees at December 31, 2003 from 699 employees at December 31, 2002, primarily due to the addition of incremental Brio employees.

Sales and marketing expense increased 12% to $100.7 million in the first six months of fiscal 2004 from $89.7 million in the first six months of fiscal 2003. This increase was mainly due to a $8.9 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in the first six months of fiscal 2004 compared to the first six months of fiscal 2003.

Research and development. Research and development expense increased 30% to $23.6 million in the second quarter of fiscal 2004 from $18.1 million the second quarter of fiscal 2003. This increase was mainly attributable to a $4.5 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003. Research and development headcount grew to 525 employees at December 31, 2003 from 413 employees at December 31, 2002, primarily due to the addition of incremental Brio employees.

Research and development expense increased by 21% to $43.4 million in the first six months of fiscal 2004 from $36.0 million in the first six months of fiscal 2003. This increase was primarily attributable to a $6.3 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003.

General and administrative. General and administrative expense increased 35% to $16.0 million in the second quarter of fiscal 2004 from $11.9 million in the second quarter of fiscal 2003. This increase was principally due to a $2.2 million increase in employee expenses that resulted from our acquisition of Brio in October 2003. General and administrative headcount grew to 391 employees at December 31, 2003 from 337 employees at December 31, 2002, primarily due to the addition of incremental Brio employees.

General and administrative expense increased 21% to $28.9 million in the first six months of fiscal 2004 from $23.8 million in the first six months of fiscal 2003. This increase was principally due to a $3.0 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003.

RESTRUCTURING CHARGES

During the second quarter of fiscal 2004, in connection with our acquisition of Brio, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the company’s cost structure. Consequently, we recorded restructuring charges totaling $3.2 million, of which $3.1 million related to employee severance costs and $0.1 million related to facility closure costs. During the second quarter of fiscal 2004, we also recorded a restructuring charge of $0.3 million related to the restructuring activities initiated in June 2001.

During the second quarter of fiscal 2003, we recorded a restructuring charge of $0.6 million related to the restructuring activities initiated in June 2001.

IN-PROCESS RESEARCH AND DEVELOPMENT

During the second quarter of fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million related to the write-off of in-process research and development costs.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Interest and other income decreased 29% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and decreased 25% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 primarily due to declines in short-term interest rates.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes due March 2005. Interest and other expense decreased 51% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and decreased 34% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. During the first and second quarters of fiscal 2003, we repurchased and retired convertible subordinated notes with face values totaling $28.7 million and, during the second quarter of fiscal 2004, we redeemed the remaining convertible subordinated notes with face values totaling $50.0 million. These repurchases and redemptions significantly contributed to the decrease in interest and other expense in the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003.

GAIN (LOSS) ON REDEMPTION OF DEBT

During the second quarter of fiscal 2004, we redeemed all of our outstanding convertible subordinated notes, which had face values totaling $50.0 million. This redemption resulted in the recognition of a loss of $0.9 million in the second quarter of fiscal 2004, which comprised the 1.286% redemption premium paid as well as the write-off of associated deferred issuance costs.

During the first quarter of fiscal 2003, we repurchased convertible subordinated notes with a face value of $5.0 million for a total cost of approximately $4.7 million, which resulted in the recognition of a gain, net of the write-off of associated deferred issuance costs, of approximately $0.3 million. During the second quarter of fiscal 2003, we repurchased convertible subordinated notes with a face value of $23.7 million for a total cost of approximately $23.2 million, which resulted in the recognition of a gain, net of the write-off of associated deferred issuance costs, of approximately $0.2 million.

INCOME TAX PROVISION

Our effective income tax rate was 44% for the second quarter of fiscal 2004 compared to 37% for the second quarter of fiscal 2003 and was 40% for the first six months of fiscal 2004 compared to 37% for the first six months of fiscal 2003. Excluding the impact of the charge for in-process research and development of $2.3 million, which is not deductible for tax purposes, our effective income tax rate would have been 37% for the second quarter and first six months of fiscal 2004.

NET INCOME

We generated net income of $6.6 million, or $0.16 per diluted share, in the second quarter of fiscal 2004 compared to net income of $7.6 million, or $0.21 per diluted share, in the second quarter of fiscal 2003. For the first six months of fiscal 2004, our net income was $16.3 million or $0.42 per diluted share, compared to net income of $16.7 million or $0.48 per diluted share, for the first six months of fiscal 2003.

We project total revenues in the third quarter of fiscal 2004 to be in the range of $156.0 million to $161.0 million, which will reflect a full quarter of revenue from the Brio products and services versus approximately eleven weeks of revenue recorded from the acquisition date through the end of the second quarter of fiscal 2004. We expect operating expenses in the third quarter of fiscal 2004 to increase by approximately $2.0 million for the operating expenses associated with a full quarter of additional Brio headcount versus approximately eleven weeks recorded in the second quarter of fiscal 2004. We also anticipate a seasonal increase of approximately $2.0 million for employee benefit expenses. These additional operating expenses will impact cost of maintenance and services revenue, sales and marketing expense, research and development expense, and general and administrative expense proportionately based upon the headcount of these functional categories. We expect reductions in restructuring charges and in-process research and development expenses, as well as a decrease in our effective tax rate to 37%. Based upon the cumulative factors noted above, we expect net income for the third quarter of fiscal 2004 to be in the range of $9.0 million to $11.5 million, or $0.23 to $0.29 per diluted share, assuming projected diluted shares outstanding of approximately 39.7 million.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	December 31,
(In thousands)	2003	2002

Cash, cash equivalents and short-term investments	$314,507	$352,282
Working capital	228,794	294,598
Net cash provided by operating activities	20,507	40,680
Net cash provided by (used in) investing activities	7,156	(10,552)
Net cash used in financing activities	(124,343)	(8,752)

At December 31, 2003, we had $305.4 million in cash and cash equivalents and $9.1 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities. At December 31, 2003, our working capital was $228.8 million.

In the first six months of fiscal 2004 and 2003, we generated positive cash flow from operations of $20.5 million and $40.7 million, respectively. In the first six months of fiscal 2004, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, partially offset by decreases in accounts payable, accrued expenses, accrued employee compensation and benefits, and deferred revenue. In the first six months of fiscal 2003, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, as well as a substantial decrease in accounts receivable due to our focus on invoicing and collection process improvements in fiscal 2003. These cash inflows were partially offset by decreases in accounts payable, accrued expenses, accrued employee compensation and benefits, and deferred revenue.

Net cash provided by investing activities amounted to $7.2 million in the first six months of fiscal 2004, compared to net cash used in investing activities of $10.6 million in the first half of fiscal 2003. The cash provided by investing activities in the first six months of fiscal 2004 resulted primarily from proceeds from maturities of investments, net of purchases, of $23.3 million, partially offset by purchases of property and equipment of $8.8 million and payments for acquisitions, net of cash acquired, of $6.5 million. In connection with our acquisition of Brio in October 2003, we paid a total of $17.0 million, comprising $14.0 million paid to the Brio stockholders and $3.0 million in acquisition costs paid to various third parties, and acquired Brio’s existing cash balance of $10.5 million. The cash used in investing activities in the first six months of fiscal 2003 was primarily due to purchases of property and equipment of $10.7 million. The higher level of capital expenditures in the first six months of fiscal 2003 primarily related to the purchase and implementation of our worldwide customer relationship management system, as well as purchases of other software products.

Net cash used in financing activities was $124.3 million and $8.8 million in the first six months of fiscal 2004 and 2003, respectively. The cash used in financing activities in the first six months of fiscal 2004 resulted from $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, as authorized by our board of directors in October 2003, and $92.0 million of repurchases of our common stock, which was partially offset by $18.3 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The net cash used in financing activities in the first six months of fiscal 2003 was due to the repurchase of our convertible subordinated notes with face values totaling $28.7 million for a total cost of approximately $27.9 million, partially offset by $21.5 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans.

In July 2003, our board of directors authorized the repurchase of up to $125.0 million of our common stock. As discussed above, we repurchased $92.0 million of our common stock in the first six months of fiscal 2004. We intend to continue to repurchase our common stock, subject to the terms and conditions set by our board of directors and general market conditions, until the stock repurchase plan is complete. This would result in a cash outflow of approximately $33.0 million, which will likely occur in the third quarter of fiscal 2004.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least December 31, 2004. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. For the year ended June 30, 2004, the table below includes only those obligations to be settled between January 1, 2004 and June 30, 2004.

	Year Ended June 30,

(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Non-cancellable operating leases	$13,678	$19,927	$14,930	$14,181	$12,007	$27,131	$101,854

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We adopted FIN 46 on February 1, 2003 for new entities, and the adoption did not have a material impact on our financial position or results of operations. We are currently assessing the impact of adopting FIN 46 for pre-existing entities but do not expect it will have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted SFAS 149 on July 1, 2003, and the adoption did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 on May 15, 2003 for all financial instruments entered into or modified after that date and on July 1, 2003 for pre-existing financial instruments, and the adoption did not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.

Hyperion may face challenges in integrating Brio’s business and, as a result, may not realize the expected benefits of the acquisition and the price of Hyperion common stock may be adversely affected.

Hyperion may not be successful in integrating Brio’s business. Achieving the benefits of the acquisition will depend on many factors, including:

•	the successful and timely integration of the products, technology and sales operations of the two companies;

•	managing software development activities to define a combined product roadmap, ensure timely development of new products, ensure timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	combining product offerings, platforms and technologies quickly and effectively;

•	demonstrating to our existing and potential customers that the acquisition will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances on attractive terms with partners and suppliers;

•	coordinating and integrating sales and marketing efforts to effectively communicate the capabilities of the combined company, cross selling related products to each other’s customers, and managing the combined sales force and distribution channels to avoid channel conflict;

•	maintaining employee morale, assimilating key employees and managing an increased number of employees over large geographic distances;

•	creating and effectively implementing uniform standards, controls, procedures, policies and information systems; and

•	retaining or recruiting key personnel.

The successful execution of these tasks will involve considerable effort and time, especially considering the highly technical and complex nature of each company’s products. Failure to achieve a successful and timely integration of the respective businesses could impair relationships with employees, customers and business partners as a result of the integration of management and other key personnel and the potential disruption of the combined company’s ongoing business and distraction of its management.

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

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price Hyperion’s products, and undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products, such as Hyperion Financial Management, Hyperion Planning and Hyperion Performance Suite, make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, will have to rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits.

As a result of the acquisition of Brio, charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of shares of Hyperion common stock.

In accordance with United States generally accepted accounting principles, the combination of Brio with Hyperion has been accounted for using the purchase method of accounting, resulting in charges to earnings that could have a material adverse effect on the market value of shares of Hyperion common stock. Under purchase accounting, Hyperion recorded the market value of its shares issued in connection with the acquisition, the fair market value of the options to purchase Brio common stock that will be converted into options to purchase Hyperion shares and the amount of direct transaction costs, as the cost of acquiring the business of Brio. The combined company allocated these total costs to Brio’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of acquisition, and recorded the excess of the purchase price over those fair values as goodwill. Hyperion will incur depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the acquisition. In addition, to the extent the value of these assets, including goodwill, becomes impaired, Hyperion may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization, and potential impairment charges will decrease the net income of Hyperion in the foreseeable future, which could have a material impact on Hyperion’s results of operations and the market value of shares of Hyperion common stock following the acquisition.

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

The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion does. Cognos competes with Hyperion across a wide range of products, offering what they refer to as Corporate Performance Management solutions, as do, generally, the major ERP vendors, including SAP, Microsoft and Oracle. Many other companies compete in specific areas of Hyperion’s business. SAS and Peoplesoft have OLAP products and analytic applications, Business Objects and Cognos have query and reporting products, and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft and Peoplesoft, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

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

Hyperion has continued to make adjustments to Hyperion’s operations and organization. These changes have historically resulted in productivity declines in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve momentum and productivity could materially adversely impact Hyperion’s revenue and profits.

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

Exchange rate fluctuations may adversely affect results.

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

Hyperion expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. Hyperion has in the past been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial amounts of money. In the event of a successful product infringement claim against Hyperion, and Hyperion’s failure or inability to license the infringed or similar technology, Hyperion’s business, operating results and financial condition could be materially adversely affected.

Enforcement of Hyperion’s intellectual property rights may be difficult.

Hyperion relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect Hyperion’s proprietary rights. Hyperion’s means of protecting its proprietary rights in the United States or abroad may not be adequate and could be subject to challenge, such as the reexamination of one of our patents by the United States Patent and Trademark Office.

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

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 22% of Hyperion’s total license revenue for the six months ended December 31, 2003. This channel involves a number of special risks, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At December 31, 2003, our short-term investments consisted of investment-grade debt securities with a fair value of $9.1 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

Net foreign exchange transaction gains and losses were not material for the second quarter and first six months of fiscal 2004. As of December 31, 2003, we had net forward contracts to sell U.S. dollar equivalent of $12.7 million in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on November 10, 2003:

1.	To elect two class II directors to serve on our board of directors for a three-year term.

	For	Withheld

Jeffrey Rodek	30,640,364	1,788,534
Aldo Papone	31,383,607	1,045,291

2.	To approve amendments to our Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 1,500,000 shares.

For	24,395,345
Against	3,996,204
Abstain	28,123
Broker non-votes	4,009,226

3.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending June 30, 2004.

For	31,182,698
Against	1,204,634
Abstain	41,566
Broker non-votes	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	- Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a).

31.2	- Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350.

32.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

On January 22, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated January 22, 2004 announcing Hyperion’s financial results for the second fiscal quarter ended December 31, 2003.

On December 2, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated December 1, 2003 announcing that we had completed the previously announced redemption of Hyperion’s 4 1/2% Convertible Subordinated Notes due March 2005.

On October 28, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated October 21, 2003 announcing that our Board of Directors had approved the redemption, on November 26, 2003, of Hyperion’s 4 1/2% Convertible Subordinated Notes due March 2005.

On October 21, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated October 21, 2003 announcing Hyperion’s financial results for the first fiscal quarter ended September 30, 2003.

On October 17, 2003, we filed a current report on Form 8-K in connection with the issuance of a press release dated October 16, 2003 announcing Hyperion’s completion of the acquisition of Brio Software, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2004	Hyperion Solutions Corporation (Registrant)

	By:	/s/ DAVID W. ODELL

David W. Odell
Chief Financial Officer

	By:	/s/ WILLIAM B. DEWES

William B. Dewes
Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	- Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a).

31.2	- Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350.

32.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.