Form 10-Q
period 2004-03-31
HYPERION SOLUTIONS CORP
filed 2004-05-10
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No ☐

As of April 30, 2004, there were 39,002,879 shares of the Registrant’s common stock, $0.001 par value, outstanding.

Hyperion Solutions Corporation

Form 10-Q

“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except par value)

	March 31,	June 30,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,107	$398,040
Short-term investments	9,547	18,514
Accounts receivable, net of allowances of $9,263 and $8,231	114,308	98,774
Deferred income taxes	13,218	12,890
Prepaid expenses and other current assets	20,667	18,498

TOTAL CURRENT ASSETS	486,847	546,716
Property and equipment, net	69,323	67,533
Goodwill	140,143	12,774
Intangible assets, net	32,969	8,120
Deferred income taxes	22,546	13,633
Other assets	5,288	5,982

TOTAL ASSETS	$757,116	$654,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,003	$45,631
Accrued employee compensation and benefits	46,315	41,637
Deferred revenue	135,296	104,868
Other current liabilities	4,564	3,931

TOTAL CURRENT LIABILITIES	244,178	196,067
Long-term debt	—	50,040
Other liabilities	24,794	11,326
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 38,743 and 36,654 shares issued; 38,743 and 36,105 shares outstanding	39	37
Additional paid-in capital	413,082	278,339
Treasury stock, at cost: zero and 549 common shares	—	(10,847)
Deferred stock-based compensation	(7,294)	(2,893)
Retained earnings	83,618	137,582
Accumulated other comprehensive loss	(1,301)	(4,893)

TOTAL STOCKHOLDERS’ EQUITY	488,144	397,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,116	$654,758

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
REVENUES
Software licenses	$65,108	$50,449	$167,854	$146,176
Maintenance and services	101,036	76,110	277,978	226,299

TOTAL REVENUES	166,144	126,559	445,832	372,475
COSTS AND EXPENSES
Cost of revenues:
Software licenses	3,400	4,136	9,867	10,782
Maintenance and services	39,546	34,119	107,052	98,654
Sales and marketing	60,617	46,932	161,314	136,672
Research and development	26,329	18,598	69,686	54,577
General and administrative	16,763	10,412	45,633	34,231
Restructuring charges	162	—	3,678	596
In-process research and development	—	—	2,300	—

TOTAL COSTS AND EXPENSES	146,817	114,197	399,530	335,512

OPERATING INCOME	19,327	12,362	46,302	36,963
Interest and other income	893	1,458	3,156	4,491
Interest and other expense	(20)	(698)	(1,092)	(2,332)
Gain (loss) on redemption of debt	—	—	(936)	478

INCOME BEFORE INCOME TAXES	20,200	13,122	47,430	39,600
Income tax provision	7,474	4,855	18,399	14,652

NET INCOME	$12,726	$8,267	$29,031	$24,948

Other comprehensive income	253	243	3,592	901

COMPREHENSIVE INCOME	$12,979	$8,510	$32,623	$25,849

Basic net income per share	$0.33	$0.24	$0.77	$0.73
Diluted net income per share	$0.32	$0.23	$0.74	$0.71
Shares used in computing basic net income per share	38,208	34,795	37,624	34,119
Shares used in computing diluted net income per share	39,871	36,078	39,307	35,231

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,031	$24,948
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on redemption of debt	936	(478)
(Gain) loss on sale of assets	87	(35)
Depreciation and amortization	26,291	21,113
Provision for accounts receivable allowances	7,611	5,378
Deferred income taxes	(3,491)	2,449
Income tax benefit from exercise of stock options	11,922	4,946
In-process research and development	2,300	—
Changes in operating assets and liabilities:
Accounts receivable	(1,315)	28,769
Prepaid expenses and other current assets	(3,569)	(464)
Other assets	1,859	(203)
Accounts payable and accrued expenses	(10,747)	(10,760)
Accrued employee compensation and benefits	(5,523)	(5,793)
Income taxes payable	5,325	3,899
Deferred revenue	(383)	3,183
Other current liabilities	524	(3,810)
Other liabilities	(2,155)	(297)

Net cash provided by operating activities	58,703	72,845

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(9,063)	(12,093)
Proceeds from maturities of investments	31,937	21,280
Purchases of property and equipment	(14,299)	(13,635)
Proceeds from sale of property and equipment	91	455
Purchases of intangible assets	(1,345)	(1,647)
Payments for acquisitions, net of cash acquired	(6,531)	—

Net cash provided by (used in) investing activities	790	(5,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage loan	—	(2,298)
Redemption of debt	(50,683)	(27,930)
Purchases of common stock	(124,942)	—
Proceeds from issuance of common stock	43,082	29,064

Net cash used in financing activities	(132,543)	(1,164)
Effect of exchange rate on cash and cash equivalents	4,117	1,689

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,933)	67,730
Cash and cash equivalents at beginning of period	398,040	311,130

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$329,107	$378,860

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,559	$3,097
Cash paid for income taxes	$4,375	$2,788

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at June 30, 2003 has been derived from the audited financial statements, but it does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2003.

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

Hyperion’s accounts receivable allowance was $9.3 million at March 31, 2004 and $8.2 million at June 30, 2003. The total provision for accounts receivable allowances was $3.4 million for the three months ended March 31, 2004. Of this amount, $0.4 million was recorded in general and administrative expense and $3.0 million was recorded as a reduction of revenue for the three months ended March 31, 2004. The total provision for accounts receivable allowances was $7.6 million and $5.4 million for the nine months ended March 31, 2004 and 2003, respectively. Of these provisions, $1.3 million and $1.1 million were recorded in general and administrative expense for the nine months ended March 31, 2004 and 2003, respectively, and $6.3 million and $4.3 million were recorded as a reduction of revenue for the nine months ended March 31, 2004 and 2003, respectively.

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

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$12,726	$8,267	$29,031	$24,948

Shares used in computing basic net income per share	38,208	34,795	37,624	34,119
Effect of potentially dilutive securities	1,663	1,283	1,683	1,112

Shares used in computing diluted net income per share	39,871	36,078	39,307	35,231

Basic net income per share	$0.33	$0.24	$0.77	$0.73
Diluted net income per share	$0.32	$0.23	$0.74	$0.71

For the three and nine months ended March 31, 2004, stock option rights totaling 0.7 million shares and 0.9 million shares of common stock have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and nine months ended March 31, 2003, stock option rights totaling 2.3 million shares and 2.6 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

For the nine months ended March 31, 2004, 0.5 million shares of common stock issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and nine months ended March 31, 2003, 0.9 million shares and 1.2 million shares of common stock, respectively, issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$12,726	$8,267	$29,031	$24,948
Add: stock-based compensation expense included in reported net income, net of tax	331	—	1,009	—
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(4,496)	(4,209)	(13,190)	(12,177)

Net income, pro forma	$8,561	$4,058	$16,850	$12,771

Net income per share:
Basic – as reported	$0.33	$0.24	$0.77	$0.73
Basic – pro forma	$0.22	$0.12	$0.45	$0.37
Diluted – as reported	$0.32	$0.23	$0.74	$0.71
Diluted – pro forma	$0.22	$0.11	$0.43	$0.37

These pro forma amounts may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. To date, unrealized gains and losses on available-for-sale securities have not been material. The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31,	June 30,
	2004	2003
Cumulative translation adjustment	$(1,325)	$(4,967)
Unrealized gains on available-for-sale securities	24	74

	$(1,301)	$(4,893)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. Hyperion adopted FIN 46 on February 1, 2003 for new entities and on December 31, 2003 for entities created or acquired prior to February 1, 2003. The adoption did not have a material impact on its financial position or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. Hyperion is currently assessing the impact of adopting EITF 03-06 but does not expect it will have a material impact on its financial position or results of operations.

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

As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of March 31, 2004.

Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these agreements is minimal. Hyperion has no liabilities recorded for these agreements as of March 31, 2004.

Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of March 31, 2004.

Contingencies

On July 11, 1997, Gentia Software filed a request for reexamination of Hyperion’s U.S. Patent No. 5,359,724 (“‘724 patent”) with the United States Patent and Trademark Office (“PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a second reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. Hyperion filed its response to the office action on May 31, 1999. No final office action has been issued by the PTO. Hyperion believes that the outcome of such action will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Brio provides business intelligence software with advanced query, reporting and analysis capabilities. Brio’s business intelligence tools supplement the Hyperion platform and complement our Business Performance Management offering. Hyperion expects the acquisition will result in greater integration of business intelligence into the Business Performance Management process.

The aggregate purchase price was approximately $150.1 million, which consisted of approximately $14.0 million in cash, $133.0 million in Hyperion common stock and options, and $3.1 million in acquisition costs, which primarily consist of fees paid for financial advisory, legal, and accounting services. The value of the stock issued to Brio stockholders was based upon the average of the closing prices of one share of Hyperion’s common stock during the five trading days ending July 25, 2003, which was $27.68. The fair value of Hyperion’s stock-based awards issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards was estimated assuming no expected dividends and the following weighted-average assumptions:

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

Current assets	$48,353
Property and equipment	9,551
Goodwill	127,160
Intangible assets	30,000
Deferred taxes	5,710
In-process research and development	2,300
Deferred compensation	7,112
Current liabilities	(17,898)
Deferred revenue	(28,719)
Restructuring costs	(33,492)

Total purchase price	$150,077

The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of fair values of the assets acquired and liabilities assumed.

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

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the acquisition-related IPR&D charge and restructuring charges recorded in the second quarter of fiscal 2004 have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the three months ended March 31, 2004 represent the results of Hyperion for the three months ended March 31, 2004, which include the post-acquisition results of Brio for the full quarter. The unaudited pro forma combined statement of operations data for the nine months ended March 31, 2004 combines (i) the results of Hyperion for the nine months ended March 31, 2004, which include the post-acquisition results of Brio for the period of October 16, 2003 to March 31, 2004 and (ii) the pre-acquisition results of Brio for the period of July 1, 2003 to October 15, 2003. The unaudited pro forma combined statement of operations data for the three and nine months ended March 31, 2003 combine (i) the results of Hyperion for the three and nine months ended March 31, 2003 and (ii) the results of Brio for the three and nine months ended March 31, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues	$166,144	$153,216	$476,681	$449,406
Net income (loss)	12,726	(6,616)	25,139	1,967
Basic net income (loss) per share	0.33	(0.17)	0.64	0.05
Diluted net income (loss) per share	0.32	(0.16)	0.61	0.05

5. Restructuring Accruals

In connection with the acquisition of Brio in October 2003, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the company’s cost structure. Consequently, Hyperion recorded restructuring charges totaling $3.2 million in the three months ended December 31, 2003, of which $3.1 million related to employee severance costs and $0.1 million related to facility closure costs, and recorded an additional $0.2 million of restructuring charges in the three months ended March 31, 2004, substantially all of which related to employee severance costs. These costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and have been included as a charge to Hyperion’s results of operations. During the three months ended December 31, 2003, Hyperion also recorded a restructuring charge of $0.3 million related to the restructuring activities initiated in June 2001.

As a result of the acquisition of Brio, Hyperion recorded $33.5 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio including employee severance costs, facility closure costs, and other costs. Accordingly, these costs have been recognized as a liability assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

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

The following table sets forth the activity in Hyperion’s restructuring accruals, accounted for under SFAS 146 and EITF 94-3, for the nine months ended March 31, 2004, which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

	Severance	Facilities	Other	Total
Balance at June 30, 2003	$—	$13,358	$1,850	$15,208
Restructuring costs	3,232	446	—	3,678
Cash payments	(2,777)	(1,549)	(91)	(4,417)

Balance at March 31, 2004	$455	$12,255	$1,759	$14,469

The following table sets forth the activity in Hyperion’s restructuring accruals, accounted for under EITF 95-3, for the nine months ended March 31, 2004, which are included in “Accounts payable and accrued expenses,” “Accrued employee compensation and benefits,” and “Other liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

	Severance	Facilities	Asset Impairments	Total
Balance at June 30, 2003	$—	$—	$—	$—
Restructuring costs	4,483	24,046	4,963	33,492
Non-cash items	—	—	(4,963)	(4,963)
Cash payments	(2,002)	(2,695)	—	(4,697)

Balance at March 31, 2004	$2,481	$21,351	$—	$23,832

The restructuring costs recorded during the nine months ended March 31, 2004 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement. Any changes to the estimates of executing the currently approved plans of restructuring the pre-acquisition Brio operations will be recorded as an adjustment to goodwill and any changes to the estimated costs of restructuring the pre-acquisition Hyperion operations will be reflected in Hyperion’s results of operations.

6. Debt Redemption

In October 2003, Hyperion’s board of directors authorized the redemption of its outstanding convertible subordinated notes of $50.0 million. The redemption occurred in November 2003 and resulted in the recognition of a loss of $0.9 million, which comprised the 1.286% redemption premium paid as well as the write-off of associated deferred issuance costs.

7. Stock Repurchases

In July 2003, Hyperion’s board of directors authorized the repurchase of up to $125.0 million of its outstanding common stock. Hyperion determined the timing and amount of shares repurchased based upon market conditions and other factors, and used its existing cash, cash equivalents and short-term investments to finance the transactions. During the three months ended March 31, 2004, Hyperion repurchased and retired 1.0 million shares of its common stock for a total cost of $33.0 million. Of this amount, $11.3 million was recorded as a reduction of additional paid-in capital and the remaining $21.7 million was recorded as a reduction of retained earnings. During the nine months ended March 31, 2004, Hyperion repurchased and retired 3.8 million shares of its common stock for a total cost of $124.9 million. Of this amount, $42.2 million was recorded as a reduction of additional paid-in capital and the remaining $82.7 million was recorded as a reduction of retained earnings. This stock repurchase plan was completed during the three months ended March 31, 2004.

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Americas	$100,057	$78,762	$270,512	$232,960
EMEA	54,367	40,963	146,042	118,557
APAC	11,720	6,834	29,278	20,958

	$166,144	$126,559	$445,832	$372,475

	March 31,	June 30,
	2004	2003
Long-lived assets:
Americas	$61,914	$59,857
EMEA	5,697	6,360
APAC	1,712	1,316

	$69,323	$67,533

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Software licenses	$65,108	$50,449	$167,854	$146,176
Maintenance and services:
Maintenance	70,975	53,174	194,528	157,157
Consulting and training	30,061	22,936	83,450	69,142

	101,036	76,110	277,978	226,299

Total revenues	$166,144	$126,559	$445,832	$372,475

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Hyperion provides business performance management software that enables companies to translate strategies into plans, monitor execution and provide insight to improve financial and operational performance. We combine a complete set of interoperable applications with a business intelligence platform to support and create business performance management solutions. In addition, we offer support and services from offices in 20 countries and are represented by distributors in an additional 25 countries. We work with over 600 partners to provide specialized solutions to more than 9,000 customer organizations worldwide. Hyperion is headquartered in Sunnyvale, California and employs approximately 2,500 people globally.

RESULTS OF OPERATIONS

We completed our acquisition of Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, our headcount increased by approximately 15% in the second quarter of fiscal 2004 as a result of the acquisition.

REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Software licenses	$65,108	39%	$50,449	40%	$167,854	38%	$146,176	39%
Maintenance and services:
Maintenance	70,975	43%	53,174	42%	194,528	43%	157,157	42%
Consulting and training	30,061	18%	22,936	18%	83,450	19%	69,142	19%

	101,036	61%	76,110	60%	277,978	62%	226,299	61%

Total revenues	$166,144	100%	$126,559	100%	$445,832	100%	$372,475	100%

Total revenues increased 31% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and increased 20% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

The change in foreign currency exchange rates favorably affected total revenues in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 by approximately $6.2 million and favorably affected total revenues in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 by approximately $16.1 million, in both cases primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 26% in the third quarter of fiscal 2004 and would have increased 15% in the first nine months of fiscal 2004, compared to the same periods in fiscal 2003.

Software Licenses. Software license revenues increased 29% to $65.1 million in the third quarter of fiscal 2004 from $50.4 million in the third quarter of fiscal 2003. While this license revenue growth was predominantly attributable to sales of Hyperion Performance Suite, the former Brio products, we also experienced balanced growth across our broader product portfolio, consisting of our financial applications and core Essbase platform.

Software license revenues increased 15% to $167.9 million in the first nine months of fiscal 2004 from $146.2 million in the first nine months of fiscal 2003. This growth was substantially attributable to sales of Hyperion Performance Suite.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 29% of total license revenue in the third quarter of fiscal 2004 compared to 30% in the third quarter of fiscal 2003 and comprised 25% of total license revenue in the first nine months of fiscal 2004 compared to 28% for the first nine months of fiscal 2003. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner represented more than 10% of total revenue during the periods presented.

Maintenance and services. Maintenance and services revenue increased 33% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003, which was comprised of a 33% increase in maintenance revenue and a 31% increase in consulting and training services revenue. Maintenance and services revenue increased 23% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003, which was comprised of a 24% increase in maintenance revenue and a 21% increase in consulting and training services revenue.

The increases in maintenance revenue in the third quarter and first nine months of fiscal 2004 were primarily attributable to our acquisition of Brio in October 2003 and, to a lesser extent, to year-over-year growth of our installed customer base and improvements in our invoicing and collecting procedures for maintenance renewals, offset slightly by cancelled maintenance contracts. The increases in consulting and training services revenue in the third quarter and first nine months of fiscal 2004 were principally due to our acquisition of Brio in October 2003 and, to a lesser extent, to increased utilization rates in our consulting organization.

COST OF REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Related		Related		Related		Related
(In thousands)	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Software licenses	$3,400	5%	$4,136	8%	$9,867	6%	$10,782	7%
Maintenance and services	39,546	39%	34,119	45%	107,052	39%	98,654	44%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenues decreased 18% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 primarily due to a $0.7 million decrease in royalty expense. Cost of software license revenues decreased 8% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 also primarily due to a $0.7 million decrease in royalty expense. The decreases in royalty expense in the third quarter and the first nine months of fiscal 2004 compared to the same periods in fiscal 2003 are attributable to different mixes of product sales as well as the termination of our OEM relationship with Crystal Decisions. Partially offsetting the decreases in royalty expenses were slight increases in amortization expense primarily resulting from our acquisitions of Brio in October 2003 and The Alcar Group in April 2003.

Gross margin on software license revenue was 95% for the third quarter of fiscal 2004 compared to 92% for the third quarter of fiscal 2003. Gross margin on software license revenue was 94% for the first nine months of fiscal 2004 compared to 93% for the same period in fiscal 2003.

In the first nine months of fiscal 2004 and 2003, we capitalized $1.2 million and $1.4 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue increased 16% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and increased 9% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. The increase in cost of maintenance and services revenue in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 was principally due to a $2.1 million increase in employee expenses and a $2.4 million increase in subcontractor and other external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. The increase in cost of maintenance and services revenue in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was principally due to a $4.3 million increase in employee expenses and a $4.9 million increase in subcontractor and other external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. Maintenance and services headcount grew to 773 employees at March 31, 2004 from 733 employees at March 31, 2003, primarily due to the addition of incremental Brio employees.

Gross margins on maintenance and services revenue were 61% for the third quarter of fiscal 2004 compared to 55% for the third quarter of fiscal 2003. Gross margins on maintenance and services revenue were 61% for the first nine months of fiscal 2004 compared to 56% for the first nine months of fiscal 2003. The increase in gross margins on maintenance and services revenue is primarily due to increased consulting utilization rates combined with increases in maintenance and services revenues.

OPERATING EXPENSES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Sales and marketing	$60,617	36%	$46,932	37%	$161,314	36%	$136,672	37%
Research and development	26,329	16%	18,598	15%	69,686	16%	54,577	15%
General and administrative	16,763	10%	10,412	8%	45,633	10%	34,231	9%

Total operating expenses	$103,709		$75,942		$276,633		$225,480

Sales and marketing. Sales and marketing expense increased 29% to $60.6 million in the third quarter of fiscal 2004 from $46.9 million in the third quarter of fiscal 2003. This increase was mainly due to an $11.1 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Sales and marketing headcount grew to 831 employees at March 31, 2004 from 681 employees at March 31, 2003, primarily due to the addition of incremental Brio employees.

Sales and marketing expense increased 18% to $161.3 million in the first nine months of fiscal 2004 from $136.7 million in the first nine months of fiscal 2003. This increase was mainly due to a $20.0 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

Research and development. Research and development expense increased 42% to $26.3 million in the third quarter of fiscal 2004 from $18.6 million in the third quarter of fiscal 2003. This increase was mainly attributable to a $5.4 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003. Research and development headcount grew to 528 employees at March 31, 2004 from 417 employees at March 31, 2003, primarily due to the addition of incremental Brio employees.

Research and development expense increased by 28% to $69.7 million in the first nine months of fiscal 2004 from $54.6 million in the first nine months of fiscal 2003. This increase was primarily attributable to an $11.7 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003.

General and administrative. General and administrative expense increased 61% to $16.8 million in the third quarter of fiscal 2004 from $10.4 million in the third quarter of fiscal 2003. This increase was principally due to a $4.2 million increase in employee expenses that resulted from our acquisition of Brio in October 2003. General and administrative headcount grew to 395 employees at March 31, 2004 from 336 employees at March 31, 2003, primarily due to the addition of incremental Brio employees.

General and administrative expense increased 33% to $45.6 million in the first nine months of fiscal 2004 from $34.2 million in the first nine months of fiscal 2003. This increase was principally due to a $7.2 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003.

RESTRUCTURING CHARGES

In connection with our acquisition of Brio in October 2003, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the company’s cost structure. Consequently, we recorded restructuring charges totaling $3.2 million in the second quarter of fiscal 2004, of which $3.1 million related to employee severance costs and $0.1 million related to facility closure costs, and recorded an additional $0.2 million of restructuring charges in the third quarter of fiscal 2004, substantially all of which related to employee severance costs. During the second quarter of fiscal 2004, we also recorded a restructuring charge of $0.3 million related to the restructuring activities initiated in June 2001.

During the second quarter of fiscal 2003, we recorded a restructuring charge of $0.6 million related to the restructuring activities initiated in June 2001.

IN-PROCESS RESEARCH AND DEVELOPMENT

During the second quarter of fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million related to the write-off of in-process research and development costs.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Interest and other income decreased 39% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and decreased 30% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 due to declines in short-term interest rates as well as lower average cash and investment balances. Average cash and investment balances decreased in the third quarter and first nine months of fiscal 2004 compared to the same periods in fiscal 2003 due to the $124.9 million used to repurchase our common shares and the $50.7 million used to redeem our convertible subordinated notes during the first nine months of fiscal 2004.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. Interest and other expense decreased 97% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and decreased 53% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. During the first and second quarters of fiscal 2003, we repurchased and retired convertible subordinated notes with face values totaling $28.7 million, and, during the second quarter of fiscal 2004, we redeemed the remaining convertible subordinated notes with face values totaling $50.0 million. These repurchases and redemptions significantly contributed to the decrease in interest and other expense in the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003.

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

During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with a face value of $28.7 million for a total cost of approximately $27.9 million, which resulted in the recognition of a gain, net of the write-off of associated deferred issuance costs, of approximately $0.5 million.

INCOME TAX PROVISION

Our effective income tax rate was 37% for the third quarters of fiscal 2004 and 2003. Our effective income tax rate was 39% for the first nine months of fiscal 2004 compared to 37% for the first nine months of fiscal 2003. Excluding the impact of the charge for in-process research and development of $2.3 million, which is not deductible for tax purposes, our effective income tax rate would have been 37% for the first nine months of fiscal 2004.

NET INCOME

We generated net income of $12.7 million, or $0.32 per diluted share, in the third quarter of fiscal 2004 compared to net income of $8.3 million, or $0.23 per diluted share, in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, our net income was $29.0 million, or $0.74 per diluted share, compared to net income of $24.9 million, or $0.71 per diluted share, for the first nine months of fiscal 2003.

We project total revenues in the fourth quarter of fiscal 2004 to be in the range of $167.0 million to $171.0 million. We expect net income for the fourth quarter of fiscal 2004 to be in the range of $11.9 million to $14.0 million, or $0.29 to $0.34 per diluted share, assuming an effective tax rate of 37% and projected diluted shares outstanding of approximately 41.2 million.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended March 31,
(In thousands)	2004	2003
Cash, cash equivalents and short-term investments	$338,654	$388,783
Working capital	242,669	317,036
Net cash provided by operating activities	58,703	72,845
Net cash provided by (used in) investing activities	790	(5,640)
Net cash used in financing activities	(132,543)	(1,164)

At March 31, 2004, we had $329.1 million in cash and cash equivalents and $9.5 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities. At March 31, 2004, our working capital was $242.7 million.

In the first nine months of fiscal 2004 and 2003, we generated positive cash flow from operations of $58.7 million and $72.8 million, respectively. In the first nine months of fiscal 2004, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, partially offset by decreases in accounts payable, accrued expenses and accrued employee compensation and benefits. In the first nine months of fiscal 2003, our positive operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, as well as a substantial decrease in accounts receivable due to our focus on invoicing and collection process improvements in fiscal 2003. These cash inflows were partially offset by decreases in accounts payable, accrued expenses and accrued employee compensation and benefits.

Net cash provided by investing activities amounted to $0.8 million in the first nine months of fiscal 2004 compared to net cash used in investing activities of $5.6 million in the first nine months of fiscal 2003. The cash provided by investing activities in the first nine months of fiscal 2004 resulted primarily from proceeds from maturities of investments, net of purchases, of $22.9 million, partially offset by purchases of property and equipment of $14.3 million and payments for acquisitions, net of cash acquired, of $6.5 million. In connection with our acquisition of Brio in October 2003, we paid a total of $17.1 million, comprising $14.0 million paid to the Brio stockholders and $3.1 million in acquisition costs paid to various third parties, and acquired Brio’s existing cash balance of $10.6 million. The cash used in investing activities in the first nine months of fiscal 2003 was primarily due to purchases of property and equipment of $13.6 million, partially offset by proceeds from maturities of investments, net of purchases, of $9.2 million.

Net cash used in financing activities was $132.5 million in the first nine months of fiscal 2004 compared to $1.2 million in the first nine months of fiscal 2003. The cash used in financing activities in the first nine months of fiscal 2004 resulted from $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, which was authorized by our board of directors in October 2003, and $124.9 million of repurchases of our common stock, which was authorized by our board in July 2003. These cash outflows were partially offset by $43.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The net cash used in financing activities in the first nine months of fiscal 2003 was due to the repurchase of our convertible subordinated notes with face values totaling $28.7 million for a total cost of approximately $27.9 million and the $2.3 million principal payment on our mortgage loan, partially offset by $29.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least March 31, 2005. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Year Ended June 30,
(In thousands)	2004 [1]	2005	2006	2007	2008	Thereafter	Total
Non-cancellable operating leases	$8,028	$21,387	$14,785	$13,200	$10,871	$27,312	$95,583

[1]	For the year ended June 30, 2004, the table above includes only those obligations to be settled between April 1, 2004 and June 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. We adopted FIN 46 on February 1, 2003 for new entities and on December 31, 2003 for entities created or acquired prior to February 1, 2003. The adoption did not have a material impact on our financial position or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently assessing the impact of adopting EITF 03-06 but do not expect it will have a material impact on our financial position or results of operations.

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

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price Hyperion’s products, and undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products, such as Hyperion Performance Suite 8, make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, will have to rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits.

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

There are significant risks related to any business combination.

Hyperion has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in these activities, including but not limited to:

•	the possibility that Hyperion pays more than the value it derives from the acquisition;
•	the difficulty of integrating the operations and personnel of the acquired businesses;
•	the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;
•	the potential product liability associated with selling the acquired company’s products;
•	the potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and
•	the potential write-down of impaired goodwill and intangible and other assets.

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

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 29% of Hyperion’s total license revenue for the third quarter of fiscal 2004. Indirect channel sales involve a number of special risks, including:

•	Hyperion’s lack of control over the delivery of its products to end-users;
•	Hyperion’s resellers and distributors may terminate their relationship with Hyperion on short notice; and
•	Hyperion’s resellers and distributors may market and distribute competing products.

Hyperion’s current indirect channel partners may not elect, or be able, to market or support Hyperion’s products effectively or be able to release their products embedded with Hyperion products in a timely manner. Hyperion may not be able to effectively manage conflicts between its various indirect channel and direct customers, and economic conditions or industry demand may adversely affect indirect channel partners or indirect channel partners may devote greater resources to marketing and supporting the products of other companies. Revenues derived from indirect channel partners may fluctuate significantly in subsequent periods.

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

Employee turnover could adversely impact revenue, costs and productivity.

As employees leave Hyperion, it suffers loss of productivity while new employees are hired, or promoted into vacant positions. There are also costs of recruiting and re-locating new employees. New employees must learn the Hyperion organization, products and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity or ability to respond quickly to the competitive environment.

Some provisions in Hyperion’s charter documents and its stockholder rights plan may prevent or deter an acquisition of Hyperion.

Some of the provisions in Hyperion’s charter documents may deter or prevent certain corporate actions, such as a merger, tender offer or proxy contest, which could affect the market value of Hyperion’s securities. These provisions include:

•	Hyperion’s board of directors is authorized to issue preferred stock with any rights it may determine. Consequently, Hyperion’s board of directors may issue preferred stock, without shareholder approval, that has rights superior to the outstanding Hyperion common stock;
•	Hyperion’s board of directors is classified into three groups, with each group of directors holding office for three years. The effect of this classified board is that two annual meetings, not one, are required to replace a majority of the board of directors;
•	Hyperion stockholders are not entitled to cumulate votes for directors; and
•	special meetings of Hyperion stockholders may be called only by Hyperion’s president or by the president or secretary upon written request by a majority of the board of directors and may not be called by Hyperion’s stockholders.

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

If requirements relating to the accounting treatment for employee stock options are changed, Hyperion’s earnings may be adversely affected and we may be forced to change our employee compensation and benefits practices.

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we generally do not record compensation expense related to employee stock options. On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft of a proposed accounting standard that would require public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. The final standard is expected to be issued in the fourth calendar quarter of 2004 and could be effective beginning in our fiscal year 2006. If the proposed standard is adopted in its current form, our earnings will be negatively impacted. Also, we may consider changing our employee compensation and benefits practices in a manner that could adversely impact our ability to retain existing employees and attract qualified candidates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At March 31, 2004, our short-term investments consisted of investment-grade debt securities with a fair value of $9.5 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

Net foreign exchange transaction gains and losses were not material for the third quarter and first nine months of fiscal 2004. As of March 31, 2004, we had net forward contracts to sell U.S. dollar equivalent of $39.7 million in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on our results of operations.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 11, 1997, Gentia Software filed a request for reexamination of our U.S. Patent No. 5,359,724 (“‘724 patent”) with the United States Patent and Trademark Office (“PTO”) arguing that the ‘724 patent was anticipated and obvious in light of certain prior art references. On September 11, 1997, the PTO granted the request for reexamination. On February 27, 1998, Gentia Software filed with the PTO a request for a third reexamination of the ‘724 patent based on additional prior art references. On May 22, 1998, the PTO granted that request for reexamination, which was later consolidated with the first reexamination. On March 31, 1999, the PTO issued a non-final office action rejecting the claims of the ‘724 patent. We filed our response to the office action on May 31, 1999. No final office action has been issued by the PTO. We believe that the outcome of such action will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of business, various claims are made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of a Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan [1]	Under the Plan [1]

January 1, 2004 – January 31, 2004	750,200	$32.56	750,200	$8,579,000
February 1, 2004 – February 29, 2004	257,579	$34.65	246,000	$—
March 1, 2004 – March 31, 2004	—	$—	—	$—

	1,007,779	$33.09	996,200

[1] On July 23, 2003, we announced that our board of directors had authorized a plan to repurchase up to $125.0 million of our common stock. This plan was completed during the third quarter of fiscal 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
31.1	- Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a).

31.2	- Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350.

32.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

On April 21, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 21, 2004 announcing Hyperion’s financial results for the third fiscal quarter ended March 31, 2004.

On January 22, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated January 22, 2004 announcing Hyperion’s financial results for the second fiscal quarter ended December 31, 2003.

================================================================================ ====================================================================================================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	Hyperion Solutions Corporation (Registrant)
	By:	/s/ DAVID W. ODELL
David W. Odell
Chief Financial Officer

By:	/s/ WILLIAM B. DEWES
William B. Dewes
Global Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	- Certification of Jeffrey R. Rodek pursuant to Rule 13a-14(a).

31.2	- Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	- Certification of Jeffrey R. Rodek pursuant to 18 U.S.C. Section 1350.

32.2	- Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.