Form 10-K
period 2004-06-30
HYPERION SOLUTIONS CORP
filed 2004-09-13
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________ .

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
Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No [  ]

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $944 million (based on the closing sales price of the registrant’s common stock as reported on the Nasdaq National Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2004, there were 39,494,204 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, scheduled to be held on November 10, 2004, are incorporated by reference in Part III of this Form 10-K.

HYPERION SOLUTIONS CORPORATION

FORM 10-K

“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion Solutions Corporation. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Hyperion Solutions Corporation is a leading provider of Business Performance Management (“BPM”) software, which enables companies to translate strategies into plans, monitor execution, and provide insight to manage and improve financial and operational performance. Hyperion provides customers with solutions that include analysis and reporting tools, a business intelligence (“BI”) platform, packaged and tailored applications, and related services. Our solutions support the enterprise-wide processes for proactively managing any business toward optimal performance against goals and for anticipating and forecasting results.

Business Performance Management builds on business intelligence (commonly referred to as query, reporting and analysis), which provides information (including historic analysis, statistical predictions, and forecasts) that helps managers understand how their business is performing at any moment in time. Using data from transactional systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers, our Business Performance Management solutions are used by employees at all levels across organizations – in the finance department and beyond – to provide a single version of the truth about an organization’s performance. Organizations can then leverage this information, which is presented in intuitive, easy-to-understand graphical views, to support continuous performance improvement and accountability.

We use our online analytical processing (“OLAP”) technology, Hyperion Essbase, as the analytic foundation for the Hyperion BI Platform. Components within Hyperion Essbase can be used individually to create tailored applications, or in conjunction with our packaged applications to support the entire Business Performance Management process.

On October 16, 2003, Hyperion completed the acquisition of Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. The integration of Brio’s business intelligence software into our product portfolio has further enriched our platform’s query and reporting ability to access relational databases easily and quickly, and to support thousands of users. The Brio tools complement our Business Performance Management offerings and extend the use of business intelligence in the Business Performance Management processes of our customers.

Hyperion offers support and services from offices in 20 countries and works with more than 600 partners to provide solutions to more than 9,000 customer organizations worldwide.

INDUSTRY BACKGROUND

In response to today’s renewed focus on corporate profitability, many businesses are seeking systems that can support the full business cycle — from strategy formulation, to the creation and adaptation of plans and operational execution, as well as the monitoring and reporting of results. It is common for organizations to have multiple general ledger, order entry, and partner and customer interaction systems worldwide. Companies need to unlock the volumes of transactional and operational information captured in these different information systems and in different formats. With Business Performance Management, organizations can consolidate their financial and operational systems’ information, turn the raw data from these systems into meaningful business information, and use this information to optimize performance across the entire enterprise.

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

These imperatives are in contrast to the tactical manner in which some organizations address analysis requirements today. Using siloed applications, disconnected query and reporting tools and spreadsheets, for example, employees in different functional areas conduct analyses that are potentially incomplete or inaccurate. When organizations deploy pervasive Business Performance Management applications, however, they obtain consistent information to create and execute strategic, financial and operational plans that are accurate and aligned.

To be useful, all of the data must be accessed, cleansed, transformed, extracted and then analyzed using an assortment of sophisticated quantitative methods. This data must be summarized, visualized and presented in a variety of formats — from spreadsheets and specialized financial report formats, to multidimensional views and graphical Web-based presentations — that are meaningful and intuitive to users throughout the organization. Since most global organizations use multiple operational systems that capture data in different formats, integrating and interpreting this enterprise data is an increasingly critical requirement. In order to take full advantage of the value of the data stored in existing systems and accelerate decision-making, organizations require specific Business Performance Management applications that provide data quality and integrity, scalability and ease-of-use across the organization.

STRATEGY

Our objective is to profitably gain market share as the leading global provider of Business Performance Management solutions. We will accomplish this by continuing to address our customers’ pain points with our packaged applications, tailored solutions, and query and reporting products. While some customers buy our entire product suite, others adopt our “Start Anywhere” approach, which enables them to implement Business Performance Management in a step-by-step fashion. They begin by addressing one or two specific business problems and add additional Hyperion solutions over time. This approach shortens the time it takes for customers to recognize the value of our solutions and allows them to absorb change gradually.

Our leading market share in packaged applications for planning and for financial consolidation and reporting has given us a strong presence in the finance departments of our customer organizations. Our BI platform, greatly strengthened with the additions of our query and reporting products (Hyperion Performance Suite) and the June 2004 release of Hyperion Essbase 7.1, gives us the flexibility to address business solutions beyond finance. Hyperion Performance Suite enables new opportunities such as dashboarding (the face of Business Performance Management), profitability management, risk management, sales analysis, and workforce management. Performance Suite has brought us into many new customer transactions during the past fiscal year, as query and reporting can be the first steps companies take toward implementing broader Business Performance Management initiatives.

Hyperion will continue to focus on providing an interoperable suite of products – products that are designed to exchange information and use the information they exchange – as well as an enterprise-class solutions approach to Business Performance Management. Interoperability enables customers to add applications over time with confidence that the new applications will work well with existing ones. It also ensures that our customers can work collaboratively within a single environment, rather than having to move from one disconnected application to another. Some features necessary for interoperability have the added benefit of making our applications easier to install and use. This means people with less technical knowledge can use our BPM applications, which will help us expand to new users within customer organizations.

In addition, we believe that high levels of customer service and satisfaction are critical to the successful marketing and sale of our new and existing products. We provide a broad range of worldwide consulting, training and support services that help customers and partners implement, customize, enhance, support, and extend their Business Performance Management solutions. We are committed to maintaining a world-class workforce to deliver these offerings.

Hyperion will also continue to expand its network of partners who deliver complementary products and services and meet a wide variety of customer requirements. Partners’ offerings include packaged Business Performance Management applications, unique data and application integration technologies, tools, and training services. They leverage the Hyperion BI Platform as the enterprise analytics infrastructure to deliver breakthrough performance and advanced analytics. Our partner relationships increase the network effects of our platform, enhance our market reach, and provide our customers with greater flexibility and choice for their Business Performance Management solutions.

Key elements of our strategy include:

Leverage Existing Market Position. We believe our key strengths include our established distribution channels and comprehensive strategic technology. We also believe that our proven domain expertise and credibility gained in the financial area can be leveraged to capitalize upon the substantial market opportunity in the adjacent operational analytics space. We have enhanced the core component of our Hyperion BI Platform, Hyperion Essbase, to significantly improve its ability to handle non-financial or sparse data. We intend to continue to seek the co-development of vertical and horizontal applications with outside organizations. We also intend to enable all of our packaged applications to further exploit the Hyperion BI Platform, creating a key differentiation from competing products.

Deliver Enterprise-Class Solutions. Hyperion’s enterprise-class solutions approach to Business Performance Management further accelerates the time-to-benefit for our customers by addressing specific business challenges on an enterprise-wide basis. Examples include profitability management; dashboards for monitoring and enterprise-wide control, financial consolidation, reporting and compliance; enterprise planning; and an enterprise-wide analytics and business intelligence infrastructure.

Increase Focus and Penetration of Key Markets. We plan to focus our intellectual capital and leverage our partners to provide best-of-breed Business Performance Management solutions in key markets. These solutions include financial management, profitability management, risk management, customer relationship management analysis, industry-specific solutions, general OLAP-based solutions and data warehousing.

Foster Strategic Partner Relationships. To accelerate the adoption of Business Performance Management solutions, we have established relationships with more than 600 partners, including the following:

-	Consulting Partners include large systems integrators, regional consulting firms, professional services organizations and value added resellers (“VARs”). These partners deliver custom application consulting and related implementation, integration and/or training services.

-	Independent Software Vendor Partners integrate their products with our core technology to develop business intelligence enhancements and deliver added value with their solutions.

-	Original Equipment Manufacturer (“OEM”) Partners embed our products in their own applications to form specialized analytical solutions for vertical markets or functional applications.

-	Distribution Partners market, distribute and support our software solutions in remote markets where we do not have a wholly owned corporate presence.

-	Technology Partners offer tools and technologies that integrate with our business intelligence platform and help customers build, use, and manage our analytical and Business Performance Management solutions.

-	Alliance Partners cooperatively position and market the benefits of a comprehensive, integrated, multi-vendor solution to the marketplace based upon our Business Performance Management products.

Our partner network enhances and expands our distribution channels and extends our Business Performance Management solutions by providing a wider range of choices for our customers.

Leverage the Web for Ease-of-Implementation and Ease-of-Use. Our newer packaged application products are designed to leverage Web-based technologies and facilitate collaboration throughout the organization. By building scalable, high performance applications that can be accessed via an intranet or the Internet, corporations can improve their business processes, gain efficiencies, improve agility to respond to changing market conditions, and improve bottom line performance. By leveraging the Web browser as a user interface, a corporation’s information technology department can deploy and maintain applications more quickly and easily with reduced costs compared to client-server and desktop implementations.

Maintain Sales and Support Relationships. We license our products to customers throughout the world through a direct sales force as well as through OEMs, VARs and independent distributors. Together with our partners, we often provide installation and post-sale consulting support to build long-term customer relationships.

Generate Follow-on Revenues. We generate revenues from existing customers through licensing of additional users, the cross selling of licenses of new products, annual maintenance fees, and sales of training and consulting services. Follow-on revenues leverage sales and marketing resources and strengthen relationships with our customers.

PRODUCTS

Hyperion’s Business Performance Management Applications

Hyperion’s Business Performance Management suite is an interoperable group of applications that delivers budgeting, planning and forecasting, consolidation and reporting, dashboarding, performance scorecarding, modeling, and optimization — on an open, scalable, secure and Web-based business intelligence platform.

Hyperion Planning is a Web-architected application that helps coordinate and manage all the elements of the planning, forecasting and budgeting cycle. It drives collaborative, integrated, event-based planning, forecasting, and budgeting processes throughout the organization for a wide range of financial and operational needs. Hyperion Planning provides a comprehensive approach that can drive continuous profit improvement. Decision makers and front-line managers communicate which course of action to take and get budget holders to collaborate, so that all profitability improvements can be identified and acted upon.

Hyperion Financial Management is a Web-based application that delivers financial consolidation, reporting and analysis in a single, highly scalable solution. Employees, subsidiaries, branch offices and partners operate from the same page and with a single unified view of key financial data at any moment in time. Hyperion Financial Management generates consolidated results for both internal management and regulatory bodies and is used to facilitate compliance with the Sarbanes-Oxley Act of 2002.

Hyperion Business Modeling provides advanced profitability analysis by combining operational factors with supporting financial data to provide true costs and profitability. It is a sophisticated enterprise-class modeling solution that enables companies to test operational and financial planning assumptions, optimize resources, and measure profitability. With Hyperion Business Modeling’s powerful simulation environment, managers dynamically test and compare alternate business scenarios and identify the optimal solution to maximize business performance.

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

Hyperion’s Business Intelligence Platform

Hyperion offers a foundation of enabling tools and technologies for the deployment of business intelligence and development of Business Performance Management applications. The Hyperion Business Intelligence Platform is a combination of the Hyperion Essbase and Hyperion Performance Suite product families. The combined capabilities make it the only enterprise scalable, high-performance platform that is easy to deploy and to use, and that meets the full range of enterprise business intelligence needs with advanced analytics functionality, enterprise reporting tools, and personalized interactive dashboards.

Hyperion Essbase is the single enterprise analytics infrastructure for all analytics needs across the enterprise. Unlike other relational and OLAP database products, Hyperion Essbase now provides the industry’s first real-time business intelligence platform. It meets the most demanding data scalability requirements of sales, marketing, and supply chain users as well as the most complex analytic requirements of finance managers—all with a single architecture. Hyperion Essbase 7.1 is the most scalable analytic solution available today and the only analytic solution that can scale to terabytes of sparse data, while providing sub-second response time to thousands of concurrent users. It also delivers the first visual spreadsheet for querying and navigating multidimensional data, enabling end users to have an intuitive method for visualizing large data volumes across dozens of key business dimensions. Hyperion Essbase reduces the total cost of ownership and increases the return on investment compared to multiple solutions from several vendors, by combining data integration, metadata management, online analytical processing, query and reporting, ad hoc analysis and application development tools into a comprehensive Business Performance Management solution.

The Hyperion Essbase product family delivers services to (1) access and integrate data and metadata from a wide range of sources, (2) perform advanced analytical processing and (3) deploy business performance applications across the enterprise. Comprehensive platform services run on multiple operating systems, leverage multiple relational databases, access data from diverse transactional business systems and deliver high-performance financial and operational reporting. With the Hyperion Essbase product family, businesses leverage existing investments in technology and extend their analytical capabilities across the enterprise.

•	Essbase Administration Services centralize the management of business performance applications running on multiple servers and operating systems in geographically dispersed locations. They also reduce distribution and maintenance costs compared to decentralized administration and management.

•	Essbase Deployment Services extend the scalability and reliability of analytic applications, and support thousands of concurrent users in distributed environments with Web-based architectures. Connection pooling, database clustering, load balancing and failover help ensure applications are available 24X7.

•	Essbase Integration Services provide the tools and technologies to reduce the time and expense of integrating operational data with Hyperion Business Performance Management software. Specifically designed to work in a mixed-vendor environment, Integration Services provide a graphical environment to integrate data or metadata from transactional business applications, relational databases, data warehouses and legacy transactional systems as well as flat files, spreadsheets and XML documents.

•	Essbase Developer Tools, including Hyperion Objects and Hyperion Application Builder, provide a development environment for technical workers to create tailored applications that are customized to suit individual business needs. The Hyperion Developer Tools enable the rapid creation, management, and deployment of tailored analytic applications — with or without programming knowledge. A comprehensive set of value-added application programming interfaces (“APIs”), drag-and-drop components and services accelerate the deployment of tailored analysis applications that can grow and change with customer needs.

•	Essbase Analysis and Reporting Tools. Essbase also offers a broad range of user interfaces such as Essbase Spreadsheet Services for broad spreadsheet access across the extended enterprise, Hyperion Reports for book-quality financial reporting, Hyperion Analyzer for interactive analysis across the enterprise, and Hyperion Visual Explorer for visual navigation and analysis of massive multidimensional data sets.

Hyperion Hub is a centralized metadata manager for Hyperion’s applications and tools. It establishes links and manages data and metadata sharing across Hyperion Financial Management, Hyperion Planning, Hyperion Essbase, Hyperion Reports, and Hyperion Analyzer. A powerful interoperability tool, Hub gives users a common set of dimensions, hierarchies, measures, business rules, and reporting formats, regardless of the Business Performance Management process they are involved in. This increases the overall consistency in metrics and dramatically improves collaboration throughout the enterprise.

Hyperion Performance Suite is an enterprise-class and Web-based query, analysis, and reporting software, based on a scalable foundation for information delivery. It allows users to access, analyze, and distribute information from disparate sources and to consolidate related information into personalized interactive dashboard applications. Hyperion Performance Suite offers a broad range of visualization options for report and dashboard designs – pixel perfect, charts, multidimensional pivot tables, key performance indicators (“KPIs”) and conditional formatting. Data exploratory capabilities, such as the interactive drill-anywhere feature, enable users to instantly expand their ad hoc analyses by adding items to their data set. Enterprise-level reporting capabilities deliver presentation-quality reports to end users, scheduled or on demand. The multiple output capability allows end users to select from a broad range of output types such as HTML, PDF, and Excel. The Web-based interface allows people to create, publish, and access self-service reports, analysis and dashboard applications in a distributed environment.

Dashboards created with Hyperion Performance Suite empower our customers—from the boardroom to line-of-business managers—to monitor performance and make smarter decisions by relying on measurable data and metrics via at-a-glance summaries of KPIs. People in departments everywhere in the enterprise use the dashboard interfaces via the client or the Web to quickly spot trends and anomalies, select different views of data, and drill to the next level of detail in order to gain valuable business insight and take the right action.

Hyperion Metrics Builder, also part of the Hyperion Business Intelligence Platform, delivers enterprise-wide metrics analysis and management capabilities to business users via a Web-based dashboard environment. With Hyperion Metrics Builder, our customers no longer have to wait for analysts to provide business-critical performance indicators. Instead, managers from the boardroom to any area of the business, can quickly and consistently identify, centralize, personalize and monitor all company KPIs in one place. Hyperion Metrics Builder enables customers to continuously monitor and analyze organizational performance against commonly agreed objectives. Combining data from existing information systems (such as ERP, SCM and CRM) with business decision processes, Hyperion Metrics Builder gives executives, line of business managers, and knowledge workers an interactive metrics analysis environment that makes performance information meaningful and easy to understand.

SALES AND MARKETING

We market and sell our products in North America and Latin America (the Americas), Europe, the Middle East and Africa (EMEA) and Asia Pacific (APAC) through our direct sales force and through OEMs, VARs and independent distributors. We support our sales force with lead generation and marketing programs, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances and user group conferences. Worldwide and regional user conferences are held annually. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to nine months. We have dedicated sales, marketing and technical alliance resources designed to optimize our partner relationships. The direct sales force is compensated for direct sales as well as sales made through channel partners to ensure appropriate cooperation with our OEMs and VARs and independent distributors. We currently have more than 9,000 customers worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In fiscal 2004, 2003 and 2002, approximately 41%, 39% and 35%, respectively, of our total revenues were derived from markets outside of North America. In the past three fiscal years, no single customer accounted for more than 10% of total revenues.

Our sales and marketing organization consisted of 851 employees as of July 31, 2004, of which approximately 290 employees were quota-carrying sales representatives. We have sales offices at our worldwide headquarters in Sunnyvale, California and in more than 40 other locations throughout the Americas, EMEA and APAC. Product support and training are also available in many of these locations.

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

License revenues derived from channel partners in fiscal 2004, 2003 and 2002 were 24%, 26% and 25% of total license revenues, respectively. Our channel partners include such firms as American Management Systems, BearingPoint, Deloitte & Touche LLP, Fujitsu Limited, Immix Inc., International Business Machines Corporation, Lawson Associates, Inc., SPSS Corporation, and Teradata.

SERVICES AND SUPPORT

We believe that high levels of customer service and satisfaction are important to the successful marketing and sale of our products. We offer an extensive selection of worldwide training, consulting and technical support services to install, implement and support our products. Consulting and training services are not included in software license fees, but are generally provided on a time and materials basis. Our services and support organization consisted of 755 employees as of July 31, 2004. We have also established a global network of partners who deliver implementation and training services. Under the terms of our standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and Web-based support, and to any updates and enhancements provided for their software.

RESEARCH AND DEVELOPMENT

Our products have been developed by our internal staff, contract developers and through strategic acquisitions. Our development efforts are focused on new products, as well as on maintaining the competitiveness of our current product line. As of July 31, 2004, our product development was primarily performed by 493 employees located at our U.S. facilities in Sunnyvale, California; Stamford, Connecticut; Orlando, Florida; and Skokie, Illinois; and at our Canadian facility located in Toronto, Ontario.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and will ultimately result in about 150 to 200 additional developers contributing to our development efforts in India. As of July 31, 2004, we have approximately 130 third-party contract developers contributing to our development efforts. These contract developers are primarily located in Minsk, Belarus and Bangalore, India.

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

We currently have a small number of patents relating to our products, including eight United States patents, three foreign patents and a number of patent applications pending in the United States and abroad. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that other companies will not develop technologies that are similar or superior to our technology or design around the patents owned by us.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected.

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

EMPLOYEES

As of July 31, 2004 we employed a total of 2,473 employees. None of our U.S. employees is represented by a labor union. Certain foreign jurisdictions have workers counsels that typically represent workers on matters generally affecting terms of employment. We believe our relations with employees are good. Our executive officers as of July 31, 2004 are as follows:

Name	Age	Position
Jeffrey R. Rodek	50	Executive Chairman
Godfrey R. Sullivan	50	President and Chief Executive Officer
David W. Odell	41	Chief Financial Officer
W. Russell Wayman	60	Vice President, General Counsel and Secretary
Burton Goldfield	48	Senior Vice President, Worldwide Field Operations
Nazhin Zarghamee	37	Chief Marketing Officer

Jeffrey R. Rodek has served as Executive Chairman of Hyperion’s Board of Directors since July 2004, after serving as Chairman and Chief Executive Officer since October 1999. He has been a member of Hyperion’s Board of Directors since January 1998. Prior to joining Hyperion, Mr. Rodek served as President and Worldwide Chief Operating Officer of Ingram Micro, a distributor of electronic products, from January 1995 to October 1999.

Godfrey R. Sullivan has served as Hyperion’s President and Chief Executive Officer and as a member of the Board of Directors since July 2004. He joined Hyperion in October 2001 as President and Chief Operating Officer. From October 2000 to August 2001, Mr. Sullivan served as Chief Executive Officer of Promptu Corporation, an enterprise marketing automation software company. Previously, he spent eight years at AutoDesk, Inc., a design software and digital media company, in various senior management positions.

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

Burton Goldfield joined Hyperion as Senior Vice President of Worldwide Field Operations in January 2004. Prior to joining Hyperion, Mr. Goldfield was employed by IBM Corporation where he served as Vice President of Worldwide Sales for the Rational software brand from February 2003 to December 2003. From April 2001 to February 2003, he served in various senior management positions at Rational Software Corporation, most recently as Senior Vice President. From February 2000 to April 2001, he served as Vice President of Worldwide Sales at Catapulse after its spin-off from Rational. Prior to that, he served in various senior management positions at Rational Software Corporation from August 1989 to February 2000.

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

AVAILABLE INFORMATION

We make available free of charge in the Investor Relations section of our Internet website (www.hyperion.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission’s website at www.sec.gov. Information contained on our website is not part of this report.

ITEM 2. PROPERTIES

Our current corporate headquarters consist of leased facilities totaling approximately 100,000 square feet in Sunnyvale, California and approximately 140,000 square feet in Santa Clara, California. The Sunnyvale facility lease expires in December 2006 and the Santa Clara facility lease expires in June 2010. We also own and occupy approximately 230,000 square feet in Stamford, Connecticut. These facilities are used by our administrative, sales, marketing, product development, customer support, and services groups.

In connection with our acquisition of Brio Software, Inc. in October 2003, we announced a plan to consolidate our two corporate headquarters buildings into a single facility. As such, in June 2004 we entered into a lease agreement for a new corporate headquarters facility located in Santa Clara, California. This new headquarters facility totals approximately 220,000 square feet, and the lease expires in December 2014. We expect to vacate our existing Sunnyvale and Santa Clara buildings and move into this new corporate headquarters facility during the second quarter of fiscal 2005. We are currently attempting to secure subtenants for the facilities that will be vacated.

Additional leased facilities in the United States include offices located in Irvine, California; Orlando, Florida; Kennesaw, Georgia; Lisle and Skokie, Illinois; Waltham, Massachusetts; Parsippany, New Jersey; Fairborn, Ohio; and Dallas, Texas, which are primarily used for sales, marketing, and services. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support and services include facilities located in Toronto, Canada; Sao Paolo, Brazil; Egham and Manchester, England; Paris, France; Frankfurt and Munich, Germany; Milan and Rome, Italy; Utrecht, Netherlands; Madrid, Spain; Stockholm, Sweden; Zurich, Switzerland; North Sydney, Australia; Hong Kong; Tokyo, Japan; Seoul, South Korea; and Singapore. In addition, we lease executive office space throughout the world for our local sales and services needs.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “HYSL.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

Fiscal 2004	High	Low
First quarter	$36.57	$25.59
Second quarter	$35.50	$28.35
Third quarter	$41.79	$29.79
Fourth quarter	$44.25	$36.08

Fiscal 2003	High	Low
First quarter	$24.80	$14.50
Second quarter	$30.00	$17.55
Third quarter	$32.75	$21.45
Fourth quarter	$38.06	$23.80

As of July 31, 2004, we had 262 stockholders of record and approximately 23,000 beneficial holders of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all earnings to finance future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, our purchases of common stock in the fourth quarter of fiscal 2004.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan [1]	Plan [1]
	(In thousands, except per share data)
May 1, 2004 – May 31, 2004	—	$—	—	$75,000
June 1, 2004 – June 30, 2004	153	$39.96	153	$68,901

	153	$39.96	153

[1]	On May 20, 2004, we announced that our board of directors had authorized a plan to repurchase up to $75.0 million of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Software licenses	$240,096	$201,766	$196,066	$227,994	$240,326
Maintenance and services	382,104	308,692	295,952	300,017	259,006

Total revenues	622,200	510,458	492,018	528,011	499,332
Costs and expenses:
Cost of software license revenues	13,362	15,419	15,430	16,334	8,782
Cost of maintenance and services revenues	147,816	132,510	137,047	161,016	146,348
Sales and marketing	225,951	190,025	182,311	208,336	189,467
Research and development	96,240	73,776	72,206	81,597	70,154
General and administrative	63,621	47,207	64,843	72,823	44,423
Restructuring and other charges	4,202	764	107	42,785	2,066
In-process research and development	2,300	—	—	—	—
Merger credits	—	—	—	—	(305)

Total costs and expenses	553,492	459,701	471,944	582,891	460,935

Operating income (loss)	68,708	50,757	20,074	(54,880)	38,397
Interest and other income	4,283	5,848	7,027	12,987	13,010
Interest and other expense	(1,230)	(2,940)	(4,635)	(5,502)	(5,588)
Gain (loss) on redemption of debt	(936)	478	941	2,362	—

Income (loss) before income taxes	70,825	54,143	23,407	(45,033)	45,819
Income tax provision (benefit)	27,055	20,033	8,426	(13,960)	17,000

Net income (loss)	$43,770	$34,110	$14,981	$(31,073)	$28,819

Basic net income (loss) per share	$1.15	$0.99	$0.46	$(0.95)	$0.91
Diluted net income (loss) per share	$1.10	$0.96	$0.45	$(0.95)	$0.87

Shares used in computing basic net income (loss) per share	37,988	34,451	32,836	32,592	31,665
Shares used in computing diluted net income (loss) per share	39,754	35,694	33,491	32,592	33,107

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$368,175	$416,554	$330,258	$255,366	$295,159
Working capital	273,983	350,649	281,501	254,141	297,745
Total assets	804,655	654,758	583,890	570,393	589,891
Deferred revenue	136,286	104,868	94,910	100,234	88,828
Long-term debt	—	50,040	80,802	91,045	102,518
Other liabilities	26,619	11,326	11,743	14,303	—
Stockholders’ equity	519,571	397,325	299,657	267,319	309,861

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hyperion Solutions Corporation is a leading provider of Business Performance Management (“BPM”) software, which enables companies to translate strategies into plans, monitor execution, and provide insight to manage and improve financial and operational performance. Hyperion provides customers with solutions that include analysis and reporting tools, a business intelligence (“BI”) platform, packaged and tailored applications, and related services. Our solutions support the enterprise-wide processes for proactively managing any business toward optimal performance against goals and for anticipating and forecasting results.

Business Performance Management builds on business intelligence (commonly referred to as query, reporting and analysis), which provides information (including historic analysis, statistical predictions, and forecasts) that helps managers understand how their business is performing at any moment in time. Using data from transactional systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers, our Business Performance Management solutions are used by employees at all levels across organizations – in the finance department and beyond – to provide a single version of the truth about an organization’s performance. Organizations can then leverage this information, which is presented in intuitive, easy-to-understand graphical views, to support continuous performance improvement and accountability.

We use our online analytical processing (“OLAP”) technology, Hyperion Essbase, as the analytic foundation for the Hyperion BI Platform. Components within Hyperion Essbase can be used individually to create tailored applications, or in conjunction with our packaged applications to support the entire Business Performance Management process.

On October 16, 2003, Hyperion completed the acquisition of Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. The integration of Brio’s business intelligence software into our product portfolio has further enriched our platform’s query and reporting ability to access relational databases easily and quickly, and to support thousands of users. The Brio tools complement our Business Performance Management offerings and extend the use of business intelligence in the Business Performance Management processes of our customers.

Hyperion offers support and services from offices in 20 countries and works with more than 600 partners to provide solutions to more than 9,000 customer organizations worldwide.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our most significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Accounts Receivable Allowances

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect our future ability to collect outstanding receivables, we may record additional provisions for accounts receivable allowances. We record the provision for accounts receivable allowances in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our statement of operations.

Our accounts receivable allowance was $8.8 million at June 30, 2004 and $8.2 million at June 30, 2003. The total provision for accounts receivable allowances was $8.1 million, $5.8 million and $20.9 million in fiscal 2004, 2003 and 2002, respectively. Of these provisions, $1.4 million, $1.4 million and $4.1 million were recorded in general and administrative expense in fiscal 2004, 2003 and 2002, respectively, and $6.7 million, $4.4 million and $16.8 million were recorded as a reduction of revenue in fiscal 2004, 2003 and 2002, respectively.

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

During the preparation of our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily relating to foreign net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, additional valuation allowances may need to be recorded, which could materially impact our financial position and results of operations.

Valuation of Goodwill, Intangibles, and Long-Lived Assets

We account for goodwill under SFAS 142, “Goodwill and Other Intangible Assets,” which requires us to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process as described in note 2 to our consolidated financial statements. We have determined that we have only a single reporting unit, and we are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on our market capitalization. Our determination that we have only a single reporting unit and the method used to estimate the fair value of that reporting unit require significant judgment.

We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of use of the assets or the strategy for our overall business, (iii) significant decrease in the market value of the assets and (iv) significant negative industry or economic trends.

Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term.

RESULTS OF OPERATIONS

We acquired Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, our headcount increased by approximately 15% in the second quarter of fiscal 2004 as a result of the acquisition.

REVENUES

	Year Ended June 30,
		Percent of		Percent of		Percent of
		Total		Total		Total
(In thousands)	2004	Revenue	2003	Revenue	2002	Revenue
Software licenses	$240,096	39%	$201,766	40%	$196,066	40%
Maintenance and services:
Maintenance	264,866	42%	212,157	41%	186,052	38%
Consulting and training	117,238	19%	96,535	19%	109,900	22%

	382,104	61%	308,692	60%	295,952	60%

Total revenues	$622,200	100%	$510,458	100%	$492,018	100%

Total revenues increased 22% in fiscal 2004 compared to fiscal 2003 and increased 4% in fiscal 2003 compared to fiscal 2002.

The change in foreign currency exchange rates favorably affected total revenues in fiscal 2004 compared to fiscal 2003 by approximately $19.5 million and favorably affected total revenues in fiscal 2003 compared to fiscal 2002 by approximately $21.2 million, in both cases primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency rate changes, total revenues would have increased 18% in fiscal 2004 compared to fiscal 2003 and would have declined slightly in fiscal 2003 compared to fiscal 2002.

Software license revenue. Software license revenues increased 19% to $240.1 million in fiscal 2004 from $201.8 million in fiscal 2003. While the fiscal 2004 license revenue growth was predominantly attributable to sales of Hyperion Performance Suite, the former Brio products, we also experienced balanced growth across our financial application product portfolio. These increases were partially offset by decreases in sales of our platform products in fiscal 2004 compared to fiscal 2003.

Software license revenues increased 3% to $201.8 million in fiscal 2003 from $196.1 million in fiscal 2002. The increase in license revenue in fiscal 2003 was primarily due to increased revenues from two of our newer application products, Hyperion Planning and Hyperion Financial Management. These two products were still in the early stages of their product life cycles during most of fiscal 2002, but they began making significant contributions to total license revenue in the fourth quarter of fiscal 2002 and into fiscal 2003. These increases in application product sales were offset to some extent by declines in revenue from our older, standalone application products, Hyperion Pillar and Hyperion Enterprise, and our platform products.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 24% of total license revenues in fiscal 2004 compared to 26% in fiscal 2003 and 25% in fiscal 2002. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner represented more than 10% of total revenues during the periods presented.

Maintenance and services revenue. Maintenance and services revenue increased 24% in fiscal 2004 compared to fiscal 2003, which was comprised of a 25% increase in maintenance revenue and a 21% increase in consulting and training services revenue. Maintenance and services revenue increased 4% in fiscal 2003 compared to fiscal 2002, which was comprised of a 14% increase in maintenance revenue and a 12% decrease in consulting and training services revenue.

The increase in maintenance revenue in fiscal 2004 was primarily attributable to our acquisition of Brio in October 2003 and, to a lesser extent, to year-over-year growth of our installed customer base and improvements in our invoicing and collecting procedures for maintenance renewals, which was offset slightly by cancelled maintenance contracts. The increase in consulting and training services revenue in fiscal 2004 was principally due to our acquisition of Brio in October 2003 and, to a lesser extent, to increased utilization rates in our consulting organization.

The increase in maintenance revenue in fiscal 2003 was primarily due to additional sales of software to our customers and improvements in our invoicing and collecting procedures for maintenance renewals, which was offset slightly by cancelled maintenance contracts. During fiscal 2002 and fiscal 2003, we analyzed our customer portfolio to identify customers who may have been receiving maintenance services but were not paying for such services. This initiative resulted in the recognition of maintenance revenues from billings to customers in fiscal 2003 for maintenance services provided in prior periods. The decrease in consulting revenue in fiscal 2003 was primarily due to our continued focus on increasing the use of channel partners to provide consulting services for our customers. As part of this effort, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002 and further reduced consulting headcount by approximately 25 employees during fiscal 2003.

COST OF REVENUES

	Year Ended June 30,
		Percent of		Percent of		Percent of
		Related		Related		Related
(In thousands)	2004	Revenue	2003	Revenue	2002	Revenue
Software licenses	$13,362	6%	$15,419	8%	$15,430	8%
Maintenance and services	147,816	39%	132,510	43%	137,047	46%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenue decreased 13% to $13.4 million in fiscal 2004 from $15.4 million in fiscal 2003 while software license revenue increased 19%. This decrease was primarily due to a $2.3 million decrease in royalty expense resulting from a different mix of product sales as well as the termination of our OEM relationship with Crystal Decisions. Partially offsetting the decrease in royalty expense in fiscal 2004 was a slight increase in acquired technology amortization expense primarily resulting from our acquisitions of Brio in October 2003 and The Alcar Group in April 2003.

Cost of software license revenue remained relatively flat in fiscal 2003 compared to fiscal 2002 while software license revenue increased 3%. This was primarily due to a $1.9 million decrease in royalty expenses due to a different mix of product sales and a $0.8 million decrease in product packaging and documentation material costs due to our increased use of electronic product distribution. These decreases were substantially offset by a $1.5 million increase in amortization of capitalized software development costs and a $1.1 million increase in amortization of acquired technologies.

Gross margin on software license revenue was 94% in fiscal 2004 compared to 92% in fiscal 2003 and fiscal 2002.

In fiscal 2004, 2003 and 2002, we capitalized $2.2 million, $2.0 million, and $2.5 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic lives of the products, which is generally three years. The amortization of capitalized software development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue increased 12% to $147.8 million in fiscal 2004 from $132.5 million in fiscal 2003. The increase in cost of maintenance and services revenue in fiscal 2004 compared to fiscal 2003 was principally due to a $7.8 million increase in employee expenses and a $7.7 million increase in subcontractor and other external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. Maintenance and services headcount grew to 761 employees at June 30, 2004 from 743 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.

Cost of maintenance and services revenue decreased 3% to $132.5 million in fiscal 2003 from $137.0 million in fiscal 2002, primarily attributable to our continued focus on leveraging our channel partners to perform consulting services for our customers. As a result of this effort, we reduced headcount in our North American consulting organization by approximately 75 employees in the fourth quarter of fiscal 2002 and further reduced consulting headcount by approximately 25 employees during fiscal 2003. This reduction in headcount contributed to a $2.2 million decrease in employee expenses for maintenance and services personnel in fiscal 2003 compared to fiscal 2002. Further, independent contractor and temporary staffing expenses decreased $1.0 million in fiscal 2003 compared to fiscal 2002 primarily due to our decreased use of external personnel for product implementations for customers.

Gross margin on maintenance and services revenue was 61% in fiscal 2004 compared to 57% in fiscal 2003 and 54% in fiscal 2002. The increase in gross margin on maintenance and services revenue in fiscal 2004 was due to increased consulting utilization rates and, to a lesser extent, due to a higher mix of maintenance revenue as a percentage of total maintenance and services revenues. The increase in gross margin in fiscal 2003 was primarily due to the increase in maintenance revenue as a percentage of total maintenance and services revenue. Maintenance revenue as a percentage of total maintenance and services revenue increased in fiscal 2003 due to maintenance revenue increases, as discussed above, as well as consulting revenue decreases due to our increased use of channel partners to provide consulting services.

OPERATING EXPENSES

	Year Ended June 30,
		Percent of		Percent of		Percent of
		Total		Total		Total
(In thousands)	2004	Revenue	2003	Revenue	2002	Revenue
Sales and marketing	$225,951	36%	$190,025	37%	$182,311	37%
Research and development	96,240	15%	73,776	14%	72,206	15%
General and administrative	63,621	10%	47,207	9%	64,843	13%

Total operating expenses	$385,812		$311,008		$319,360

Sales and marketing. Sales and marketing expense increased 19% to $226.0 million in fiscal 2004 from $190.0 million in fiscal 2003. This increase was mainly due to a $27.2 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in fiscal 2004 compared to fiscal 2003. Sales and marketing headcount grew to 835 employees at June 30, 2004 from 680 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.

Sales and marketing expense increased 4% to $190.0 million in fiscal 2003 from $182.3 million fiscal 2002. This increase was primarily due to a $6.5 million increase in marketing expenses resulting from a heavier focus on a wide variety of demand generation activities. We also increased spending in the area of brand building and the advancement of Business Performance Management thought leadership.

Research and development. Research and development expense increased 30% to $96.2 million in fiscal 2004 from $73.8 million in fiscal 2003. This increase was mainly attributable to a $16.9 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003. Research and development headcount grew to 531 employees at June 30, 2004 from 438 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.

Research and development expense increased 2% to $73.8 million in fiscal 2003 from $72.2 million in fiscal 2002. This increase is primarily attributable to a $1.4 million increase in salaries and related employee expenses.

General and administrative. General and administrative expense increased 35% to $63.6 million in fiscal 2004 from $47.2 million in fiscal 2003. This increase was principally due to an $11.6 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003. General and administrative headcount grew to 370 employees at June 30, 2004 from 338 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.

General and administrative expense decreased 27% to $47.2 million in fiscal 2003 from $64.8 million in fiscal 2002. This decrease was primarily attributable to a $2.7 million decrease in bad debt expense resulting from improvements in the quality of our accounts receivable portfolio, a $4.1 million decrease in outsourcing costs, as we ended the outsourcing of our North American accounting department in the fourth quarter of fiscal 2002, a $4.4 million decrease in occupancy and equipment costs primarily due to a decrease in depreciation and amortization expense, as many fixed assets became fully depreciated during fiscal 2003, and a $1.5 million decrease in charges related to property and sales tax audits. These decreases were partially offset by a $3.2 million increase in salaries and related employee expenses resulting primarily from headcount increases as we brought our North American accounting function in-house.

RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges totaled $4.2 million, $0.8 million and $0.1 million in fiscal 2004, 2003 and 2002, respectively.

In connection with the acquisition of Brio in October 2003, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the combined company’s cost structure. Consequently, we recorded restructuring charges totaling $3.6 million in fiscal 2004, including $3.4 million of employee severance costs and $0.2 million of facility closure costs.

In June 2001, we announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales and customer support. In addition, we consolidated some of our facilities and exited other facilities. In fiscal 2004, 2003 and 2002, we made adjustments to the restructuring charges recorded in fiscal 2001 totaling $0.6 million, $0.8 million and $0.1 million, respectively. These adjustments resulted primarily from changes to our estimates of sublease income related to our facility exit costs and did not represent new restructuring activities.

A summary of restructuring and other charges and the related accrual balance is as follows (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2001	$5,537	$17,227	$5,266	$28,030
Adjustments	(126)	393	(1,141)	(874)
Cash payments	(5,058)	(2,735)	(751)	(8,544)

Accrual balance at June 30, 2002	353	14,885	3,374	18,612
Adjustments	—	764	—	764
Cash payments	(353)	(2,291)	(1,524)	(4,168)

Accrual balance at June 30, 2003	—	13,358	1,850	15,208
Restructuring charges and adjustments	3,410	792	—	4,202
Cash payments	(3,299)	(2,073)	(91)	(5,463)

Accrual balance at June 30, 2004	$111	$12,077	$1,759	$13,947

The remaining accrual balance at June 30, 2004 of $13.9 million relates primarily to future lease obligations. Of this amount, $4.2 million is included in other current liabilities and $9.7 million is included in other liabilities on our consolidated balance sheet. Payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. If we are unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, we could find it necessary to further adjust our cost structure through the execution of additional restructuring plans.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and will ultimately result in about 150 to 200 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and will record a restructuring charge in the first quarter of fiscal 2005 of approximately $1.0 million. This restructuring charge consists of severance and related benefits costs.

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that will accommodate all employees in our existing leased facilities in San Francisco, Sunnyvale and Santa Clara, California. In July 2004, we vacated our San Francisco facility and will record a restructuring charge in the first quarter of fiscal 2005 of approximately $2.0 million. We expect to vacate our existing Sunnyvale and Santa Clara facilities in the second quarter of fiscal 2005, which will result in additional restructuring charges in the second quarter of approximately $6.0 million.

IN-PROCESS RESEARCH AND DEVELOPMENT

During fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million related to the write-off of in-process research and development costs.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Interest and other income decreased 27% to $4.3 million in fiscal 2004 from $5.8 million in fiscal 2003 and decreased 17% to $5.8 million in fiscal 2003 from $7.0 million in fiscal 2002 due to declines in short-term interest rates.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. Interest and other expense decreased 58% to $1.2 million in fiscal 2004 from $2.9 million in fiscal 2003. During the second quarter of fiscal 2004, we redeemed our remaining convertible subordinated notes with face values totaling $50.0 million, which significantly contributed to the decrease in interest and other expense in fiscal 2004 compared to fiscal 2003.

Interest and other expense decreased 37% to $2.9 million in fiscal 2003 from $4.6 million in fiscal 2002. During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million. In addition, we repurchased convertible subordinated notes with face values totaling $10.0 million during the fourth quarter of fiscal 2002. These repurchases significantly contributed to the decrease in interest and other expense in fiscal 2003 compared to fiscal 2002.

GAIN (LOSS) ON REDEMPTION OF DEBT

During the second quarter of fiscal 2004, we redeemed our remaining convertible subordinated notes with face values totaling $50.0 million. This redemption resulted in the recognition of a loss of $0.9 million in fiscal 2004, which was comprised of the 1.286% redemption premium paid as well as the write-off of associated deferred issuance costs.

During the first and second quarters of fiscal 2003, we repurchased convertible subordinated notes with face values totaling $28.7 million for a total cost of approximately $27.9 million, which resulted in the recognition of a gain, net of the write-off of associated deferred issuance costs, of approximately $0.5 million.

During the fourth quarter of fiscal 2002, we repurchased convertible subordinated notes with face values totaling $10.0 million for a total cost of $8.9 million, which resulted in the recognition of a gain, net of the write-off of associated deferred issuance costs, of approximately $0.9 million.

INCOME TAX PROVISION

Our effective income tax rate was 38% in fiscal 2004 compared to 37% in fiscal 2003. Excluding the impact of the charge for in-process research and development of $2.3 million, which is not deductible for tax purposes, our effective income tax rate would have been 37% in fiscal 2004.

Our effective income tax rate was 37% in fiscal 2003 compared to 36% in fiscal 2002. Our effective income tax rate increased slightly in fiscal 2003 compared to fiscal 2002 due to a decrease in the impact of tax exempt interest and a change in the geographical mix of income.

NET INCOME

We generated net income of $43.8 million, or $1.10 per diluted share, in fiscal 2004 compared to net income of $34.1 million, or $0.96 per diluted share, in fiscal 2003 and net income of $15.0 million, or $0.45 per diluted share, in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended June 30,
(In thousands)	2004	2003	2002
Cash, cash equivalents and short-term investments	$368,175	$416,554	$330,258
Working capital	273,983	350,649	281,501
Net cash provided by operating activities	86,461	88,113	84,210
Net cash used in investing activities	(2,200)	(26,756)	(14,625)
Net cash provided by (used in) financing activities	(121,354)	20,144	4,271

At June 30, 2004, we had $365.2 million in cash and cash equivalents and $3.0 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities. At June 30, 2004, our working capital was $274.0 million.

In fiscal 2004, 2003 and 2002, we generated positive cash flow from operations of $86.5 million, $88.1 million and $84.2 million, respectively. Our operating cash flows in fiscal 2004 were primarily due to the net income generated during the period and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense and the impact of the income tax benefit from stock option exercises, partially offset by an increase in accounts receivable. In fiscal 2003 and 2002, our operating cash flows were primarily attributable to the net income generated during the periods and the positive impact of non-cash items reflected in the net income amount such as depreciation and amortization expense, as well as decreases in accounts receivable. The decreases in accounts receivable in fiscal 2003 and 2002 resulted from our focus on invoicing and collection process improvements, primarily for maintenance and consulting services.

Net cash used in investing activities amounted to $2.2 million, $26.8 million and $14.6 million in fiscal 2004, 2003 and 2002, respectively. The net cash used in investing activities in fiscal 2004 resulted primarily from purchases of property and equipment of $22.6 million and payments for acquisitions, net of cash acquired, of $6.9 million, which were partially offset by proceeds from maturities of investments, net of purchases, of $29.4 million. The net cash used in investing activities in fiscal 2003 resulted primarily from purchases of property and equipment of $19.8 million and payments for acquisitions of $6.0 million. The net cash used in investing activities in fiscal 2002 was primarily due to purchases of property and equipment of $13.5 million and purchases of intangible assets of $5.8 million, primarily consisting of acquired technologies. These cash outflows were partially offset by proceeds from maturities of investments, net of purchases, of $5.4 million in fiscal 2002. Our capital expenditures in fiscal 2004, 2003 and 2002 consisted primarily of purchases of resources to manage our operations, including computer hardware and software and leasehold improvements. The payments for acquisitions in fiscal 2004 related primarily to our acquisition of Brio in October 2003, and the payments for acquisitions in fiscal 2003 related to our acquisition of Alcar in April 2003.

Net cash used in financing activities was $121.4 million in fiscal 2004 compared to net cash provided by financing activities of $20.1 million in fiscal 2003 and $4.3 million in fiscal 2002. The cash used in financing activities in fiscal 2004 resulted from $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, which was authorized by our board of directors in October 2003, and $131.0 million of repurchases of our common stock under repurchase programs authorized by our board in July 2003 and May 2004. These cash outflows were partially offset by $60.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash provided by financing activities in fiscal 2003 was due to $50.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans, which was partially offset by repurchases of convertible subordinated notes totaling $27.9 million. The net cash provided by financing activities in fiscal 2002 was due to $13.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans, which was partially offset by repurchases of convertible subordinated notes totaling $8.9 million. As of June 30, 2004, we are authorized to repurchase up to an additional $68.9 million of common stock under the repurchase plan authorized by our board of directors in May 2004. We expect to continue to repurchase shares of common stock under this plan in fiscal 2005, subject to market conditions.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least June 30, 2005. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Year Ended June 30,
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Non-cancellable operating leases	$27,652	$24,119	$21,159	$18,451	$14,217	$45,859	$151,457

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-06 on April 1, 2004, and the adoption did not have a material impact on our financial position or results of operations.

RELATED PARTY TRANSACTIONS

In fiscal 2003 and 2002, Siebel Systems purchased approximately $0.2 million and $1.0 million, respectively, of software, maintenance and services from us for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to purchase the same products in accordance with normal contractual terms and conditions. The Chief Financial Officer of Siebel was on our board of directors from June 2000 to February 2003. As of June 30, 2003, all amounts due from Siebel related to these transactions had been received.

In fiscal 2003 and 2002, we purchased approximately $0.8 million and $3.0 million, respectively, of software, maintenance and services from Siebel for purposes of implementing a worldwide customer relationship management system. As of June 30, 2003, we had a payable to Siebel in the amount of $0.2 million related to these transactions, which was paid during fiscal 2004.

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

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price Hyperion’s products, and undetected errors or delays in new products or new versions of a product and/or the failure of anticipated market growth could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, must rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. For fiscal 2005, important newer products or product enhancements include Performance Suite 8 and Essbase 7.1.

Hyperion operates in a very competitive environment.

The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion does. Cognos competes with Hyperion across a wide range of products, offering what they refer to as Corporate Performance Management solutions, as do, generally, the major ERP vendors, including SAP, Microsoft, Oracle and Peoplesoft. Many other companies compete in specific areas of Hyperion’s business. SAS and PeopleSoft have OLAP products and analytic applications, Business Objects and Cognos have query and reporting products, and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, PeopleSoft, SAP and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

If Hyperion is unable to develop or acquire new and enhanced products that achieve widespread market acceptance, Hyperion may be unable to recoup product development costs, and Hyperion’s earnings and revenue may decline.

Hyperion’s future success depends on its ability to address the rapidly changing needs of its customers by developing or acquiring new products and introducing such products, product updates and services on a timely basis. Hyperion must also extend the operation of its products to new platforms and keep pace with technological developments and emerging industry standards. Hyperion commits substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for Hyperion’s products and services in these markets does not materialize or occurs more slowly than Hyperion expects, Hyperion will have expended substantial resources and capital without realizing sufficient revenue, and Hyperion’s business and operating results could be adversely affected.

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

In an effort to simplify and clarify Hyperion’s product positioning and marketing, Hyperion periodically makes changes to Hyperion’s product pricing or product descriptions. Any product price reductions may not be offset by sufficient increases in unit sales to maintain or increase license revenues, and any broadly based changes to pricing or marketing messages could cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing or convey Hyperion’s new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business, results of operations or financial position.

Hyperion may not be able to continue its operational improvements.

As part of Hyperion’s focus on improving its operating margins, Hyperion is driving toward increased efficiencies in Hyperion’s sales force, as well as Hyperion’s services, product development, product marketing, finance, information technology, human resources and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s profits.

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

Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in fiscal 2004 and 2003. If the United States dollar strengthens relative to other currencies in the future, our revenues, operating results and cash flows will be adversely affected.

There are significant risks related to any business combination.

Hyperion has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services and technologies. There are risks involved in these activities, including but not limited to:

•	the possibility that Hyperion pays more than the value it derives from the acquisition;

•	the difficulty of integrating the products, operations and personnel of the acquired businesses;
•	the possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;
•	difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;
•	the difficulty of retaining key alliances on attractive terms with partners and suppliers;
•	the difficulty of retaining and recruiting key personnel and maintaining employee morale;
•	the potential product liability associated with selling the acquired company’s products;
•	the potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and
•	the potential write-down of impaired goodwill and intangible and other assets. In particular, Hyperion recorded approximately $126.7 million of goodwill related to the acquisition of Brio that will not be amortized in the ordinary course of business. To the extent that the business acquired in that transaction (primarily the Performance Suite products) does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.

These factors could have a material adverse effect on Hyperion’s business, results of operations or financial position, especially in the case of a large acquisition.

Hyperion is subject to the possibility of infringement claims.

Hyperion expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. Hyperion has in the past been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial amounts of money. In the event of a successful product infringement claim against Hyperion, and Hyperion’s failure or inability to license the infringed or similar technology, Hyperion’s business, operating results, financial condition and cash flows could be materially adversely affected.

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

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 24% of Hyperion’s total license revenue for fiscal 2004. Indirect channel sales involve a number of special risks, including:

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

Hyperion’s most significant channel partner is IBM Corporation. Hyperion signed an OEM agreement with IBM in September 1996. This agreement can be terminated by IBM on 90 days notice anytime after September 27, 1996 and by Hyperion on 90 days notice anytime after December 31, 2003. If this agreement is terminated by either party, our revenues, operating results and cash flows could be adversely affected.

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

Failure to get approval for additional shares of common stock to be granted as employee stock options or restricted stock could adversely affect our ability to attract and retain employees.

We are seeking to obtain stockholder approval for additional shares of common stock that could be granted as employee stock options or restricted stock to our employees and directors. We may not be able to secure approval for these additional shares. If we do not get such approval, we will be forced to curtail our option issuance, which will adversely impact our ability to retain existing employees and attract qualified candidates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significant risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At June 30, 2004 and June 30, 2003, our short-term investments consisted of investment-grade debt securities with fair values totaling $3.0 million and $18.5 million, respectively, consisting primarily of U.S. government and agency obligations and state and municipal bonds. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies, primarily the Euro and British pound. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany receivables. Intercompany receivables arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Net foreign exchange transaction gains and losses were not material for fiscal 2004, 2003 and 2002. At June 30, 2004 and June 30, 2003, we had net forward contracts to sell U.S. dollar equivalent of $33.5 million and $4.7 million, respectively, in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     Hyperion Solutions Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries at June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 10, 2004

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$365,181	$398,040
Short-term investments	2,994	18,514
Accounts receivable, net of allowances of $8,758 and $8,231	133,491	98,774
Deferred income taxes	12,348	12,890
Prepaid expenses and other current assets	18,434	18,498

TOTAL CURRENT ASSETS	532,448	546,716

Property and equipment, net	72,020	67,533
Goodwill	139,952	12,774
Intangible assets, net	30,945	8,120
Deferred income taxes	24,279	13,633
Other assets	5,011	5,982

TOTAL ASSETS	$804,655	$654,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,121	$45,631
Accrued employee compensation and benefits	51,267	41,637
Income taxes payable	8,557	—
Deferred revenue	136,286	104,868
Other current liabilities	4,234	3,931

TOTAL CURRENT LIABILITIES	258,465	196,067

Long-term debt	—	50,040
Other liabilities	26,619	11,326

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock-$0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock-$0.001 par value; 300,000 shares authorized; 39,408 and 36,654 shares issued; 39,408 and 36,105 shares outstanding	39	37
Additional paid-in capital	434,584	278,339
Treasury stock, at cost: zero and 549 common shares	—	(10,847)
Deferred stock-based compensation	(7,494)	(2,893)
Retained earnings	93,915	137,582
Accumulated other comprehensive loss	(1,473)	(4,893)

TOTAL STOCKHOLDERS’ EQUITY	519,571	397,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$804,655	$654,758

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended June 30,
	2004	2003	2002
REVENUES
Software licenses	$240,096	$201,766	$196,066
Maintenance and services	382,104	308,692	295,952

TOTAL REVENUES	622,200	510,458	492,018

COSTS AND EXPENSES
Cost of revenues:
Software licenses	13,362	15,419	15,430
Maintenance and services	147,816	132,510	137,047
Sales and marketing	225,951	190,025	182,311
Research and development	96,240	73,776	72,206
General and administrative	63,621	47,207	64,843
Restructuring and other charges	4,202	764	107
In-process research and development	2,300	—	—

TOTAL COSTS AND EXPENSES	553,492	459,701	471,944

OPERATING INCOME	68,708	50,757	20,074

Interest and other income	4,283	5,848	7,027
Interest and other expense	(1,230)	(2,940)	(4,635)
Gain (loss) on redemption of debt	(936)	478	941

INCOME BEFORE INCOME TAXES	70,825	54,143	23,407

Income tax provision	27,055	20,033	8,426

NET INCOME	$43,770	$34,110	$14,981

Basic net income per share	$1.15	$0.99	$0.46
Diluted net income per share	$1.10	$0.96	$0.45

Shares used in computing basic net income per share	37,988	34,451	32,836
Shares used in computing diluted net income per share	39,754	35,694	33,491

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME
(In thousands)

	Common Stock			Treasury Stock				Accumulated
			Additional			Deferred		Other
		Par	Paid-in			Stock-Based	Retained	Comprehensive
	Shares	Value	Capital	Shares	Cost	Compensation	Earnings	Loss	Total
Balance at June 30, 2001	33,715	$34	$212,952	1,355	$(23,270)	$—	$88,599	$(10,996)	$267,319
Comprehensive income:
Net income							14,981		14,981
Currency translation effect, net of tax								2,653	2,653
Unrealized gains on investments, net of tax								27	27

Total comprehensive income									17,661

Stock issued under equity plans	947	1	13,378	(11)	173		(108)		13,444
Income tax benefit from exercise of stock options			1,233						1,233

Balance at June 30, 2002	34,662	35	227,563	1,344	(23,097)	—	103,472	(8,316)	299,657
Comprehensive income:
Net income							34,110		34,110
Currency translation effect, net of tax								3,376	3,376
Unrealized gains on investments, net of tax								47	47

Total comprehensive income									37,533

Stock issued under equity plans	1,992	2	41,277	(795)	12,250	(3,157)			50,372
Amortization of deferred stock-based compensation						264			264
Income tax benefit from exercise of stock options			9,499						9,499

Balance at June 30, 2003	36,654	37	278,339	549	(10,847)	(2,893)	137,582	(4,893)	397,325
Comprehensive income:
Net income							43,770		43,770
Currency translation effect, net of tax								3,510	3,510
Unrealized losses on investments, net of tax								(90)	(90)

Total comprehensive income									47,190

Stock and options issued in connection with Brio acq.	4,213	4	132,957			(7,113)			125,848
Stock issued under equity plans	2,481	2	51,658	(549)	10,847	(1,839)	(294)		60,374
Stock repurchased and retired	(3,940)	(4)	(43,898)				(87,143)		(131,045)
Amortization of deferred stock-based compensation						4,351			4,351
Income tax benefit from exercise of stock options			15,528						15,528

Balance at June 30, 2004	39,408	$39	$434,584	—	$—	$(7,494)	$93,915	$(1,473)	$519,571

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,770	$34,110	$14,981
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on redemption of debt	936	(478)	(941)
(Gain) loss on sale of assets	170	(49)	128
Depreciation and amortization	36,858	27,888	31,907
Provision for accounts receivable allowances	8,118	5,797	20,850
Deferred income taxes	(2,999)	6,981	(932)
Income tax benefit from exercise of stock options	15,528	9,499	1,233
In-process research and development	2,300	—	—
Changes in operating assets and liabilities:
Accounts receivable	(20,030)	9,001	31,856
Prepaid expenses and other current assets	(1,865)	468	3,932
Other assets	2,029	(184)	(621)
Accounts payable and accrued expenses	(9,631)	(6,451)	(6,290)
Accrued employee compensation and benefits	(26)	1,546	6,399
Income taxes payable	13,725	(1,332)	(28)
Deferred revenue	534	6,447	(8,892)
Other current liabilities	303	(4,474)	(6,812)
Other liabilities	(3,259)	(656)	(2,560)

Net cash provided by operating activities	86,461	88,113	84,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(12,110)	(24,520)	(43,798)
Proceeds from maturities of investments	41,497	25,180	49,194
Purchases of property and equipment	(22,565)	(19,846)	(13,476)
Proceeds from sale of property and equipment	100	644	223
Purchases of intangible assets	(2,224)	(2,227)	(5,768)
Payments for acquisitions, net of cash acquired	(6,898)	(5,987)	(1,000)

Net cash used in investing activities	(2,200)	(26,756)	(14,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	(2,298)	(242)
Redemption of debt	(50,683)	(27,930)	(8,931)
Purchases of common stock	(131,045)	—	—
Proceeds from issuance of common stock	60,374	50,372	13,444

Net cash provided by (used in) financing activities	(121,354)	20,144	4,271

Effect of exchange rate on cash and cash equivalents	4,234	5,409	4,370

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,859)	86,910	78,226
Cash and cash equivalents at beginning of year	398,040	311,130	232,904

CASH AND CASH EQUIVALENTS AT END OF YEAR	$365,181	$398,040	$311,130

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended June 30,
	2004	2003	2002
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,568	$3,248	$4,316
Cash paid for income taxes	$5,424	$3,775	$9,095
NON-CASH FINANCING ACTIVITY:
Value of stock issued for acquisitions	$116,625	$—	$—
Deferred stock-based compensation from restricted stock issuance	$3,524	$3,157	$—

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Hyperion Solutions Corporation is a leading provider of Business Performance Management (“BPM”) software, which enables companies to translate strategies into plans, monitor execution, and provide insight to manage and improve financial and operational performance. Hyperion provides customers with solutions that include analysis and reporting tools, a business intelligence (“BI”) platform, packaged and tailored applications, and related services. Its solutions support the enterprise-wide processes for proactively managing any business toward optimal performance against goals and for anticipating and forecasting results.

Business Performance Management builds on business intelligence (commonly referred to as query, reporting and analysis), which provides information (including historic analysis, statistical predictions, and forecasts) that helps managers understand how their business is performing at any moment in time. Using data from transactional systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers, our Business Performance Management solutions are used by employees at all levels across organizations – in the finance department and beyond – to provide a single version of the truth about an organization’s performance. Organizations can then leverage this information, which is presented in intuitive, easy-to-understand graphical views, to support continuous performance improvement and accountability.

Hyperion uses its online analytical processing (“OLAP”) technology, Hyperion Essbase, as the analytic foundation for the Hyperion BI Platform. Components within Hyperion Essbase can be used individually to create tailored applications, or in conjunction with our packaged applications to support the entire Business Performance Management process.

On October 16, 2003, Hyperion completed the acquisition of Brio Software, Inc., a business intelligence software provider based in Santa Clara, California. The integration of Brio’s business intelligence software into Hyperion’s product portfolio has further enriched its platform’s query and reporting ability to access relational databases easily and quickly, and to support thousands of users. The Brio tools complement Hyperion’s Business Performance Management offerings and extend the use of business intelligence in the Business Performance Management processes of its customers.

Hyperion offers support and services from offices in 20 countries and works with more than 600 partners to provide solutions to more than 9,000 customer organizations worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Hyperion and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no effect on the prior periods’ total assets, stockholders’ equity, net income or net cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include those related to revenue recognition, accounts receivable allowances, income taxes and valuation of long-lived assets, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

Foreign Currency

The functional currency of Hyperion’s international subsidiaries is their local currency. The financial statements of these subsidiaries are translated into United States dollars using the period-end exchange rates for assets and liabilities, and average exchange rates for the period for revenues and expenses. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of shareholders equity. Foreign currency transaction gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the periods presented.

Hyperion’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that Hyperion considers to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss), while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which Hyperion anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

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

	Year Ended June 30,
	2004	2003	2002
Net income, as reported	$43,770	$34,110	$14,981
Add: stock-based compensation expense included in reported net income, net of tax	2,074	—	—
Deduct: stock-based compensation expense determined under fair value method, net of tax	(18,407)	(16,285)	(16,108)

Net income (loss), pro forma	$27,437	$17,825	$(1,127)

Net income (loss) per share:
Basic – as reported	$1.15	$0.99	$0.46
Basic – pro forma	$0.72	$0.52	$(0.03)
Diluted – as reported	$1.10	$0.96	$0.45
Diluted – pro forma	$0.70	$0.51	$(0.03)

These pro forma amounts may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under Hyperion’s stock option plans in fiscal 2004, 2003 and 2002 was $15.89, $13.27 and $10.90 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for stock purchase awards issued under Hyperion’s employee stock purchase plan in fiscal 2004, 2003 and 2002 was $10.03, $9.03 and $6.67 per share, respectively. The estimated grant date fair values were calculated using the Black-Scholes model.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Year Ended June 30,
	2004	2003	2002
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	53%	59%	70%
Risk free interest rate	2.29%	2.26%	4.53%
Expected term (in years)	5.0	5.0	4.2

Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	52%	63%	70%
Risk free interest rate	1.08%	1.21%	2.69%
Expected term (in years)	0.5	0.5	0.5

The weighted average estimated fair value of the options assumed in the acquisition of Brio Software, Inc. was $15.03 per share. These estimated fair values were calculated using the Black-Scholes model assuming no expected dividends, an expected stock price volatility of 54%, a risk free interest rate of 2.51% and an expected term of 3.56 years.

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

Accounts Receivable Allowances

Hyperion makes judgments as to its ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, Hyperion analyzes several factors, including: its historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect Hyperion’s future ability to collect outstanding receivables, Hyperion may record additional provisions for accounts receivable allowances. Hyperion records the provision for accounts receivable allowances in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our statement of operations.

Hyperion’s accounts receivable allowance was $8.8 million at June 30, 2004 and $8.2 million at June 30, 2003. The total provision for accounts receivable allowances was $8.1 million, $5.8 million and $20.9 million in fiscal 2004, 2003 and 2002, respectively. Of these provisions, $1.4 million, $1.4 million and $4.1 million were recorded in general and administrative expense in fiscal 2004, 2003 and 2002, respectively, and $6.7 million, $4.4 million and $16.8 million were recorded as a reduction of revenue in fiscal 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

All current assets and current liabilities are stated at cost, which approximates fair value due to their short-term nature.

Long-Lived Assets

Hyperion evaluates the recoverability of its long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires Hyperion to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

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

Step 1- Compare the fair value of Hyperion’s single reporting unit to its carrying amount. If the reporting unit’s fair value exceeds its carrying amount, no further work is performed and no impairment charge is necessary. If the reporting unit’s carrying amount exceeds its fair value, step 2 is performed.

Step 2- Compare the implied fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess.

Hyperion performed its goodwill impairment tests upon adoption of SFAS 142 and also during the fourth quarters of fiscal 2004, 2003 and 2002 and was not required to record any impairment losses on goodwill.

Product Development Costs

Hyperion begins capitalizing software product development costs only after establishing technological feasibility, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release and represents the greater of the amount computed using (i) the ratio of current gross revenues for the products to the total of current and anticipated future gross revenues for the products, or (ii) the straight-line method over the remaining estimated economic lives of the products. For fiscal 2004, 2003 and 2002, all of the costs capitalized relate to localization costs for Hyperion’s software products.

Advertising Costs

Hyperion’s advertising costs are expensed as incurred. Advertising costs were $3.5 million, $4.1 million and $2.0 million for fiscal 2004, 2003 and 2002, respectively.

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

During the preparation of our consolidated financial statements, Hyperion estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Hyperion then assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not likely, a valuation allowance is established. To the extent Hyperion establishes a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Hyperion has recorded a valuation allowance due to uncertainties related to our ability to utilize some of its deferred tax assets, primarily relating to foreign net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which Hyperion operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, additional valuation allowances may need to be recorded, which could materially impact Hyperion’s financial position and results of operations.

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

For fiscal 2004, 2003 and 2002, Hyperion had no customers that accounted for 10% or more of total revenues. As of June 30, 2004 and 2003, Hyperion had no customers that accounted for 10% or more of gross accounts receivable. Hyperion does not require collateral from its customers prior to granting credit.

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

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended June 30,
	2004	2003	2002
Net income	$43,770	$34,110	$14,981

Shares used in computing basic net income per share	37,988	34,451	32,836
Effect of potentially dilutive securities	1,766	1,243	655

Shares used in computing diluted net income per share	39,754	35,694	33,491

Basic net income per share	$1.15	$0.99	$0.46
Diluted net income per share	$1.10	$0.96	$0.45

For fiscal 2004, 2003 and 2002, stock option rights totaling 0.8 million shares, 2.3 million shares and 5.7 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For fiscal 2004, 2003 and 2002, 0.4 million shares, 1.1 million shares and 1.4 million shares of common stock, respectively, issuable upon conversion of Hyperion’s convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. In the second quarter of fiscal 2004, all remaining outstanding convertible subordinated notes were redeemed.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30,
	2004	2003	2002
Cumulative translation adjustments	$(1,457)	$(4,967)	$(8,343)
Unrealized gains (losses) on available-for-sale securities, net of tax	(16)	74	27

	$(1,473)	$(4,893)	$(8,316)

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

From time to time, Hyperion utilizes foreign currency forward exchange contracts to offset the risk associated with the effects of certain non-functional currency receivables. As a result, increases or decreases to these receivable balances due to foreign exchange rate changes are offset by gains and losses on the forward contracts. Hyperion’s forward contracts generally have terms of 60 days or less. Hyperion does not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in Hyperion’s consolidated statements of operations. Hyperion’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Net foreign exchange transaction gains and losses were not material for fiscal 2004, 2003 and 2002. At June 30, 2004 and June 30, 2003, Hyperion had net forward contracts to sell U.S. dollar equivalent of $33.5 million and $4.7 million, respectively, in foreign currency.

Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. Hyperion adopted EITF 03-06 on April 1, 2004, and the adoption did not have a material impact on its financial position or results of operations.

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

The aggregate purchase price was approximately $150.1 million, which consisted of approximately $14.0 million in cash, $133.0 million in Hyperion common stock and options, and $3.1 million in acquisition costs, which primarily consist of fees paid for financial advisory, legal, and accounting services. The value of the stock issued to Brio stockholders was based upon the average of the closing prices of one share of Hyperion’s common stock during the five trading days ending July 25, 2003, which was $27.68. The fair value of Hyperion’s stock-based awards issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards was estimated assuming no expected dividends, an expected stock price volatility of 54%, a risk free interest rate of 2.51% and an expected term of 3.56 years.

The intrinsic value allocated to unvested stock-based awards issued to employees was approximately $7.1 million and has been recorded as deferred stock-based compensation. Deferred stock-based compensation is being amortized over the remaining vesting periods of the awards.

In accordance with SFAS 141, “Business Combinations,” Hyperion allocated the purchase price to tangible assets, intangible assets, in-process research and development, deferred compensation, and liabilities based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has been allocated as follows (in thousands):

Current assets	$48,791
Property and equipment	9,493
Goodwill	126,671
Intangible assets	30,000
Deferred taxes	7,065
In-process research and development	2,300
Deferred compensation	7,113
Current liabilities	(16,565)
Deferred revenue	(28,717)
Restructuring costs	(36,074)

Total purchase price	$150,077

In performing the purchase price allocation, Hyperion considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of Brio’s products. The fair values of intangible assets were estimated using the income approach for capitalized software and maintenance agreements, the royalty savings approach for patents and core technology, and the cost approach for customer contracts and related relationships and value added reseller relationships. The rates utilized to discount the net cash flows to their present values were based upon Hyperion’s weighted average cost of capital and range from 14% to 16%. These discount rates were determined after consideration of Hyperion’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Brio. Identifiable intangible assets purchased in the Brio acquisition consist of the following (in thousands, except for useful life):

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

Pro Forma Financial Information (Unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the acquisition-related IPR&D charge and restructuring charges recorded in the second quarter of fiscal 2004 have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the year ended June 30, 2004 combines (i) the results of Hyperion for the year ended June 30, 2004, which include the post-acquisition results of Brio for the period of October 16, 2003 to June 30, 2004 and (ii) the pre-acquisition results of Brio for the period of July 1, 2003 to October 15, 2003. The unaudited pro forma combined statement of operations data for the year ended June 30, 2003 combine (i) the results of Hyperion for the year ended June 30, 2003 and (ii) the results of Brio for the twelve months ended June 30, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003
Revenues	$653,049	$612,203
Net income	39,878	7,618
Basic net income per share	1.02	0.20
Diluted net income per share	0.97	0.19

The Alcar Group, Inc.

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

The aggregate purchase price for the net assets of Alcar was cash of $6.5 million, $0.5 million of which was deferred and was paid in fiscal 2004. Additionally, Hyperion may pay up to a maximum of $1.5 million in performance payments to the shareholders of Alcar through fiscal 2005, subject to the achievement of certain revenue targets. Of the $6.5 million purchase price, approximately $0.1 million was allocated to the net liabilities assumed, approximately $2.3 million was allocated to acquired technologies, which are being amortized over three years, and approximately $4.3 million was allocated to goodwill. In fiscal 2004, Hyperion made a performance payment to the shareholders of Alcar totaling $0.4 million, which was recorded as additional goodwill.

4.	INVESTMENTS

Investments consist of the following (in thousands):

	June 30, 2004
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal bonds	$206	$—	$(2)	$204
U.S. government and agency obligations	2,804	—	(14)	2,790

	$3,010	$—	$(16)	$2,994

	June 30, 2003
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal bonds	$14,426	$81	$(10)	$14,497
U.S. government and agency obligations	4,014	3	—	4,017

	$18,440	$84	$(10)	$18,514

As of June 30, 2004, all available-for-sale debt securities classified as short-term investments had contractual maturities of less than one year. Gross realized gains and losses from the sale of investments were not material for fiscal 2004, 2003 and 2002.

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

Property and equipment consist of the following (in thousands):

	June 30,	June 30,	Useful
	2004	2003	Life
			(in years)
Land	$3,800	$3,800	—
Building and building improvements	35,003	36,135	5 - 39
Leasehold improvements	8,641	15,641	*
Furniture and fixtures	12,511	15,076	7
Computer software	40,709	29,445	3 - 5
Computer equipment	35,030	41,281	2
Other equipment	4,049	6,036	3 - 5

	139,743	147,414
Accumulated depreciation and amortization	(67,723)	(79,881)

	$72,020	$67,533

* Lesser of lease term or useful life

Depreciation and amortization of property and equipment totaled $23.1 million, $20.6 million and $26.1 million in fiscal 2004, 2003 and 2002, respectively.

6.	GOODWILL

The changes in the carrying amount of goodwill consist of the following (in thousands):

	June 30,	June 30,
	2004	2003
Balance at beginning of year	$12,774	$8,171
Goodwill recorded during the period	127,156	4,250
Effect of foreign currency translation	22	353

Balance at end of year	$139,952	$12,774

7. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2004			June 30, 2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Book Value	Amount	Amortization	Book Value
Product development costs	$10,384	$(7,008)	$3,376	$9,889	$(6,285)	$3,604
Acquired technologies	25,433	(6,652)	18,781	6,533	(2,082)	4,451
Other intangibles	10,731	(1,943)	8,788	333	(268)	65

	$46,548	$(15,603)	$30,945	$16,755	$(8,635)	$8,120

During fiscal 2004, 2003 and 2002, Hyperion capitalized product development costs of approximately $2.2 million, $2.0 million and $2.5 million, respectively. Amortization of intangible assets totaled $9.3 million, $6.8 million and $4.9 million, of which $2.3 million, $3.4 million and $2.0 million related to product development costs, for fiscal 2004, 2003 and 2002, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2005	$10,709
2006	8,624
2007	7,380
2008	3,114
2009	923
Thereafter	195

$30,945

8.	INCOME TAXES

Income before income taxes and income tax provision consist of the following (in thousands):

	Year Ended June 30,
	2004	2003	2002
Income before income taxes:
U.S.	$46,106	$29,788	$14,144
Non-U.S.	24,719	24,355	9,263

	$70,825	$54,143	$23,407

Income tax provision:
Current-
Federal	$19,416	$7,577	$6,181
State	3,110	1,246	558
Non-U.S.	8,923	4,244	2,706

	31,449	13,067	9,445
Deferred-
Federal	(3,846)	6,526	(571)
State	(336)	917	(240)
Non-U.S.	(212)	(477)	(208)

	(4,394)	6,966	(1,019)

	$27,055	$20,033	$8,426

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,	June 30,
	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$31,140	$7,081
Accounts receivable	3,185	3,654
Property and equipment	11,703	12,550
Intangible assets	—	1,987
Accrued expenses	9,164	9,236
Deferred stock-based compensation	1,417	—
Other	940	451

	57,549	34,959
Valuation allowance	(16,364)	(6,926)

	41,185	28,033

Deferred income tax liabilities:
Product development costs	1,293	1,441
Intangible assets	3,265	—
Deferred stock-based compensation	—	69

	4,558	1,510

Net deferred income tax assets	$36,627	$26,523

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

	Year Ended June 30,
	2004	2003	2002
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	4.0%	4.0%	4.0%
Tax exempt interest	-1.2%	-1.5%	-2.6%
Write-off of in-process R&D	1.2%	—	—
Non-U.S. operations, including export sales	-1.3%	-1.2%	-4.0%
Net operating losses	0.3%	0.1%	3.3%
Other, net	0.2%	0.6%	0.3%

Effective income tax rate	38.2%	37.0%	36.0%

As of June 30, 2004 and 2003, Hyperion’s non-U.S. net operating loss carryforwards for income tax purposes were approximately $48.3 million and $17.3 million, respectively. Hyperion does not believe it is more likely than not that realization of the deferred tax assets is assured and has, therefore, recorded a valuation allowance of $16.4 million and $6.9 million as of June 30, 2004 and 2003.

9.	LONG-TERM DEBT

In March 1998, Hyperion issued $100.0 million of 4.5% convertible subordinated notes, due March 2005. The notes were subordinated to all existing and future senior debt and were convertible into shares of Hyperion’s common stock at a conversion price of $56.36 per share. The notes were also redeemable at the option of Hyperion, in whole or in part, at any time on or after March 20, 2001, at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of the notes had the right, subject to certain conditions and restrictions, to require Hyperion to offer to repurchase all outstanding notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. Hyperion incurred $3.3 million of costs in connection with the issuance of the notes, which were deferred and included in other assets. These finance costs were being recognized as interest expense over the term of the notes using the straight-line method, which approximated the effective interest method. Interest on the notes began accruing March 16, 1998 and was payable semi-annually on March 15 and September 15.

During fiscal 2004, Hyperion redeemed its outstanding convertible subordinated notes with face values totaling $50.0 million. This redemption resulted in the recognition of a loss of $0.9 million in fiscal 2004, which was comprised of the 1.286% redemption premium paid as well as the write-off of associated deferred issuance costs.

During fiscal 2003 and 2002, Hyperion repurchased and retired $28.7 million and $10.0 million of the notes for a total cost of $27.9 million and $8.9 million, respectively. These repurchases resulted in the recognition of gains, net of the write-off of associated deferred issuance costs, of approximately $0.5 million and $0.9 million in fiscal 2003 and 2002, respectively.

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

In fiscal 2003 and 2002, Hyperion purchased approximately $0.8 million and $3.0 million, respectively, of software, maintenance and services from Siebel for purposes of implementing a worldwide customer relationship management system. As of June 30, 2003, Hyperion had a payable to Siebel in the amount of $0.2 million related to these transactions, which was paid during fiscal 2004.

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

Future minimum lease payments under all non-cancellable operating leases with terms in excess of one year and future sublease income were as follows at June 30, 2004 (in thousands):

	Future Lease	Future Sublease	Net Future Lease
Fiscal Year	Payments	Income	Payments
2005	$27,652	$3,517	$24,135
2006	24,119	4,153	19,966
2007	21,159	3,921	17,238
2008	18,451	3,349	15,102
2009	14,217	2,500	11,717
Thereafter	45,859	2,377	43,482

	$151,457	$19,817	$131,640

Rental expense for fiscal 2004, 2003 and 2002 under all lease agreements was $15.4 million, $16.0 million and $15.8 million, respectively. Sublease income was $3.0 million, $2.8 million and $1.0 million for fiscal 2004, 2003 and 2002, respectively.

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

As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of June 30, 2004.

Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software; (ii) provide a modification to the software so that its use becomes non-infringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these intellectual property indemnification clauses is minimal. Hyperion has no liabilities recorded for these clauses as of June 30, 2004.

Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of June 30, 2004.

Contingencies

From time to time, in the normal course of business, various claims are made against Hyperion. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on the financial position, results of operations or cash flows of Hyperion.

12.	COMMON STOCK

Stock Repurchases

In fiscal 2004, Hyperion’s board of directors authorized the company to repurchase up to $200.0 million of its common stock under two separate stock repurchase programs. In fiscal 2004, Hyperion repurchased and retired a total of 3,940,000 shares of its common stock under these programs for a total cost of $131.0 million. Hyperion will determine the timing and amount of future repurchases based upon market conditions and other factors, and will use existing cash and short-term investments to finance the transactions.

In fiscal 2001, Hyperion repurchased and held in treasury a total of 1,389,000 shares of its common stock for a total cost of $23.8 million. In fiscal 2004, 2003 and 2002, Hyperion reissued 549,000 shares, 795,000 shares and 11,000 shares of treasury stock, respectively, in connection with employee stock option exercises and employee stock purchases. As of June 30, 2004, Hyperion holds no shares of treasury stock.

Restricted Stock

In fiscal 2004, Hyperion issued 90,000 shares of restricted stock to some of its executive officers for nominal consideration. Of these shares, 5,000 shares vest in equal annual installments over a three-year period, 25,000 shares vest in full on the fourth anniversary of the date of issuance, and 60,000 shares vest in full on the fourth anniversary of the date of issuance but can vest earlier based on the achievement of specific performance-based objectives as set forth in the restricted stock purchase agreements. Hyperion recorded deferred stock-based compensation totaling $3.5 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares.

In fiscal 2003, Hyperion issued 125,000 shares of restricted stock to some of its executive officers for nominal consideration. The restricted shares vest in full on the fourth anniversary of the date of issuance, but can vest earlier based on the achievement of performance-based objectives as set by the board of directors. Hyperion recorded deferred stock-based compensation totaling $3.2 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” the deferred stock-based compensation relating to the restricted shares will be re-measured on the date the performance objectives are defined or determined to have been earned by the board of directors. In the event a holder of these restricted shares leaves Hyperion prior to the fourth anniversary of the date of issuance and retains vested shares that would have been forfeited absent the achievement of the performance objectives, the re-measured deferred stock-based compensation will be recorded as an expense in Hyperion’s statement of operations.

In October 1999, Hyperion issued 100,000 shares of restricted stock to its Chairman and Chief Executive Officer for nominal consideration. The restricted shares vested on a monthly basis over a four-year period. Hyperion recorded deferred stock-based compensation totaling $1.9 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. This amount is not reflected as a separate component of stockholders’ equity, but rather has been netted within additional paid-in capital. In connection with the issuance of the restricted stock, Hyperion provided a loan to this officer of $1.0 million. The loan matures in October 2005 and is secured by a pledge of such restricted stock. Interest accrues at 6.02% per annum and is due upon maturity. In January 2002, the CEO’s employment agreement was amended to provide for the forgiveness of a portion of the loan annually based on the achievement of earnings per share targets set by the compensation committee of the board of directors. Based on Hyperion’s financial performance in fiscal 2004, the compensation committee forgave $0.3 million of the outstanding principal balance and $0.1 million of accrued interest, which was recorded as an expense in Hyperion’s statement of operations in fiscal 2004. Based on Hyperion’s financial performance in fiscal 2003, the compensation committee forgave $0.4 million of the outstanding principal balance and $0.1 million of accrued interest, which was recorded as an expense in Hyperion’s statement of operations in fiscal 2003.

13.	STOCK OPTION, EMPLOYEE STOCK PURCHASE, AND EMPLOYEE SAVINGS PLANS

Stock Option Plans

As of June 30, 2004, Hyperion had an aggregate of 8.4 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock, and other equity-based awards. There were 1.1 million shares available for grant under the equity plans as of June 30, 2004. Under the equity plans, stock options and restricted stock can be issued to employees and to non-employee directors.

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

The following table presents a summary of Hyperion’s stock option activity for the years ended June 30 (shares in thousands):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,569	$23.35	9,102	$21.89	8,423	$23.02
Granted	1,979	33.38	1,759	25.67	2,388	18.99
Assumed through acquisition of Brio	1,087	21.07	—	—	—	—
Exercised	(2,584)	19.68	(2,289)	18.34	(348)	14.77
Forfeited	(747)	27.28	(1,003)	25.56	(1,361)	25.66

Outstanding at end of year	7,304	$26.63	7,569	$23.35	9,102	$21.89

Exercisable at end of year	3,658	$25.30	3,613	$24.56	4,304	$23.47

The following table summarizes information about stock options outstanding and exercisable at June 30, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years of	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 8.00 – 19.99	1,900	6.14	$15.76	1,394	$16.06
$20.00 – 24.99	1,328	6.90	$22.11	785	$21.96
$25.00 – 29.99	1,254	5.04	$26.92	572	$26.91
$30.00 – 34.99	1,909	5.45	$32.28	285	$31.75
$35.00 – 49.99	887	5.33	$41.69	597	$42.98
$50.00 – 345.33	26	5.48	$110.74	25	$111.61

	7,304			3,658

Employee Stock Purchase Plan

Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period and a fair market value of $25,000 in any plan year. In fiscal 2004, 2003 and 2002, approximately 368,000 shares, 373,000 shares and 606,000 shares, respectively, were issued under the ESPP. At June 30, 2004, approximately 1,729,000 shares were reserved for future issuance under the ESPP.

Employee Savings Plans

Hyperion maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but generally not more than $13,000 in calendar year 2004 and $12,000 in calendar year 2003. Hyperion contributes to the plan quarterly, up to a maximum of $500 per quarter, per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2004, 2003 and 2002, Hyperion contributed $6.2 million, $3.8 million and $4.7 million, respectively, to the savings plans.

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

In connection with the acquisition of Brio in October 2003, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the combined company’s cost structure. Consequently, Hyperion recorded restructuring charges totaling $3.6 million in fiscal 2004, including $3.4 million of employee severance costs and $0.2 million of facility closure costs. These costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and have been included as a charge to Hyperion’s results of operations.

As a result of the acquisition of Brio, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. The total restructuring and other charges recorded in June 2001 were $42.8 million and were accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was subsequently superseded by SFAS 146. In fiscal 2004, 2003 and 2002, Hyperion made adjustments to the restructuring charges recorded in fiscal 2001 totaling $0.6 million, $0.8 million and $0.1 million, respectively. These adjustments resulted primarily from changes to estimates of sublease income related to our facility exit costs and did not represent new restructuring activities.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2001	$5,537	$17,227	$5,266	$28,030
Adjustments	(126)	393	(1,141)	(874)
Cash payments	(5,058)	(2,735)	(751)	(8,544)

Accrual balance at June 30, 2002	353	14,885	3,374	18,612
Adjustments	—	764	—	764
Cash payments	(353)	(2,291)	(1,524)	(4,168)

Accrual balance at June 30, 2003	—	13,358	1,850	15,208
Restructuring charges and adjustments	3,410	792	—	4,202
Cash payments	(3,299)	(2,073)	(91)	(5,463)

Accrual balance at June 30, 2004	$111	$12,077	$1,759	$13,947

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3, which are included in “Accounts payable and accrued expenses,” “Accrued employee compensation and benefits,” and “Other liabilities” in the accompanying condensed consolidated balance sheet (in thousands):

			Asset
	Severance	Facilities	Impairments	Total
Accrual balance at June 30, 2003	$—	$—	$—	$—
Restructuring costs	4,767	26,588	4,719	36,074
Non-cash items	—	—	(4,719)	(4,719)
Cash payments	(3,263)	(4,181)	—	(7,444)

Accrual balance at June 30, 2004	$1,504	$22,407	$—	$23,911

The restructuring costs recorded during fiscal 2004 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement. Any changes to the estimates of executing the currently approved plans of restructuring will be reflected in Hyperion’s results of operations.

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Year Ended June 30,
	2004	2003	2002
Revenues:
Americas	$380,894	$318,538	$324,352
EMEA	199,780	163,988	141,423
APAC	41,526	27,932	26,243

	$622,200	$510,458	$492,018

	June 30,	June 30,
	2004	2003
Long-lived assets:
Americas	$63,936	$59,857
EMEA	5,680	6,360
APAC	2,404	1,316

	$72,020	$67,533

The following table presents revenues for groups of similar products and services (in thousands):

		Year Ended June 30,
	2004	2003	2002
Software licenses	$240,096	$201,766	$196,066
Maintenance and services:
Maintenance	264,866	212,157	186,052
Consulting and training	117,238	96,535	109,900

	382,104	308,692	295,952

Total revenues	$622,200	$510,458	$492,018

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

As previously discussed, Hyperion acquired Brio Software, Inc. in October 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, Hyperion’s headcount increased by approximately 15% in the second quarter of fiscal 2004 as a result of the acquisition, resulting in increased salaries and related costs. Operating expenses in the second quarter of fiscal 2004 also included $3.2 million of restructuring charges and a $2.3 million charge for in-process research and development related to the acquisition of Brio.

The following is a summary of the unaudited quarterly results of operations for fiscal 2004 and 2003 (in thousands, except per share data):

Fiscal 2004	Sep. 30	Dec. 31	Mar. 31	Jun. 30
Revenues	$123,552	$156,136	$166,144	$176,368
Gross profit	90,032	115,683	123,198	132,109
Net income	9,687	6,618	12,726	14,739
Net income per share – diluted	0.26	0.16	0.32	0.36

Fiscal 2003	Sep. 30	Dec. 31	Mar. 31	Jun. 30
Revenues	$119,879	$126,037	$126,559	$137,983
Gross profit	84,450	90,285	88,304	99,490
Net income	9,112	7,569	8,267	9,162
Net income per share – diluted	0.27	0.21	0.23	0.25

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to executive officers is set forth in Part I of this Form 10-K. The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Compensation and Related Information” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Ratification of Independent Accountants – Fees Paid to PricewaterhouseCoopers” in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

(1)	The following financial statements are filed as part of this annual report:

(2)	The following financial statement schedule is filed as part of this annual report:

Page
Schedule II – Valuation and Qualifying Accounts	61

All other schedules have been omitted since they are either not required or not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(3)	The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K

On April 21, 2004, we filed a current report on Form 8-K in connection with the issuance of a press release dated April 21, 2004 announcing the financial results for our third fiscal quarter ended March 31, 2004.

On July 21, 2004, we filed a current report on Form 8-K in connection with the issuance of two press releases dated July 21, 2004 announcing the financial results for our fourth fiscal quarter and year ended June 30, 2004 and announcing the appointment of Jeffrey Rodek as Executive Chairman and Godfrey Sullivan as President and Chief Executive Officer of Hyperion.

(c) Exhibits

See Item 15(a)(3) of this annual report.

(d) Financial Statement Schedule

See Item 15(a)(2) of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2004	Hyperion Solutions Corporation (Registrant)

By:	/s/ David W. Odell
David W. Odell
Chief Financial Officer

By:	/s/ William B. Dewes
William B. Dewes
Global Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey R. Rodek Jeffrey R. Rodek	Executive Chairman	September 10, 2004
/s/ Godfrey R. Sullivan Godfrey R. Sullivan	Director, President and Chief Executive Officer	September 10, 2004
/s/ Henry R. Autry Henry R. Autry	Director	September 10, 2004
/s/ Terry Carlitz Terry Carlitz	Director	September 10, 2004
/s/ Yorgen Edholm Yorgen Edholm	Director	September 10, 2004
/s/ Gary G. Greenfield Gary G. Greenfield	Director	September 10, 2004
/s/ Aldo Papone Aldo Papone	Director	September 10, 2004
/s/ John Riccitiello John Riccitiello	Director	September 10, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to					Balance
	Beginning	Costs and	Other				at End
Description	of Period	Expenses	Additions		Deductions		of Period
Year Ended June 30, 2004:
Allowance for doubtful accounts	$8,231	1,364	6,754	(a)	7,591	(b)	$8,758
Valuation allowance for deferred tax assets	6,926	(935)	10,373	(c)	—		16,364
Year Ended June 30, 2003:
Allowance for doubtful accounts	$10,660	1,357	4,440	(a)	8,226	(b)	$8,231
Valuation allowance for deferred tax assets	6,894	32	—		—		6,926
Year Ended June 30, 2002:
Allowance for doubtful accounts	$12,476	4,038	16,812	(a)	22,666	(b)	$10,660
Valuation allowance for deferred tax assets	6,075	819	—		—		6,894

(a)	Charged to revenues
(b)	Write-offs, net of recoveries
(c)	Impact of purchase accounting

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated May 25, 1998, by and among Registrant, Merger Sub and Hyperion Software Corporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on May 29, 1998).

2.2	Share Purchase Agreement, dated April 14, 1999, by and among the Registrant, HSC Acquisition Co., and the shareholders of Sapling Corporation (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 28, 1999).

2.3	Agreement and Plan of Merger and Reorganization among Hyperion Solutions Corporation, T-Bird Acquisition, Inc., and Brio Software, Inc., dated as of July 23, 2003 (incorporated by reference to the exhibits to the Registrant’s Schedule 13D Statement filed on August 4, 2003).

3.1	Restated Certificate of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on October 13, 1998).

3.2	Amended and Restated Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-4, as amended, filed on June 18, 1998).

4.1	Specimen Certificate of the Registrant’s Common Stock (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed on November 6, 1995).

10.1	1992 Stock Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed on November 6, 1995).

10.2	1995 Stock Option/Stock Issuance Plan, as amended and restated through November 14, 2002 (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8 filed on December 20, 2002).

10.3	1999 Stock Option Plan (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000).

10.4	Employee Stock Purchase Plan, as amended and restated as of September 16, 2003 (incorporated by reference to the exhibits to the Registrant’s Proxy Statement filed on October 6, 2003).

10.5	Hyperion Software Corporation 1991 Stock Plan (incorporated by reference to the exhibits to Hyperion Software Corporation’s Registration Statement on Form S-1).

10.6	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan (incorporated by reference to the exhibits to Hyperion Software Corporation’s Registration Statement on Form S-1).

10.7	Form of Indemnification Agreement (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed on November 6, 1995).

10.8	Lease Agreement between the Registrant and SBC&D Co., Inc., dated July 16, 1996 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on June 27, 1997).

10.9	Lease Agreement between the Registrant and Prentiss Properties Acquisition Partners, L.P., dated June 16, 2004 (filed herewith).

10.10	Employment Agreement with Jeffrey R. Rodek, dated September 11, 2002 (incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2002).

10.11	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999 (incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2000).

Exhibit
Number	Description
10.12	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999 (incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2000).

10.13	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000).

10.14	Employment Agreement with David W. Odell, dated December 6, 2000 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 14, 2001).

10.15	Employment Agreement with W. Russell Wayman, dated January 22, 2001 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 14, 2001).

10.16	Employment Agreement with Godfrey R. Sullivan, dated October 17, 2001 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 25, 2002).

10.17	Employment Agreement with Burton Goldfield, dated January 1, 2004 (filed herewith).

21.1	List of subsidiaries of the Registrant (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of David W. Odell pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350 (filed herewith).