Form 10-Q
period 2004-09-30
HYPERION SOLUTIONS CORP
filed 2004-11-09
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, there were 38,989,188 shares of the registrant’s common stock outstanding.

HYPERION SOLUTIONS CORPORATION
FORM 10-Q

“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion Solutions Corporation. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$359,530	$365,181
Short-term investments	3,021	2,994
Accounts receivable, net of allowances of $9,314 and $8,758	112,553	133,491
Deferred income taxes	12,694	12,348
Prepaid expenses and other current assets	18,251	18,434

TOTAL CURRENT ASSETS	506,049	532,448
Property and equipment, net	70,982	72,020
Goodwill	140,803	139,952
Intangible assets, net	31,528	30,945
Deferred income taxes	25,277	24,279
Other assets	4,529	5,011

TOTAL ASSETS	$779,168	$804,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,145	$58,121
Accrued employee compensation and benefits	41,916	51,267
Income taxes payable	9,925	8,557
Deferred revenue	129,690	136,286
Other current liabilities	5,777	4,234

TOTAL CURRENT LIABILITIES	245,453	258,465
Other liabilities	24,929	26,619
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 38,888 and 39,408 shares issued and outstanding	39	39
Additional paid-in capital	435,692	434,584
Deferred stock-based compensation	(6,279)	(7,494)
Retained earnings	80,549	93,915
Accumulated other comprehensive loss	(1,215)	(1,473)

TOTAL STOCKHOLDERS’ EQUITY	508,786	519,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$779,168	$804,655

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
REVENUES
Software licenses	$57,424	$43,045
Maintenance and services	102,114	80,507

TOTAL REVENUES	159,538	123,552
COSTS AND EXPENSES
Cost of revenues:
Software licenses	3,292	3,059
Maintenance and services	37,341	30,461
Sales and marketing	58,733	42,442
Research and development	25,714	19,784
General and administrative	14,869	12,920
Restructuring charges	3,069	—

TOTAL COSTS AND EXPENSES	143,018	108,666

OPERATING INCOME	16,520	14,886
Interest and other income	1,357	1,140
Interest and other expense	(12)	(652)

INCOME BEFORE INCOME TAXES	17,865	15,374
Income tax provision	6,252	5,687

NET INCOME	$11,613	$9,687

Other comprehensive income	258	375

COMPREHENSIVE INCOME	$11,871	$10,062

Basic net income per share	$0.30	$0.27
Diluted net income per share	$0.29	$0.26
Shares used in computing basic net income per share	39,073	35,898
Shares used in computing diluted net income per share	40,603	37,365

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,613	$9,687
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	—	105
Depreciation and amortization	9,575	6,471
Provision for accounts receivable allowances	1,367	2,159
Deferred income taxes	(826)	(1,469)
Income tax benefit from exercise of stock options	3,119	1,655
Changes in operating assets and liabilities:
Accounts receivable	19,888	9,485
Prepaid expenses and other current assets	308	(1,640)
Other assets	465	974
Accounts payable and accrued expenses	(206)	(4,762)
Accrued employee compensation and benefits	(9,472)	(10,447)
Income taxes payable	1,409	3,929
Deferred revenue	(6,779)	(849)
Other current liabilities	1,543	56
Other liabilities	(1,684)	(627)

Net cash provided by operating activities	30,320	14,727

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investments	—	6,133
Purchases of property and equipment	(4,721)	(3,732)
Proceeds from sale of property and equipment	24	23
Purchases of intangible assets	(1,773)	(540)
Payments for acquisitions, net of cash acquired	(2,838)	—

Net cash provided by (used in) investing activities	(9,308)	1,884

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of common stock	(35,183)	(26,027)
Proceeds from issuance of common stock	8,475	7,337

Net cash used in financing activities	(26,708)	(18,690)
Effect of exchange rate on cash and cash equivalents	45	181

DECREASE IN CASH AND CASH EQUIVALENTS	(5,651)	(1,898)
Cash and cash equivalents at beginning of period	365,181	398,040

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$359,530	$396,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8	$1,270
Cash paid for income taxes	$1,970	$1,267

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. The balance sheet at June 30, 2004 has been derived from the audited financial statements, but it does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2004.

In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2005.

2. Significant Accounting Policies

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

Accounts Receivable Allowances

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Allowances are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, allowances are made at differing rates, based upon the age of the receivable. In determining these allowances, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowances for accounts receivable does not reflect our future ability to collect outstanding receivables, we may record additional allowances for accounts receivable. We record the provision for accounts receivable allowances either in general and administrative expense or as a reduction of revenue based on the underlying cause of the provision to the appropriate classification in our statement of operations.

Our accounts receivable allowances totaled $9.3 million at September 30, 2004 and $8.8 million at June 30, 2004. The total provision for accounts receivable allowances was $1.4 million and $2.2 million for the three months ended September 30, 2004 and 2003 respectively. Of these amounts, $0.1 million and $0.5 million were recorded in general and administrative expense for the three months ended September 30, 2004 and 2003, respectively, and $1.3 million and $1.7 million were recorded as a reduction of revenues for the three months ended September 30, 2004 and 2003, respectively.

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

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2004	2003
Net income	$11,613	$9,687
Shares used in computing basic net income per share	39,073	35,898
Effect of potentially dilutive securities	1,530	1,467

Shares used in computing diluted net income per share	40,603	37,365

Basic net income per share	$0.30	$0.27
Diluted net income per share	$0.29	$0.26

For the three months ended September 30, 2004 and 2003, stock option rights totaling 1.1 million shares and 1.0 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

For the three months ended September 30, 2003, 0.9 million shares of common stock issuable upon conversion of the convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. In the second quarter of fiscal 2004, all remaining outstanding convertible subordinated notes were redeemed.

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

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$11,613	$9,687
Add: stock-based compensation expense included in reported net income, net of tax	159	—
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(4,298)	(4,431)

Net income, pro forma	$7,474	$5,256

Net income per share:
Basic – as reported	$0.30	$0.27
Basic – pro forma	$0.19	$0.15
Diluted – as reported	$0.29	$0.26
Diluted – pro forma	$0.19	$0.14

These pro forma amounts may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, “that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. The adoption of EITF 04-08 is not expected to have a material impact on our financial position or results of operations.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as Hyperion will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

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

Valuation of Goodwill, Intangibles, and Long-Lived Assets

We account for goodwill under SFAS 142, “Goodwill and Other Intangible Assets,” which requires us to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process as described in note 4 to our consolidated financial statements. We have determined that we have only a single reporting unit, and we are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on our market capitalization. Our determination that we have only a single reporting unit and the method used to estimate the fair value of that reporting unit requires significant judgment.

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

3. Commitments and Contingencies

Guarantees and Indemnifications

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), requires that Hyperion recognize the fair value for guarantee and indemnification arrangements issued or modified by Hyperion after December 31, 2002 if these arrangements are within the scope of FIN 45. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that the Company’s products infringe the intellectual property rights of a third party. Another example of our indemnification arrangements are indemnifications of our Board of Directors and officers. We have not recorded a liability related to these indemnification and guarantee provisions. We implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on our financial position, results of operations or cash flows.

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

	$30,000

In-process research and development (“IPR&D”) of $2.3 million was expensed in the second quarter of fiscal 2004 because the purchased research and development had no alternative uses and had not reached technological feasibility. The IPR&D relates to the Brio 8 product line. The value assigned to IPR&D was determined utilizing the income approach. The stage of completion for the project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, a discount rate of 20% was deemed appropriate for valuing IPR&D. As of September 30, 2004, the Brio 8 product line is continuing to be developed.

Pro Forma Financial Information (Unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the three months ended September 30, 2003 combine (i) the results of Hyperion for the three months ended September 30, 2003 and (ii) the results of Brio for the three months ended September 30, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

Three Months Ended
September 30,
2003
Revenues	$150,992
Net income	2,087
Basic net income per share	0.05
Diluted net income per share	0.05

QiQ Solutions Pty Limited

In July 2004, we acquired certain assets and assumed certain liabilities of QiQ Solutions Pty Limited, an Australian based developer of management and reporting tools for the enterprise Business Intelligence market. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Hyperion’s consolidated statements of operations include the results of QiQ from the date of acquisition.

QiQ Solutions markets several products that allow business users to build interactive dashboards through a “point and click” wizard-driven interface in the time it typically takes to build reports. Through customizable templates, the products enhance dashboard consistency and user experience across the enterprise, and reduce customers’ total cost of ownership. QiQ Solutions’ tools supplement Hyperion’s Business Intelligence Platform by enabling customers to deploy more dashboards faster and to better manage larger enterprise-wide Hyperion Performance Suite implementations.

The aggregate purchase price for the net assets of QiQ was cash of $2.0 million. Additionally, Hyperion may pay up to a maximum of $700,000 in performance payments to the shareholders of QiQ subject to the achievement of certain revenue targets established for the quarter ending December 31, 2004 through the quarter ending September 30, 2006. Of the $2.0 million purchase price, approximately $1.7 million was allocated to acquired technologies, which are being amortized over a three year period, and $0.3 million was allocated to goodwill.

5. Restructuring Accruals

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and will ultimately result in about 150 to 200 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $1.1 million. This restructuring charge consists of severance and related benefits costs. These costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and have been included as a charge to Hyperion’s results of operations.

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that will accommodate all employees in our existing leased facilities in San Francisco, Sunnyvale and Santa Clara, California. In July 2004, we vacated our San Francisco facility and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $2.0 million. We expect to vacate our existing Sunnyvale and Santa Clara facilities in the second quarter of fiscal 2005, which will result in additional restructuring charges in the second quarter of approximately $6.0 million. These costs will be accounted for under SFAS 146 and will be included as a charge to Hyperion’s results of operations.

In connection with the acquisition of Brio in October 2003, management approved and initiated plans to restructure the operations of Hyperion to eliminate certain duplicative activities and reduce the combined company’s cost structure. Consequently, Hyperion recorded restructuring charges totaling $3.6 million in fiscal 2004, including $3.4 million of employee severance costs and $0.2 million of facility closure costs. These costs were accounted for under SFAS 146 and have been included as a charge to Hyperion’s results of operations.

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

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Balance at June 30, 2004	$111	$12,077	$1,759	$13,947
Restructuring costs	1,058	2,011	—	3,069
Cash payments	(984)	(1,049)	(4)	(2,037)

Balance at September 30, 2004	$185	$13,039	$1,755	$14,979

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Accounts payable and accrued expenses,” “Accrued employee compensation and benefits,” and “Other liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2004	$1,504	$22,407	$23,911
Restructuring costs	—	—	—
Cash payments	(760)	(1,448)	(2,208)

Balance at September 30, 2004	$744	$20,959	$21,703

The restructuring costs recorded during the three months ended September 30, 2004 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement. Any changes to the estimates of executing the currently approved plans of restructuring will be reflected in Hyperion’s results of operations.

6. Stock Repurchases

In May 2004, Hyperion’s board of directors authorized the company to repurchase up to $75.0 million of its common stock. In the first quarter of fiscal 2005, Hyperion repurchased 941,000 shares of its common stock under this program for a total cost of $35.2 million. Of this amount, $10.4 million was recorded as a reduction to additional paid-in capital and the remaining $24.8 million was recorded as a reduction to retained earnings. Hyperion will determine the timing and amount of future repurchases based upon market conditions and other factors and will use existing cash and short-term investments to finance the transactions.

7. Segment and Geographic Information

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Americas	$97,085	$74,942
EMEA	52,328	41,836
APAC	10,125	6,774

	$159,538	$123,552

	September 30,	June 30,
	2004	2004
Long-lived assets:
Americas	$63,382	$63,936
EMEA	5,467	5,680
APAC	2,133	2,404

	$70,982	$72,020

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Software licenses	$57,424	$43,045
Maintenance and services:
Maintenance	71,430	55,310
Consulting and training	30,684	25,197

	102,114	80,507

Total revenues	$159,538	$123,552

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

We acquired Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, our headcount increased by approximately 15% as a result of the acquisition.

REVENUES

	Three Months Ended September 30,
		Percent of		Percent of
		Total		Total
(In thousands)	2004	Revenue	2003	Revenue
Software licenses	$57,424	36%	$43,045	35%
Maintenance and services:
Maintenance	71,430	45%	55,310	45%
Consulting and training	30,684	19%	25,197	20%

	102,114	64%	80,507	65%

Total revenues	$159,538	100%	$123,552	100%

Total revenues increased 29% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Total revenues declined approximately 10% quarter-over-quarter, historically in line with seasonal declines associated with the first quarter. Geographically, first quarter fiscal 2005 Americas, EMEA and APAC revenues declined 12%, 3% and 17%, respectively, from fourth quarter fiscal 2004.

The change in foreign currency exchange rates favorably affected total revenues in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 by approximately $3.7 million primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 26% in the first quarter of fiscal 2005 compared to the same period in fiscal 2004.

Software licenses. Software license revenues increased 33% to $57.4 million in the first quarter of fiscal 2005 from $43.0 million in the first quarter of fiscal 2004. While this license revenue growth was predominantly attributable to sales of Hyperion Performance Suite, the former Brio products, we also experienced growth across our financial applications.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 27% of total license revenue in the first quarter of fiscal 2005 compared to 24% in the first quarter of fiscal 2004. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner represented more than 10% of total revenue during the periods presented.

Maintenance and services. Maintenance and services revenue increased 27% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, which was comprised of a 29% increase in maintenance revenue and a 22% increase in consulting and training services revenue.

The increase in maintenance revenue in the first quarter of fiscal 2005 was primarily attributable to our acquisition of Brio in October 2003 and, to a lesser extent, to year-over-year growth of our installed customer base. The increase in consulting and training services revenue in the first quarter of fiscal 2005 was principally due to our acquisition of Brio in October 2003 and, to a lesser extent, to increased utilization rates in our consulting organization.

COST OF REVENUES

	Three Months Ended September 30,
		Percent of		Percent of
		Related		Related
(In thousands)	2004	Revenue	2003	Revenue
Software licenses	$3,292	6%	$3,059	7%
Maintenance and services	37,341	37%	30,461	38%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Total cost of software licenses, as a percent of revenues, declined slightly in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Royalty expense in the first quarter of fiscal 2005 decreased $1.3 million compared to the same period in fiscal 2004 primarily due to a different mix of product sales as well as the termination of an OEM relationship. Partially offsetting the decrease in royalty expense was a $1.2 million increase in amortization expense primarily resulting from our acquisition of Brio in October 2003.

Gross margin on software license revenue was 94% in the first quarter of fiscal 2005 compared to 93% for the first quarter of fiscal 2004.

In the first three months of fiscal 2005 and 2004, we capitalized $1.8 million and $0.4 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. The increased investment in localization costs can be attributed to the addition of new localized products and modules to our product suite as well as expanding our localization into new languages and increasing the scope of localization in current markets. Capitalized software product development costs are amortized over the estimated economic lives of the products, which is generally three years. The amortization of capitalized product development costs begins upon the general release of the software to customers.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue increased 23% to $37.3 million in the first quarter of fiscal 2005 from $30.5 million in the first quarter of fiscal 2004. The increase in cost of maintenance and services revenue in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was principally due to a $2.5 million increase in employee expenses and a $2.1 million increase in subcontractor and other external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. Maintenance and services headcount grew to 762 employees at September 30, 2004 from 737 employees at September 30, 2003, primarily due to the addition of incremental Brio employees.

Gross margin percent increased slightly to 63% in first quarter fiscal 2005 from 62% in the same quarter last year.

OPERATING EXPENSES

Total first quarter fiscal year 2005 operating expenses grew approximately 30% over the same period last year. Our acquisition of Brio accounted for the majority of the increase from the same quarter last year, primarily represented by additional headcount related costs and facilities expenses.

We expect second quarter fiscal year 2005 operating expenses to increase over first quarter fiscal year 2005 due to higher compensation costs associated with our October salary merit increase and due to continued investments in sales and marketing activities. We expect to hire additional headcount in the field organization and increase our field marketing efforts.

	Three Months Ended September 30,
		Percent of		Percent of
		Total		Total
(In thousands)	2004	Revenue	2003	Revenue
Sales and marketing	$58,733	37%	$42,442	34%
Research and development	25,714	16%	19,784	16%
General and administrative	14,869	9%	12,920	10%

Total operating expenses	$99,316		$76,146

Sales and marketing. Sales and marketing expense increased 38% to $58.7 million in the first quarter of fiscal 2005 from $42.4 million in the first quarter of fiscal 2004. This increase was mainly due to a $9.9 million increase in employee expenses and $1.5 million increase in external personnel cost resulting primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Sales and marketing headcount grew to 851 employees at September 30, 2004 from 689 employees at September 30, 2003, primarily due to the addition of incremental Brio employees.

Research and development. Research and development expense increased 30% to $25.7 million in the first quarter of fiscal 2005 from $19.8 million in the first quarter of fiscal 2004. This increase was mainly attributable to a $3.2 million increase in employee expenses and $1.3 million increase in subcontractors and external personnel cost, both of which primarily resulted from our acquisition of Brio in October 2003. Research and development headcount grew to 502 employees at September 30, 2004 from 432 employees at September 30, 2003, primarily due to the addition of incremental Brio employees.

General and administrative. General and administrative expense increased 15% to $14.9 million in the first quarter of fiscal 2005 from $12.9 million in the first quarter of fiscal 2004. This increase was principally due to a $0.9 million increase in employee expenses that resulted from our acquisition of Brio in October 2003. General and administrative headcount grew to 363 employees at September 30, 2004 from 343 employees at September 30, 2003, primarily due to the addition of incremental Brio employees.

RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and will ultimately result in about 150 to 200 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $1.1 million. This restructuring charge consists of severance and related benefits costs.

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that will accommodate all employees in our existing leased facilities in San Francisco, Sunnyvale and Santa Clara, California. In July 2004, we vacated our San Francisco facility and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $2.0 million. We expect to vacate our existing Sunnyvale and Santa Clara facilities in the second quarter of fiscal 2005, which will result in additional restructuring charges in the second quarter of approximately $5.0 - $6.0 million.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Interest and other income increased 19% to $1.4 million in the first quarter of fiscal 2005 compared to $1.1 million in the first quarter of fiscal 2004.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. Interest and other expense decreased 98% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to the redemption of all of our remaining convertible notes in the second quarter of fiscal 2004.

INCOME TAX PROVISION

Our effective income tax rate was 35% and 37% for the first quarters of fiscal 2005 and 2004, respectively. We anticipate an income tax rate of 35% for all of fiscal 2005.

NET INCOME

We generated net income of $11.6 million, or $0.29 per diluted share, in the first quarter of fiscal 2005 compared to net income of $9.7 million, or $0.26 per diluted share, in the first quarter of fiscal 2004.

We project total revenues in the second quarter of fiscal 2005 to be in the range of $166.0 million to $170.0 million. We expect earnings per share for the second quarter of fiscal 2005 to be in the range of $0.24 to $0.29 per diluted share, assuming an effective tax rate of 35% and projected diluted shares outstanding of approximately 40.5 million.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,
(In thousands)	2004	2003
Cash, cash equivalents and short-term investments	$362,551	$408,522
Working capital	260,596	344,210

	Three Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$30,320	$14,727
Net cash provided by (used in) investing activities	(9,308)	1,884
Net cash used in financing activities	(26,708)	(18,690)

At September 30, 2004, we had $359.5 million in cash and cash equivalents and $3.0 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities. At September 30, 2004, our working capital was $260.6 million.

In the first quarter of fiscal 2005 and 2004, we generated positive cash flow from operations of $30.3 million and $14.7 million, respectively. In the first quarter of fiscal 2005, our operating cash flow was due to the net income generated during the period, significant decrease in accounts receivable and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, partially offset by decreases in accrued employee compensation and benefits and deferred revenue. In the first quarter of fiscal 2004, our positive operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, as well as a substantial decrease in accounts receivable due to our focus on invoicing and collection process improvements in fiscal 2003. These cash inflows were partially offset by decreases in accounts payable, accrued expenses and accrued employee compensation and benefits.

Net cash used in investing activities amounted to $9.3 million in the first quarter of fiscal 2005 compared to net cash provided by investing activities of $1.9 million in the first quarter of fiscal 2004. The cash used in investing activities in the first quarter of fiscal 2005 resulted from purchases of property and equipment of $4.7 million, purchase of intangible assets of $1.8 million and payment for acquisition, net of cash acquired, of $2.8 million. The cash provided by investing activities in the first quarter of fiscal 2004 resulted primarily from proceeds from maturities of investments, net of purchases, of $6.1 million, partially offset by purchases of property and equipment of $3.7 million.

Net cash used in financing activities was $26.7 million and $18.7 million in the first quarter of fiscal 2005 and 2004, respectively. The cash used in financing activities in the first quarter of fiscal 2005 primarily resulted from $35.2 million repurchases of Hyperion common stock, which was partially offset by $8.5 million of proceeds from issuance of common stock under employee stock option and stock purchase plans. The cash used in financing activities in the first quarter of fiscal 2004 resulted from $26.0 million of repurchases of Hyperion common stock, partially offset by $7.3 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. As of September 30, 2004, we are authorized to repurchase up to an additional $33.7 million of common stock under the repurchase plan authorized by our board of directors in May 2004. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2005, subject to market conditions and other factors.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least September 30, 2005. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Year Ended June 30,
(In thousands)	2005 [1]	2006	2007	2008	2009	Thereafter	Total
Non-cancellable operating leases	$21,030	$23,152	$20,558	$17,922	$12,515	$44,943	$140,120

[1]	For the year ending June 30, 2005, the table above includes only those obligations to be settled between October 1, 2004 and June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, “that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. The adoption of EITF 04-08 is not expected to have a material impact on our financial position or results of operations.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as Hyperion will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

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

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price its products, as well as undetected errors or delays in new products or new versions of a product could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, must rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. For fiscal 2005, important newer products or product enhancements include Performance Suite 8 and Essbase 7X.

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

Hyperion’s future success depends on its ability to address the rapidly changing needs of its customers by developing or acquiring new products and introducing such products, product updates and services on a timely basis. Hyperion must also extend the operation of its products to new platforms and keep pace with technological developments and emerging industry standards. Hyperion commits substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for its products and services in these markets does not materialize or occurs more slowly than Hyperion expects, Hyperion will have expended substantial resources and capital without realizing corresponding revenue, and Hyperion’s business and operating results could be adversely affected.

Failure to upgrade older products will adversely affect revenue.

As newer products are introduced by Hyperion, or by its competition, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses, and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually upgrade older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, declining maintenance and new license revenue from older products could have a material adverse effect on Hyperion’s business.

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

In an effort to simplify and clarify Hyperion’s product positioning and marketing, Hyperion periodically makes changes to its product pricing or product descriptions. Any product price reductions may not be offset by sufficient increases in unit sales to maintain or increase license revenues, and any broadly based changes to pricing or marketing messages could cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing or convey Hyperion’s new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business, results of operations or financial position.

Hyperion may not be able to continue its operational improvements.

As part of Hyperion’s focus on improving its operating margins, Hyperion is driving toward increased efficiencies in its sales force, as well as Hyperion’s services, product development, product marketing, finance, information technology, human resources and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s profits.

Reorganizations may adversely affect productivity.

Hyperion has continued to make adjustments to its operations and organization. For example, we are currently making changes to the structure of the North American sales organization. These changes have historically resulted in productivity declines and could have a negative impact on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve momentum and productivity could materially adversely impact Hyperion’s revenue and profits.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

     The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

     While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

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

Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in the first quarter of fiscal 2005. If the United States dollar strengthens relative to other currencies in the future, our revenues, operating results and cash flows will be adversely affected.

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

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 27% of Hyperion’s total license revenue for the first quarter of fiscal 2005. Indirect channel sales involve a number of special risks, including:

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

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we generally do not record compensation expense related to employee stock options. On March 31, 2004, the Financial Accounting Standards Board issued an Exposure Draft of a proposed accounting standard that would require public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. The final standard is expected to be issued in the second quarter of fiscal 2005 and could be effective beginning in our fiscal year 2006. If the proposed standard is adopted in its current form, our earnings will be negatively impacted. Also, we may consider changing our employee compensation and benefits practices in a manner that could adversely impact our ability to retain existing employees and attract qualified candidates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At September 30, 2004, our short-term investments consisted of investment-grade debt securities with a fair value of $3.0 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

Net foreign exchange transaction gains and losses were not material for the first quarter of fiscal 2005. As of September 30, 2004, we had net forward contracts to sell U.S. dollar equivalent of $31.7 million in foreign currency. An immediate 10% change in currency exchange rates affecting these contracts would not have a material impact on our results of operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, in the normal course of business, various claims are made against us. At this time, in the opinion of management, there are no pending claims the outcome of which is expected to result in a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, our purchases of common stock.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased as	Shares that May
	Shares	Price Paid	Part of a Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan [1]	Under the Plan [1]
	(In thousands, except per share data)
May 1, 2004 – May 31, 2004	—	—	—	$75,000
June 1, 2004 – June 30, 2004	153	$39.96	153	$68,901
July 1, 2004 – July 31, 2004	182	$39.24	182	$61,759
August 1, 2004 – August 31, 2004	425	$36.91	425	$46,061
September 1, 2004 – September 30, 2004	334	$36.96	334	$33,717

	1,094	$37.74	1,094

[1]	On May 20, 2004, we announced that our board of directors had authorized a plan to repurchase up to $75.0 million of our common stock.

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	-	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	-	Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	-	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	-	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004	Hyperion Solutions Corporation (Registrant)
	By:	/s/ DAVID W. ODELL
David W. Odell
Chief Financial Officer

By:	/s/ WILLIAM B. DEWES
William B. Dewes
Global Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	-	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	-	Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	-	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	-	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.