Form 10-Q
period 2004-12-31
HYPERION SOLUTIONS CORP
filed 2005-02-09
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                      For the Quarterly Period Ended December 31, 2004

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

5450 Great America Parkway, Santa Clara, California 95054
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
Yes ☑ No ☐

As of January 31, 2005, there were 39,995,790 shares of the registrant’s common stock outstanding.

Hyperion Solutions Corporation

Form 10-Q

“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion. References to other companies and their products use trademarks are owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$401,960	$365,181
Short-term investments	3,021	2,994
Accounts receivable, net of allowances of $9,021 and $8,758	133,380	133,491
Deferred income taxes	13,804	12,348
Prepaid expenses and other current assets	16,631	18,434

TOTAL CURRENT ASSETS	568,796	532,448

Property and equipment, net	75,528	72,020
Goodwill	141,153	139,952
Intangible assets, net	29,382	30,945
Deferred income taxes	26,010	24,279
Other assets	4,690	5,011

TOTAL ASSETS	$845,559	$804,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$64,244	$58,121
Accrued employee compensation and benefits	48,963	51,267
Income taxes payable	11,661	8,557
Deferred revenue	126,819	136,286
Other current liabilities	13,473	4,234

TOTAL CURRENT LIABILITIES	265,160	258,465

Other liabilities	25,367	26,619

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock - $0.001 par value; 300,000 shares authorized; 39,855 and 39,408 shares issued and outstanding	40	39
Additional paid-in capital	465,572	434,584
Deferred stock-based compensation	(5,808)	(7,494)
Retained earnings	94,407	93,915
Accumulated other comprehensive gain (loss)	821	(1,473)

TOTAL STOCKHOLDERS’ EQUITY	555,032	519,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$845,559	$804,655

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
REVENUES
Software licenses	$68,524	$59,701	$125,948	$102,746
Maintenance and services	108,454	96,435	210,568	176,942

TOTAL REVENUES	176,978	156,136	336,516	279,688

COSTS AND EXPENSES
Cost of revenues:
Software licenses	4,063	3,408	7,355	6,467
Maintenance and services	39,877	37,045	77,218	67,506
Sales and marketing	64,644	58,255	123,377	100,697
Research and development	25,645	23,573	51,359	43,357
General and administrative	15,526	15,950	30,395	28,870
Restructuring charges	5,008	3,516	8,077	3,516
In-process research and development	—	2,300	—	2,300

TOTAL COSTS AND EXPENSES	154,763	144,047	297,781	252,713

OPERATING INCOME	22,215	12,089	38,735	26,975

Interest and other income	1,719	1,123	3,076	2,263
Interest and other expense	(11)	(420)	(23)	(1,072)
Loss on redemption of debt	—	(936)	—	(936)

INCOME BEFORE INCOME TAXES	23,923	11,856	41,788	27,230

Income tax provision	8,373	5,238	14,625	10,925

NET INCOME	$15,550	$6,618	$27,163	$16,305

Other comprehensive income	2,036	2,964	2,294	3,339

COMPREHENSIVE INCOME	$17,586	$9,582	$29,457	$19,644

Basic net income per share	$0.40	$0.17	$0.69	$0.44
Diluted net income per share	$0.38	$0.16	$0.67	$0.42

Shares used in computing basic net income per share	39,270	38,544	39,176	37,221
Shares used in computing diluted net income per share	40,898	40,166	40,757	38,976

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,163	$16,305
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on redemption of debt	—	936
Loss on sale of assets	21	96
Depreciation and amortization	19,066	16,407
Provision for accounts receivable allowances	2,090	4,226
Deferred income taxes	(2,568)	334
Income tax benefit from exercise of stock options	9,977	3,310
In-process research and development	—	2,300
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,988	(3,700)
Prepaid expenses and other current assets	2,599	(874)
Other assets	473	1,296
Accounts payable and accrued expenses	3,739	(6,027)
Accrued employee compensation and benefits	(3,927)	(5,713)
Income taxes payable	3,097	4,145
Deferred revenue	(12,720)	(13,526)
Other current liabilities	9,239	1,707
Other liabilities	(1,258)	(715)

Net cash provided by operating activities	59,979	20,507

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	—	(2,104)
Proceeds from maturities of investments	—	25,434
Purchases of property and equipment	(14,794)	(8,756)
Proceeds from sale of property and equipment	45	47
Purchases of intangible assets	(2,647)	(971)
Payments for acquisitions, net of cash acquired	(3,104)	(6,494)

Net cash provided by (used in) investing activities	(20,500)	7,156

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of debt	—	(50,683)
Purchases of common stock	(37,470)	(91,967)
Proceeds from issuance of common stock	32,139	18,307

Net cash used in financing activities	(5,331)	(124,343)

Effect of exchange rate on cash and cash equivalents	2,631	4,086

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,779	(92,594)
Cash and cash equivalents at beginning of period	365,181	398,040

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$401,960	$305,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17	$2,546
Cash paid for income taxes	$2,886	$3,068

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2004

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

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned proportional to performance. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined for all undelivered elements. License revenue from resellers or distributors is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Our accounts receivable allowances totaled $9.0 million at December 31, 2004 and $8.8 million at June 30, 2004. The total provision for accounts receivable allowances was $0.7 million and $2.1 million for the three months ended December 31, 2004 and 2003 respectively. Of these amounts, $(0.1) million and $0.4 million were recorded in general and administrative expense for the three months ended December 31, 2004 and 2003, respectively, and $0.8 million and $1.7 million were recorded as a reduction of revenues for the three months ended December 31, 2004 and 2003, respectively. The total provision for accounts receivable allowances was $2.1 million and $4.2 million for the six months ended December 31, 2004 and 2003, respectively. Of these provisions, approximately $20,000 and $0.9 million were recorded in general and administrative expense for the six months ended December 31, 2004 and 2003, respectively, and $2.1 million and $3.3 million were recorded as a reduction of revenues for the six months ended December 31, 2004 and 2003, respectively.

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

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$15,550	$6,618	$27,163	$16,305

Shares used in computing basic net income per share	39,270	38,544	39,176	37,221
Effect of potentially dilutive securities	1,628	1,622	1,581	1,755

Shares used in computing diluted net income per share	40,898	40,166	40,757	38,976

Basic net income per share	$0.40	$0.17	$0.69	$0.44
Diluted net income per share	$0.38	$0.16	$0.67	$0.42

For the quarter ended December 31, 2004, stock option rights totaling 0.5 million shares of common stock have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the six months ended December 31, 2004, stock option rights totaling 0.7 million shares of common stock have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and six months ended December 31, 2003, stock option rights totaling 1.1 million shares have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income, as reported	$15,550	$6,618	$27,163	$16,305
Add: stock-based compensation expense included in reported net income, net of tax	121	678	280	678
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(3,947)	(4,263)	(8,245)	(8,694)

Net income, pro forma	$11,724	$3,033	$19,198	$8,289

Net income per share:
Basic - as reported	$0.40	$0.17	$0.69	$0.44
Basic - pro forma	$0.30	$0.08	$0.49	$0.22

Diluted - as reported	$0.38	$0.16	$0.67	$0.42
Diluted - pro forma	$0.29	$0.08	$0.47	$0.21

These pro forma amounts may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income	$15,550	$6,618	$27,163	$16,305
Translation adjustments	1,990	3,042	2,214	3,419
Unrealized gains (losses) on available-for-sale securities, net of tax	46	(78)	80	(80)

Comprehensive income	$17,586	$9,582	$29,457	$19,644

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the new standard is for periods beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006. We are currently evaluating the potential impact of this standard on our financial position and results of operations and alternative adoption methods. We expect this standard to have a significant impact on the consolidated statement of operations as Hyperion will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plan.

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

In March 2004, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. In addition, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We are currently evaluating the impact of adopting EITF 03-01.

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

Valuation of Goodwill, Intangibles, and Long-Lived Assets

We account for goodwill under SFAS 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process and is performed annually in the fourth quarter of the fiscal year. We have determined that we have only a single reporting unit, and we are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on our market capitalization. Our determination that we have only a single reporting unit and the method used to estimate the fair value of that reporting unit requires significant judgment.

The changes in the carrying amount of goodwill for the six months ended December 31, 2004 are as follows (in thousands):

Balance at June 30, 2004	$139,952
Goodwill recorded during the period	824
Effect of foreign currency translation	377

Balance at December 31, 2004	$141,153

Intangible assets consists of the following (in thousands):

	December 31, 2004			June 30, 2004
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$13,027	$(8,212)	$4,815	$10,384	$(7,008)	$3,376
Acquired technologies	27,132	(10,122)	17,010	25,433	(6,652)	18,781
Other intangibles	10,736	(3,179)	7,557	10,731	(1,943)	8,788

	$50,895	$(21,513)	$29,382	$46,548	$(15,603)	$30,945

Amortization expense related to intangible assets was $3.0 million and $5.9 million for the three and six months ended December 31, 2004, respectively, and $2.5 million and $3.6 million for the three and six months ended December 31, 2003, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2005	$5,967
2006	10,072
2007	8,816
2008	3,410
2009	923
2010	194

$29,382

We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of use of the assets or the strategy for our overall business, (iii) significant decrease in the market value of the assets and (iv) significant negative industry or economic trends.

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

3. Commitments and Contingencies

Guarantees and Indemnifications

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), requires that Hyperion recognize the fair value for guarantee and indemnification arrangements issued or modified by Hyperion after December 31, 2002 if these arrangements are within the scope of FIN 45. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We also have indemnification arrangements with our Board of Directors and officers. We have not recorded a liability related to these indemnification and guarantee provisions, and we believe that the estimated fair value of these arrangements is minimal. We implemented the provisions of FIN 45 as of January 1, 2003 and it has not had any significant impact on our financial position, results of operations or cash flows.

Contingencies

In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of our intellectual property, and will vigorously defend the charges of patent infringement made against us. Hyperion does not believe the outcome of the litigation to have a material effect on our financial condition.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. Finally, in January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which we have done. Hyperion will vigorously defend the claims made against us. Hyperion does not believe the outcome of the litigation to have a material effect on our financial condition.

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

	Fair	Useful
Identifiable Intangible Assets	Value	Life
Capitalized software	$15,500	4 years
Patents and core technology	4,000	6 years
Maintenance agreements	4,400	5 years
Customer contracts and related relationships	6,000	4 years
Value added reseller relationships	100	1 year

Total intangible assets	$30,000

In-process research and development (“IPR&D”) of $2.3 million was expensed in the second quarter of fiscal 2004 because the purchased research and development had no alternative uses and had not reached technological feasibility. The IPR&D relates to the Brio 8 product line. The value assigned to IPR&D was determined utilizing the income approach. The stage of completion for the project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, a discount rate of 20% was deemed appropriate for valuing IPR&D. As of December 31, 2004, the Brio 8 product line is continuing to be developed.

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the three months ended December 31, 2003 combine (i) the results of Hyperion for the three months ended December 31, 2003, which include the post-acquisition results of Brio for the period of October 16, 2003 to December 31, 2003 and (ii) the pre-acquisition results of Brio for the period of October 1, 2003 to October 15, 2003. The unaudited pro forma combined statement of operations data for the six months ended December 31, 2003 combines (i) the results of Hyperion for the six months ended December 31, 2003, which include the post-acquisition results of Brio for the period of October 16, 2003 to December 31, 2003 and (ii) the pre-acquisition results of Brio for the period of July 1, 2003 to October 15, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2003	2003
Revenues	$159,545	$310,537
Net income	10,326	12,413
Basic net income per share	0.26	0.31
Diluted net income per share	0.25	0.30

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

Razza Solutions

In January 2005, we acquired substantially all of the assets of Razza Solutions, an Austin, Texas based private software company offering a solution for synchronizing master data management across BPM including Business Intelligence (BI) platforms, financial and analytical applications, and transaction systems. The transaction closed on January 21, 2005. We do not deem the purchase price of this acquisition to be material to our financial position, results of operations or cash flows.

5. Restructuring Accruals

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that will accommodate all employees in our existing leased facilities in San Francisco, Sunnyvale and Santa Clara, California. In December 2004, we vacated our existing Sunnyvale and Santa Clara facilities, which resulted in a restructuring charge in the second quarter of fiscal year 2005 of approximately $4.5 million and $1.1 million, respectively. In July 2004, we vacated our San Francisco facility and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $2.0 million. These costs were accounted for under SFAS 146 and are included as a charge to Hyperion’s results of operations.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and has resulted so far in about 100 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $1.1 million. This restructuring charge consists of severance and related benefits costs. These costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and have been included as a charge to Hyperion’s results of operations.

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

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. The total restructuring and other charges recorded in June 2001 were $42.8 million and were accounted for under EITF

94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was subsequently superseded by SFAS 146. In second quarter of fiscal year 2005, Hyperion reduced the restructuring charges recorded in fiscal 2001 by $0.6 million. This adjustment resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total
Balance at June 30, 2004	$111	$12,077	$—	$1,759	$13,947
Restructuring costs, net of adjustments	1,058	2,011	—	—	3,069
Cash payments	(984)	(1,049)	—	(4)	(2,037)

Balance at September 30, 2004	185	13,039	—	1,755	14,979
Restructuring costs, net of adjustments	(8)	3,308	646	—	3,946
Non-cash items	—	—	(646)	—	(646)
Cash payments	(50)	(1,231)	—	—	(1,281)

Balance at December 31, 2004	$127	$15,116	$—	$1,755	$16,998

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2004	$1,504	$22,407	$23,911
Restructuring costs, net of adjustments	—	—	—
Cash payments	(760)	(1,448)	(2,208)

Balance at September 30, 2004	744	20,959	21,703
Restructuring costs, net of adjustments	—	1,062	1,062
Cash payments	(154)	(1,079)	(1,233)

Balance at December 31, 2004	$590	$20,942	$21,532

Of the total $38.5 million of restructuring accruals, $13.5 million is accounted for in “Other current liabilities” and $25.0 million is included in “Other liabilities” in the accompanying condensed consolidated balance sheet as of December 31, 2004.

The restructuring costs recorded during the three and six months ended December 31, 2004 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement.

6. Stock Repurchases

In May 2004, Hyperion’s board of directors authorized the company to repurchase up to $75.0 million of its common stock. During the three months ended December 31, 2004, Hyperion repurchased and retired 52,000 shares of its common stock for a total cost of $2.3 million. Of this amount, $0.6 million was recorded as a reduction of additional paid-in capital and the remaining $1.7 million was recorded as a reduction of retained earnings. During the six months ended December 31, 2004, Hyperion repurchased and retired 993,300 shares of its common stock for a total cost of $37.5 million. Of this amount, $11.0 million was recorded as a reduction of additional paid-in capital and the remaining $26.5 million was recorded as a reduction of retained earnings.

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues:
Americas	$106,652	$95,513	$203,737	$170,455
EMEA	57,910	49,839	110,238	91,675
APAC	12,416	10,784	22,541	17,558

	$176,978	$156,136	$336,516	$279,688

The following table presents long-lived assets, which consist of tangible assets, by geographic region (in thousands):

	December 31,	June 30,
	2004	2004
Long-lived assets:
Americas	$67,486	$63,936
EMEA	6,049	5,680
APAC	1,993	2,404

	$75,528	$72,020

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Software licenses	$68,524	$59,701	$125,948	$102,746
Maintenance and services:
Maintenance	75,183	68,243	146,613	123,553
Consulting and training	33,271	28,192	63,955	53,389

	108,454	96,435	210,568	176,942

Total revenues	$176,978	$156,136	$336,516	$279,688

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Hyperion provides business performance management software that enables companies to translate strategies into plans, monitor execution and provide insight to improve financial and operational performance. We combine a complete set of interoperable applications with a business intelligence platform to support and create business performance management solutions. In addition, we offer support and services from offices in 20 countries and are represented by distributors in an additional 25 countries. We work with over 600 partners to provide specialized solutions to more than 10,000 customer organizations worldwide. Hyperion is headquartered in Santa Clara, California and employs approximately 2,500 people globally.

RESULTS OF OPERATIONS

We acquired Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, our headcount increased by approximately 15% as a result of the acquisition.

REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Software licenses	$68,524	39%	$59,701	38%	$125,948	37%	$102,746	37%
Maintenance and services:
Maintenance	75,183	42%	68,243	44%	146,613	44%	123,553	44%
Consulting and training	33,271	19%	28,192	18%	63,955	19%	53,389	19%

	108,454	61%	96,435	62%	210,568	63%	176,942	63%

Total revenues	$176,978	100%	$156,136	100%	$336,516	100%	$279,688	100%

Total revenues increased 13% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased 20% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

The change in foreign currency exchange rates favorably impacted total revenues in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 by approximately $4.4 million and favorably impacted total revenues in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 by approximately $8.1 million, in both cases primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 11% in the second quarter of fiscal 2005 and would have increased 17% in the first six months of fiscal 2005, compared to the same periods in fiscal 2004.

Software licenses. Software license revenues increased 15% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased 23% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The increases in license revenue in the second quarter and first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004 were primarily attributable to our acquisition of Brio in October 2003, as well as increases in sales of

Performance Suite, Hyperion Financial Management and Hyperion Planning. These increases were partially offset by decreases in sales of Essbase and related platform products.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 26% of total license revenue in the second quarter of fiscal 2005 compared to 20% in the second quarter of fiscal 2004 and comprised 26% of total license revenue in the first six months of fiscal 2005 compared to 22% for the first six months of fiscal 2004. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner represented more than 10% of total revenue during the periods presented.

Maintenance and services. Maintenance and services revenue increased 12% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004, which was comprised of a 10% increase in maintenance revenue and an 18% increase in consulting and training services revenue. Maintenance and services revenue increased 19% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004, which was comprised of a 19% increase in maintenance revenue and a 20% increase in consulting and training services revenue.

The increase in maintenance revenue in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 was primarily attributable to additional license revenue during the year and catch-up billings for maintenance renewals of approximately $1.8 million. We conducted a thorough analysis of the Brio customer database and identified several customers whose renewal periods indicated required catch-up invoicing. The increase in maintenance revenue in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 was primarily attributable to our acquisition of Brio in October 2003 and, to a lesser extent, to year-over-year growth of our installed customer base and improvements in our invoicing and collecting procedures for maintenance renewals, offset slightly by cancelled maintenance contracts. The increases in consulting and training services revenue in the second quarter and first six months of fiscal 2005 were principally due to our acquisition of Brio in October 2003 and to increased utilization rates in our consulting organization.

COST OF REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,
		Percent of		Percent of		Percent of		Percent of
		Related		Related		Related		Related
(In thousands)	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Software licenses	$4,063	6%	$3,408	6%	$7,355	6%	$6,467	6%
Maintenance and services	39,877	37%	37,045	38%	77,218	37%	67,506	38%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Total cost of software license revenues, as a percentage of revenues, remained consistent in the three and six months of fiscal year 2005 as compared to the same periods in fiscal year 2004. While there has been an overall increase in the level of amortization expense primarily due to the acquisitions of Brio in October 2003 and The Alcar Group in April 2003, these increases have been offset by decreases in royalty expenses due to different mixes of product sales.

Gross margins on software license revenue were 94% for the second quarter and first six months of fiscal 2005 as well for the second quarter and first six months of fiscal year 2004.

In the first six months of fiscal 2005 and 2004, we capitalized $2.6 million and $0.9 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized product development costs begins upon the general release of the software to customers. The significant increase in software product development costs in the first six months of fiscal 2005 compared to the first six months of fiscal year 2004 was principally due to increased activity during this period to localize Hyperion’s products for international markets.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue increased 8% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased 14% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The increase in cost of maintenance and services revenue in the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 was principally due to a $0.8 million increase in subcontractor and external personnel costs, a $0.9 million increase in employee expenses and $0.4 million increase in occupancy and equipment. The increase in cost of maintenance and services revenue in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004 was principally due to a $2.9 million increase in subcontractor and external personnel costs and $3.3 million increase in employee expenses. Maintenance and services headcount decreased from 790 employees at December 31, 2003 to 769 employees at December 31, 2004.

Gross margins on maintenance and services revenue were 63% for the second quarter and first six months of fiscal 2005 up slightly from 62% for the second quarter and first six months of fiscal 2004.

OPERATING EXPENSES

	Three Months Ended December 31,				Six Months Ended December 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2004	Revenue	2003	Revenue	2004	Revenue	2003	Revenue
Sales and marketing	$64,644	37%	$58,255	37%	$123,377	37%	$100,697	37%
Research and development	25,645	14%	23,573	15%	51,359	15%	43,357	16%
General and administrative	15,526	9%	15,950	10%	30,395	9%	28,870	10%

Total operating expenses	$105,815		$97,778		$205,131		$172,924

Sales and marketing. Sales and marketing expense increased 11% to $64.6 million in the second quarter of fiscal 2005 from $58.3 million in the second quarter of fiscal 2004. This increase was mainly due to a $3.3 million increase in employee expenses and $0.9 million increase in subcontractors and external personnel costs. Sales and marketing headcount grew to 858 employees at December 31, 2004 from 841 employees at December 31, 2003.

Sales and marketing expense increased 23% to $123.4 million in the first six months of fiscal 2005 from $100.7 million in the first six months of fiscal 2004. This increase was mainly due to a $12.8 million increase in employee expenses and $2.5 million increase in subcontractor and external personnel costs.

Research and development. Research and development expense increased 9% to $25.6 million in the second quarter of fiscal 2005 from $23.6 million in the second quarter of fiscal 2004. The increase was primarily due to the impact of our annual salary adjustment and related variable compensation of approximately $1.4 million plus the incremental personnel costs associated with our acquisition of QiQ Solutions of approximately $0.5 million. In the first quarter of fiscal 2005, we reduced our North America research and development workforce by approximately 50 employees and simultaneously initiated a multi-shoring consultant agreement in India. This agreement will expand the number of developers by at least 150 developers with the resulting increased consulting expense run-rate, effectively offsetting the personnel cost savings from the North America workforce reduction. Overall, research and development headcount decreased from 525 employees at December 31, 2003 to 502 employees at December 31, 2004.

Research and development expense increased by 18% to $51.4 million in the first six months of fiscal 2005 from $43.3 million in the first six months of fiscal 2004. This increase was primarily attributable to a $3.1 million increase in employee expenses. In addition to the factors contributing to the increased run-rate described above, the first six months of fiscal 2005 include two full quarters of increased employee expenses resulting from the incremental headcount added from the Brio acquisition in October 2003 whereas the first six months of fiscal 2004 include one quarter of increased employee expenses due to the Brio acquisition.

General and administrative. General and administrative expense decreased 3% from $16.0 million in the second quarter of fiscal 2004 to $15.5 million in the second quarter of fiscal 2005. This decrease was principally due to a $0.4 million reduction in bad debt expense. General and administrative headcount decreased from 391 employees at December 31, 2003 to 359 employees at December 31, 2004 primarily due to our efforts to streamline Hyperion’s administrative functions and to eliminate certain duplicative activities.

General and administrative expense increased 5% to $30.4 million in the first six months of fiscal 2005 compared to $28.9 million in the first six months of fiscal 2004. This increase was principally due to a $1.7 million increase in employee expenses and a $0.9 million increase in professional services, which was partially offset by a $0.9 million decrease in bad debt expense.

RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that will accommodate all employees in our existing leased facilities in Sunnyvale and Santa Clara, California, which resulted in a restructuring charge in the second quarter of fiscal year 2005 of approximately $4.5 million and $1.1 million, respectively. In July 2004, we vacated our San Francisco facility and recorded additional restructuring charges in the first quarter of fiscal 2005 of approximately $2.0 million. During the second quarter of fiscal 2005, we also made an adjustment to the restructuring charges recorded in fiscal 2001 by reducing the estimated charges by $0.6 million. This adjustment resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and has resulted so far in about 100 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $1.1 million. This restructuring charge consists of severance and related benefits costs.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total
Balance at June 30, 2004	$111	$12,077	$—	$1,759	$13,947
Restructuring costs, net of adjustments	1,058	2,011	—	—	3,069
Cash payments	(984)	(1,049)	—	(4)	(2,037)

Balance at September 30, 2004	185	13,039	—	1,755	14,979
Restructuring costs, net of adjustments	(8)	3,308	646	—	3,946
Non-cash items	—	—	(646)	—	(646)
Cash payments	(50)	(1,231)	—	—	(1,281)

Balance at December 31, 2004	$127	$15,116	$—	$1,755	$16,998

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Other current liabilities” and “Other liabilities” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2004	$1,504	$22,407	$23,911
Restructuring costs, net of adjustments	—	—	—
Cash payments	(760)	(1,448)	(2,208)

Balance at September 30, 2004	744	20,959	21,703
Restructuring costs, net of adjustments	—	1,062	1,062
Cash payments	(154)	(1,079)	(1,233)

Balance at December 31, 2004	$590	$20,942	$21,532

Of the total $38.5 million of restructuring accruals, $13.5 million is accounted for in “Other current liabilities” and $25.0 million is included in “Other liabilities” in the accompanying condensed consolidated balance sheet as of December 31, 2004.

IN-PROCESS RESEARCH AND DEVELOPMENT

During the second quarter of fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million related to the write-off of in-process research and development costs.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Interest and other income increased 53% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and increased 36% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 primarily due to increases in interest rates and cash, cash equivalents and short-term investments.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. Interest and other expense decreased 97% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 and decreased 98% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004 due to the redemption of all of our remaining convertible notes in the second quarter of fiscal 2004.

LOSS ON REDEMPTION OF DEBT

During the second quarter of fiscal 2004, we redeemed all of our outstanding convertible subordinated notes, which had face values totaling $50.0 million. This redemption resulted in the recognition of a loss of $0.9 million in the second quarter of fiscal 2004, which comprised the 1.286% redemption premium paid as well as the write-off of associated deferred issuance costs.

INCOME TAX PROVISION

Our effective income tax rate was 35% for the second quarter of fiscal 2005 compared to 44% for the second quarter of fiscal 2004 and was 35% for the first six months of fiscal 2005 compared to 40% for the first six months of fiscal 2004. Excluding the impact of the charge for in-process research and development of $2.3 million, which is not deductible for tax purposes, our effective income tax rate would have been 37% for the second quarter and first six months of fiscal 2004. We anticipate an income tax rate of 35% for all of fiscal 2005.

NET INCOME

We generated net income of $15.6 million, or $0.38 per diluted share, in the second quarter of fiscal 2005 compared to net income of $6.6 million, or $0.16 per diluted share, in the second quarter of fiscal 2004. For the first six months of fiscal 2005, our net income was $27.2 million or $0.67 per diluted share, compared to net income of $16.3 million or $0.42 per diluted share, for the first six months of fiscal 2004.

We project total revenues in the third quarter of fiscal 2005 to be in the range of $173 million to $178 million. We expect operating expenses in the third quarter of fiscal 2005 to increase by approximately $3.0 million primarily due to higher compensation costs, such as FICA, that occur in the first calendar quarter each year. These additional operating expenses will impact cost of maintenance and services revenue, sales and marketing expense, research and development expense, and general and administrative expense proportionately based upon the headcount of these functional categories. Based upon the cumulative factors noted above, we expect net income for the third quarter of fiscal 2005 to be in the range of $14.7 million to $16.8 million, or $0.35 to $0.40 per diluted share, assuming an effective tax rate of 35% and projected diluted shares outstanding of approximately 42.0 million.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
(In thousands)	2004	2003
Cash, cash equivalents and short-term investments	$404,981	$314,507
Working capital	303,636	228,794

	Six Months Ended December 31,
(In thousands)	2004	2003
Net cash provided by operating activities	$59,979	$20,507
Net cash provided by (used in) investing activities	(20,500)	7,156
Net cash used in financing activities	(5,331)	(124,343)

At December 31, 2004, we had $402.0 million in cash and cash equivalents and $3.0 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities. At December 31, 2004, our working capital was $303.6 million.

In the first six months of fiscal 2005 and 2004, we generated positive cash flow from operations of $60.0 million and $20.5 million, respectively. In the first six months of fiscal 2005, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, partially offset by decreases in accrued employee compensation and benefits and deferred revenue. In the first six months of fiscal 2004, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense, partially offset by decreases in accounts payable and accrued expenses, accrued employee compensation and benefits and deferred revenue.

Net cash used in investing activities amounted to $20.5 million in the first six months of fiscal 2005, compared to net cash provided by investing activities of $7.2 million in the first half of fiscal 2004. The cash used in investing activities in the first six months of fiscal 2005 resulted primarily from purchases of property and equipment of $14.8 million, purchases of intangible assets of $2.6 million and payments for acquisitions, net of cash acquired, of $3.1 million. In connection with our acquisition of Brio in October 2003, we paid a total of $17.0 million, comprising $14.0 million paid to the Brio stockholders and $3.0 million in acquisition costs paid to various third parties, and acquired Brio’s existing cash balance of $10.5 million. The cash provided by investing activities in the first six months of fiscal 2004 was primarily due to proceeds from maturities of investments of $25.4 million, offset by purchases of property and equipment of $8.8 million and purchases of investments of $2.1 million. The higher level of capital expenditures in the first six months of fiscal 2005 primarily related to leasehold improvements and purchases of computer and office equipment for our new corporate headquarters facility in Santa Clara, California.

Net cash used in financing activities was $5.3 million and $124.3 million in the first six months of fiscal 2005 and 2004, respectively. The cash used in financing activities for the first six months of 2005 resulted from $37.5 million of repurchases of our common stock, which was offset by $32.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash used in financing activities in the first six months of fiscal 2004 resulted from $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, as authorized by our board of directors in October 2003, and $92.0 million of repurchases of our common stock, which was partially offset by $18.3 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. As of December 31, 2004, we are authorized to repurchase up to an additional $31.4 million of common stock under the repurchase plan authorized by our board of directors in May 2004. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2005, subject to market conditions and other factors.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least December 31, 2005. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Year Ended June 30,
(In thousands)	2005 [1]	2006	2007	2008	2009	Thereafter	Total
Non-cancelable operating leases	$15,264	$22,997	$19,793	$17,240	$13,102	$46,901	$135,297

[1]	For the year ended June 30, 2005, the table below includes only those obligations to be settled between January 1, 2005 and June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. We are currently evaluating the potential impact of this standard on our financial position and results of operations and alternative adoption methods. We expect this standard to have a significant impact on the consolidated statement of operations as Hyperion will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

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

The adoption of EITF 04-08 did not have a material impact on our financial position or results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, “ which provides new guidance for assessing impairment losses on investments. In addition, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We are currently evaluating the impact of adopting EITF 03-01.

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

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price its products, as well as undetected errors or delays in new products or new versions of a product could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, must rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. For fiscal 2005, important newer products or product enhancements include Performance Suite 8, Essbase 7X, Hyperion Financial Management 4.0 and Hyperion Planning 4.0.

Hyperion operates in a very competitive environment.

The markets in which Hyperion competes are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing and other resources than Hyperion does. Cognos competes with Hyperion across a wide range of products, offering what they refer to as Corporate Performance Management solutions, as do, generally, the major ERP vendors, including SAP, Microsoft, and Oracle. Many other companies compete in specific areas of Hyperion’s business. SAS and Oracle have OLAP products and analytic applications, Business Objects and Cognos have query and reporting products, and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.

Also, the enterprise software market may continue to consolidate through merger or acquisition. If one or more of our competitors merges or partners with another of our competitors or if we became the subject of an unsolicited acquisition by another enterprise, such change in the competitive landscape could adversely affect our ability to compete. Our key partners may also be at risk of consolidating with new and existing competitors which could materially affect our ability to expand the market with our products.

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

As newer products are introduced by Hyperion or by its competition, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses, and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually upgrade older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, declining maintenance and new license revenue from older products could have a material adverse effect on Hyperion’s business.

Hyperion typically has back-ended quarters which may cause our actual revenues in a quarter to vary from sales forecasts.

Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues in the final week of that month. There also is greater uncertainty surrounding the ultimate signing of significant transactions with enterprise customers, whose sales cycles are typically longer in duration and may require several levels of approval. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on its forecasts of revenue for planning, modeling and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and thereby adversely affect Hyperion’s business or results of operations. Any publicly stated revenue or earnings projections by Hyperion are especially subject to this risk.

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

Hyperion has continued to make adjustments to its operations and organization. For example, during the first fiscal quarter of 2005, we made changes to the structure of the North American sales organization. These changes have historically resulted in productivity declines and could have a negative effect on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve performance and productivity could materially adversely impact Hyperion’s revenue and profits.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our independent registered public accounting firm may not agree with our assessments.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of June 30, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Hyperion also has distributed research and development (R&D) across the United States in California, Connecticut and Texas and in several countries including India, Australia and Belarus. It may be difficult to manage significant projects across such distributed R&D centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad.

Hyperion may not be able to successfully address each of these challenges.

Exchange rate fluctuations may adversely affect results.

Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in the second quarter and first six months of fiscal 2005. If the United States dollar strengthens relative to other currencies in the future, our revenues, operating results and cash flows will be adversely affected.

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

Hyperion may be subject to further infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. Hyperion has in the past been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial royalties. In the event of a successful patent infringement claim against Hyperion, Hyperion’s failure or inability to license the infringed or similar technology could restrict our ability to sell certain products, which could adversely affect Hyperion’s business, operating results, financial condition and cash flows.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. Finally, in January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which we have done. Hyperion will vigorously defend the claims made against us.

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

In protecting our intellectual property rights, in December 2004, we filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of our intellectual property, and will vigorously defend the charges of patent infringement made against us.

Hyperion’s stock price may be volatile.

The market price of Hyperion’s common stock is subject to significant fluctuations. The market price of Hyperion’s common stock may be significantly affected by many factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by Hyperion or Hyperion’s competitors, announcements of acquisitions by Hyperion, changes in Hyperion’s or Hyperion’s competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s common stock could be adversely affected by such fluctuations.

Hyperion is dependent upon indirect channel partners.

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 26% of Hyperion’s total license revenue for the second quarter of fiscal 2005. Indirect channel sales involve a number of special risks, including:

•	Hyperion’s lack of control over the delivery of its products to end-users;

•	Hyperion’s resellers and distributors may terminate their relationship with Hyperion on short notice; and

•	Hyperion’s resellers and distributors may market and distribute competing products.

Hyperion’s current indirect channel partners may not market or support Hyperion’s products effectively or be able to release their products embedded with Hyperion products in a timely manner. Hyperion may not be able to effectively manage conflicts between its various indirect channel and direct customers, and economic conditions or industry demand may adversely affect indirect channel partners or indirect channel partners may devote greater resources to marketing and supporting the products of other companies. Revenues derived from indirect channel partners may fluctuate significantly in subsequent periods.

Hyperion’s largest channel partner is IBM Corporation. Hyperion signed an OEM agreement with IBM in September 1996. This agreement can be terminated by either party on 90 days notice. If this agreement is terminated by either party, our revenues, operating results and cash flows could be adversely affected.

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

As employees leave Hyperion, it suffers loss of productivity while new employees are hired, or promoted into vacant positions. There are also costs of recruiting and re-locating new employees. New employees must learn the Hyperion organization, products and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity or ability to respond quickly to the competitive environment. In particular, the recruiting market for experienced enterprise software sales personnel is very competitive and we may be limited in our ability to attract and retain key sales talent.

Some provisions in Hyperion’s charter documents and its stockholder rights plan may prevent or deter an acquisition of Hyperion.

Some of the provisions in Hyperion’s charter documents may deter or prevent certain corporate actions, such as a merger, tender offer or proxy contest, which could affect the market value of Hyperion’s securities. These provisions include, but are not limited to:

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

The accounting treatment for employee stock options has changed and will significantly impact Hyperion’s earnings for periods beginning the first quarter of fiscal 2006.

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we generally do not record compensation expense related to employee stock options. In the second quarter of fiscal 2005, the Financial Accounting Standards Board issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. This accounting standard is effective for periods beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006, and upon its adoption, our earnings will be significantly affected. See also, Note 2, “Significant Accounting Policies - Stock-based Compensation, of Notes to Condensed Consolidated Financial Statements” for current disclosures regarding potential income statement treatment.

Failure to obtain approval for additional shares of common stock to be granted as employee stock options or restricted stock could adversely affect our ability to attract and retain employees.

From time to time, we seek to obtain stockholder approval for additional shares of common stock that could be granted as employee stock options or restricted stock to our employees and directors. We may not be able to secure approval for these additional shares. If we do not get such approval, we will be forced to curtail our option issuance, which will adversely impact our ability to retain existing employees and attract qualified candidates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to- market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

Net foreign exchange transaction gains and losses were not material for the second quarter of fiscal 2005. As of December 31, 2004, we had net forward contracts to sell U.S. dollar equivalent of $44.4 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At December 31, 2004, our short-term investments consisted of investment-grade debt securities with a fair value of $3.0 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of our intellectual property, and will vigorously defend the charges of patent infringement made against us. Hyperion does not believe the outcome of the litigation to have a material effect on our financial condition.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. Finally, in January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which we have done. Hyperion will vigorously defend the claims made against us. Hyperion does not believe the outcome of the litigation to have a material effect on our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, our purchases of common stock.

				Approximate Dollar
	Total		Total Number of	Value of Shares that
	Number of	Average	Shares Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan [1]	the Plan [1]
		(In thousands, except per share data)
October 1, 2004 – October 31, 2004	—	$—	—	$33,717
November 1, 2004 – November 30, 2004	16	$43.60	16	33,028
December 1, 2004 – December 31, 2004	36	$44.14	36	31,430

[1]	On May 20, 2004, we announced that our board of directors had authorized a plan to repurchase up to $75.0 million of our common stock. In total, we have purchased 1,145,900 shares since May 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on November 10, 2004:

1.	To elect three class II directors to serve on our board of directors for a three-year term.

	For	Withheld
Henry Autry	29,561,413	6,238,696
Terry Carlitz	32,716,061	3,084,048
Yorgen Edholm	32,657,924	3,142,185

2.	To approve the 2004 Equity Incentive Plan.

For	19,768,813
Against	13,088,655
Abstain	84,384
Broker non-votes	2,858,257

3.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending June 30, 2005.

For	35,270,137
Against	515,681
Abstain	14,291
Broker non-votes	—

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	-	2004 Equity Incentive Plan.

10.2	-	2004 Equity Incentive Plan Form Notice of Grant of Restricted Stock.

10.3	-	Fiscal Year 2005 Corporate Incentive Compensation Plan.

31.1	-	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	-	Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	-	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	-	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2005	Hyperion Solutions Corporation (Registrant)
	By:	/s/ DAVID W. ODELL
David W. Odell
Chief Financial Officer

By:	/s/ WILLIAM B. DEWES
William B. Dewes
Global Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	-	2004 Equity Incentive Plan.

10.2	-	2004 Equity Incentive Plan Form Notice of Grant of Restricted Stock.

10.3	-	Fiscal Year 2005 Corporate Incentive Compensation Plan.

31.1	-	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	-	Certification of David W. Odell pursuant to Rule 13a-14(a).

32.1	-	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	-	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.