Form 10-Q
period 2005-03-31
HYPERION SOLUTIONS CORP
filed 2005-05-10
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
Yes ☑   No ☐

As of April 29, 2005, there were 40,387,508 shares of the registrant’s common stock outstanding.

Hyperion Solutions Corporation

Form 10-Q

“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion. References to other companies and their products use trademarks are owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$379,151	$172,261
Short-term investments (Note 1)	47,575	195,914
Accounts receivable, net of allowances of $9,988 and $8,758	143,786	133,491
Deferred income taxes	8,729	12,348
Prepaid expenses and other current assets	17,355	18,434

TOTAL CURRENT ASSETS	596,596	532,448

Property and equipment, net	76,583	72,020
Goodwill	141,800	139,952
Intangible assets, net	31,875	30,945
Deferred income taxes	27,085	24,279
Other assets	5,175	5,011

TOTAL ASSETS	$879,114	$804,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$60,536	$58,121
Accrued employee compensation and benefits	47,488	51,267
Income taxes payable	7,903	8,557
Deferred revenue	139,081	136,286
Restructuring liabilities	9,172	4,234

TOTAL CURRENT LIABILITIES	264,180	258,465

Long-term restructuring liabilities and other	26,311	26,619

TOTAL LIABILITIES	290,491	285,084

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 40,433 and 39,408 shares issued and outstanding	40	39
Additional paid-in capital	492,315	434,584
Deferred stock-based compensation	(5,164)	(7,494)
Retained earnings	101,910	93,915
Accumulated other comprehensive loss	(478)	(1,473)

TOTAL STOCKHOLDERS’ EQUITY	588,623	519,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$879,114	$804,655

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
REVENUES
Software licenses	$68,659	$65,108	$194,607	$167,854
Maintenance and services	108,448	101,036	319,016	277,978

TOTAL REVENUES	177,107	166,144	513,623	445,832

COSTS AND EXPENSES
Cost of revenues:
Software licenses	4,141	3,400	11,496	9,867
Maintenance and services	40,492	39,546	117,710	107,052
Sales and marketing	62,155	60,617	185,532	161,314
Research and development	26,863	26,329	78,222	69,686
General and administrative	18,408	16,763	48,803	45,633
Restructuring charges (credits)	(1,842)	162	6,235	3,678
In-process research and development	—	—	—	2,300

TOTAL COSTS AND EXPENSES	150,217	146,817	447,998	399,530

OPERATING INCOME	26,890	19,327	65,625	46,302

Interest and other income	2,077	893	5,153	3,156
Interest and other expense	(27)	(20)	(50)	(1,092)
Loss on redemption of debt	—	—	—	(936)

INCOME BEFORE INCOME TAXES	28,940	20,200	70,728	47,430

Income tax provision	10,129	7,474	24,754	18,399

NET INCOME	$18,811	$12,726	$45,974	$29,031

Other comprehensive income (loss)	(1,299)	253	995	3,592

COMPREHENSIVE INCOME	$17,512	$12,979	$46,969	$32,623

Basic net income per share	$0.47	$0.33	$1.16	$0.77
Diluted net income per share	$0.45	$0.32	$1.12	$0.74

Shares used in computing basic net income per share	40,141	38,208	39,504	37,624
Shares used in computing diluted net income per share	41,868	39,871	41,174	39,307

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,974	$29,031
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on redemption of debt	—	936
Loss on sale of assets	66	87
Depreciation and amortization	27,713	26,291
Provision for accounts receivable allowances	4,288	7,611
Deferred income taxes	2,040	(3,491)
Income tax benefit from exercise of stock options	17,320	11,922
In-process research and development	—	2,300
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,331)	(1,315)
Prepaid expenses and other current assets	1,566	(3,569)
Other assets	917	1,859
Accounts payable and accrued liabilities	646	(10,747)
Accrued employee compensation and benefits	(4,684)	(5,523)
Income taxes payable	(618)	5,325
Deferred revenue	1,208	(383)
Restructuring liabilities	4,948	524
Long-term restructuring liabilities and other	(793)	(2,155)

Net cash provided by operating activities	89,260	58,703

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(141,650)	(135,339)
Proceeds from sales and maturities of investments	288,494	210,596
Purchases of property and equipment	(20,996)	(14,299)
Proceeds from sale of property and equipment	156	91
Purchases of intangible assets	(4,355)	(1,345)
Payments for acquisitions, net of cash acquired	(8,225)	(6,531)

Net cash provided by investing activities	113,424	53,173

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of debt	—	(50,683)
Purchases of common stock	(52,548)	(124,942)
Proceeds from issuance of common stock	55,431	43,082

Net cash provided by (used in) financing activities	2,883	(132,543)

Effect of exchange rate on cash and cash equivalents	1,323	4,117

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206,890	(16,550)
Cash and cash equivalents at beginning of period	172,261	167,362

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379,151	$150,812

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$25	$2,559
Cash paid for income taxes	$5,109	$4,375

See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2005

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

We have reclassified auction rate securities from cash and cash equivalents to short-term investments. This resulted in a reclassification from cash and cash equivalents to short-term investments of $192.9 million on the June 30, 2004 condensed consolidated balance sheet. We also made corresponding adjustments to the statement of cash flows for the nine months ended March 31, 2004 to reflect the gross purchases and sales and maturities of these securities as investing activities rather than as a component of cash and cash equivalents. For the nine months ended March 31, 2004, before this reclassification, net cash provided by investing activities related to these investments of $52.4 million was included in cash and cash equivalents in the condensed consolidated statement of cash flows. These reclassifications had no impact on the previously reported net income or cash flow from operations. Short-term investments at March 31, 2005 consisted primarily of balances in interest-bearing demand deposit accounts, variable rate demand notes, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities.

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

Accounts Receivable Allowances

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Allowances are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, allowances are made at differing rates, based upon the age of the receivable. In determining these allowances, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowances for accounts receivable does not reflect our future ability to collect outstanding receivables, we may record additional allowances for accounts receivable. We record the provision for accounts receivable allowances either in general and administrative expense or as a reduction of revenue based on the underlying cause of the provision to the appropriate classification in our condensed consolidated statements of income and comprehensive income.

Our accounts receivable allowances totaled $10.0 million at March 31, 2005 and $8.8 million at June 30, 2004. The total provision for accounts receivable allowances was $2.2 million and $3.4 million for the three months ended March 31, 2005 and 2004 respectively. Of these amounts, $0.2 million and $0.4 million were recorded in general and administrative expense for the three months ended March 31, 2005 and 2004, respectively, and $2.0 million and $3.0 million were recorded as a reduction of revenues for the three months ended March 31, 2005 and 2004, respectively. The total provision for accounts receivable allowances was $4.3 million and $7.6 million for the nine months ended March 31, 2005 and 2004, respectively. Of these provisions, approximately $0.2 million and $1.3 million were recorded in general and administrative expense for the nine months ended March 31, 2005 and 2004, respectively, and $4.1 million and $6.3 million were recorded as a reduction of revenues for the nine months ended March 31, 2005 and 2004, respectively.

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

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$18,811	$12,726	$45,974	$29,031

Shares used in computing basic net income per share	40,141	38,208	39,504	37,624
Effect of potentially dilutive securities	1,727	1,663	1,670	1,683

Shares used in computing diluted net income per share	41,868	39,871	41,174	39,307

Basic net income per share	$0.47	$0.33	$1.16	$0.77
Diluted net income per share	$0.45	$0.32	$1.12	$0.74

For the quarter ended March 31, 2005, stock option rights totaling 0.4 million shares of common stock have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the nine months ended March 31, 2005, stock option rights totaling 0.6 million shares of common stock have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the three and nine months ended March 31, 2004, stock option rights totaling 0.7 million shares and 0.9 million shares, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$18,811	$12,726	$45,974	$29,031
Add: stock-based compensation expense included in reported net income, net of tax	339	514	1,221	1,440
Deduct: stock-based compensation expense determined under the fair value method, net of tax	(4,334)	(4,679)	(13,181)	(13,621)

Net income, pro forma	$14,816	$8,561	$34,014	$16,850

Net income per share:
Basic – as reported	$0.47	$0.33	$1.16	$0.77
Basic – pro forma	$0.37	$0.22	$0.86	$0.45

Diluted – as reported	$0.45	$0.32	$1.12	$0.74
Diluted – pro forma	$0.36	$0.22	$0.83	$0.43

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

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$18,811	$12,726	$45,974	$29,031
Translation adjustments	(1,285)	223	929	3,641
Unrealized gains (losses) on available-for-sale securities, net of tax	(14)	30	66	(49)

Comprehensive income	$17,512	$12,979	$46,969	$32,623

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statements of income and comprehensive income. The effective date of the new standard is for fiscal years beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position and results of operations and alternative adoption methods. We expect this standard to have a significant impact on the condensed consolidated statements of income and comprehensive income.

In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of Issue No. 04-8 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. The adoption of EITF 04-08 did not have a material impact on our financial position or results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. In addition, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. Although we are currently evaluating the impact of adopting EITF 03-01, we do not expect the adoption of this new standard to have a material impact on our financial position or results of operations.

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

The changes in the carrying amount of goodwill for the nine months ended March 31, 2005 are as follows (in thousands):

Balance at June 30, 2004	$139,952
Goodwill recorded during the period	1,471
Effect of foreign currency translation	377

Balance at March 31, 2005	$141,800

Intangible assets consists of the following (in thousands):

	March 31, 2005			June 30, 2004
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$12,401	$(6,541)	$5,860	$10,384	$(7,008)	$3,376
Acquired technologies	31,280	(12,227)	19,053	25,433	(6,652)	18,781
Other intangibles	10,657	(3,695)	6,962	10,731	(1,943)	8,788

	$54,338	$(22,463)	$31,875	$46,548	$(15,603)	$30,945

Amortization expense related to intangible assets was $3.4 million and $9.3 million for the three and nine months ended March 31, 2005, respectively, and $2.8 million and $6.4 million for the three and nine months ended March 31, 2004, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2005	$3,450
2006	12,025
2007	10,768
2008	4,515
2009	923
2010	194

$31,875

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

3. Commitments and Contingencies

Guarantees and Indemnifications

Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), requires that Hyperion recognize the fair value for guarantee and indemnification arrangements issued or modified by Hyperion after March 31, 2002 if these arrangements are within the scope of FIN 45. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We also have indemnification arrangements with our Board of Directors and officers. We have not recorded a liability related to these indemnification and guarantee provisions, and we believe that the estimated fair value of these arrangements is minimal.

Contingencies

In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of our intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and we cannot estimate any possible gain or loss at this time, we have not accrued for any estimated loss in our condensed consolidated financial statements. Hyperion does not believe the outcome of the litigation will have a material effect on our financial position, results of operations or cash flows.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which we have done. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims made against us. As we are unable to predict the outcome of the litigation and we cannot estimate any possible loss at this time, we have not accrued for any estimated loss in our condensed consolidated financial statements. Hyperion does not believe the outcome of the litigation will have a material effect on our financial position, results of operations and cash flows.

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

In-process research and development (“IPR&D”) of $2.3 million was expensed in the second quarter of fiscal 2004 because the purchased research and development had no alternative uses and had not reached technological feasibility. The IPR&D relates to the Brio 8 product line. The value assigned to IPR&D was determined utilizing the income approach. The stage of completion for the project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, a discount rate of 20% was deemed appropriate for valuing IPR&D. As of March 31, 2005, the Brio 8 product line is continuing to be developed.

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented. The unaudited condensed consolidated statements of income and comprehensive income data for the three months ended March 31, 2004 includes the post-acquisition results of Brio for the full quarter. The unaudited pro forma combined condensed consolidated statements of income and comprehensive income data for the nine months ended March 31, 2004 combines (i) the results of Hyperion for the nine months ended March 31, 2004, which include the post-acquisition results of Brio for the period of October 16, 2003 to March 31, 2004 and (ii) the pre-acquisition results of Brio for the period of July 1, 2003 to October 15, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

Nine Months Ended
March 31,
2004
Revenues	$476,681
Net income	25,139
Basic net income per share	0.64
Diluted net income per share	0.61

Acquisitions in Fiscal Year 2005

From time to time, we will acquire other companies or assets to enhance our product offerings or expand our distribution network. In July 2004, we acquired certain assets and assumed certain liabilities of QiQ Solutions Pty Limited, an Australian based developer of management and reporting tools for the enterprise Business Intelligence market. In January 2005, we acquired substantially all of the assets of Razza Solutions, an Austin, Texas based private software company offering a solution for synchronizing master data management across BPM including Business Intelligence platforms, financial and analytical applications, and transaction systems. Both of these acquisitions will enhance our offering of Business Intelligence products, a market in which we have experienced solid growth.

These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Hyperion’s condensed consolidated statements of operations include the results of both QiQ and Razza from the date of acquisition. In aggregate, we paid $8.2 million for these two companies during the nine months ended March 31, 2005. There was no IPR&D expense incurred as a result of these acquisitions.

5. Restructuring Accruals

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that accommodates all employees in the San Francisco Bay area. In December 2004, we vacated facilities in Sunnyvale and Santa Clara, which resulted in a restructuring charge in the second quarter of fiscal year 2005 of approximately $4.5 million and $1.1 million, respectively. In July 2004, we vacated our San Francisco facility and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $2.0 million. In the third quarter of fiscal 2005, we reduced the restructuring accrual by $1.8 million. This adjustment resulted from our buyout agreement to terminate the lease on our Sunnyvale facility and the sublease of our Santa Clara facility for the remaining term of the lease, both of which were completed during the third quarter of fiscal 2005. These restructuring costs, net of adjustments, were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are included as a charge or credit to Hyperion’s results of operations.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and has resulted so far in about 140 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $1.1 million. This restructuring charge consists of severance and related benefits costs. These costs were accounted for under SFAS 146 and have been included as a charge to Hyperion’s results of operations.

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

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total
Balance at June 30, 2004	$111	$12,077	$—	$1,759	$13,947
Restructuring costs, net of adjustments	1,058	2,011	—	—	3,069
Cash payments	(984)	(1,049)	—	(4)	(2,037)

Balance at September 30, 2004	185	13,039	—	1,755	14,979
Restructuring costs, net of adjustments	(8)	3,308	646	—	3,946
Non-cash items	—	—	(646)	—	(646)
Cash payments	(50)	(1,231)	—	—	(1,281)

Balance at December 31, 2004	127	15,116	—	1,755	16,998
Restructuring costs, net of adjustments		(327)	—	—	(327)
Non-cash items	(4)	(125)	—	—	(129)
Cash payments	(4)	(4,199)	—	—	(4,203)

Balance at March 31, 2005	$119	$10,465	$—	$1,755	$12,339

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2004	$1,504	$22,407	$23,911
Restructuring costs, net of adjustments	—	—	—
Cash payments	(760)	(1,448)	(2,208)

Balance at September 30, 2004	744	20,959	21,703
Restructuring costs, net of adjustments	—	1,062	1,062
Cash payments	(154)	(1,079)	(1,233)

Balance at December 31, 2004	590	20,942	21,532
Restructuring costs, net of adjustments	—	(1,515)	(1,515)
Non-cash items	(7)	(103)	(110)
Cash payments	(108)	(1,851)	(1,959)

Balance at March 31, 2005	$475	$17,473	$17,948

Of the total $30.3 million of restructuring accruals, $9.2 million is accounted for in “Restructuring liabilities” and $21.1 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of March 31, 2005.

The restructuring costs recorded during the three and nine months ended March 31, 2005 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement.

6. Stockholders’ Equity

In May 2004, Hyperion’s board of directors authorized the company to repurchase up to $75.0 million of its common stock. During the three months ended March 31, 2005, Hyperion repurchased and retired 316,000 shares of its common stock for a total cost of $15.1 million. Of this amount, $3.8 million was recorded as a reduction of additional paid-in capital and the remaining $11.3 million was recorded as a reduction of retained earnings. During the nine months ended March 31, 2005, Hyperion repurchased and retired 1,309,300 shares of its common stock for a total cost of $52.5 million. Of this amount, $14.8 million was recorded as a reduction of additional paid-in capital and the remaining $37.7 million was recorded as a reduction of retained earnings.

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

Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Americas	$105,816	$100,057	$309,553	$270,512
EMEA	59,114	54,367	169,352	146,042
APAC	12,177	11,720	34,718	29,278

	$177,107	$166,144	$513,623	$445,832

The Americas region includes non-U.S. revenues of $6.2 million and $5.5 million for the quarter ended March 31, 2005 and March 31, 2004, respectively. The Americas region includes non-U.S. revenues of $18.0 million and $15.8 million for the nine months ended March 31, 2005 and March 31, 2004, respectively.

The following table presents long-lived assets, which consist of tangible assets, by geographic region (in thousands):

	March 31,	June 30,
	2005	2004
Long-lived assets:
Americas	$69,152	$63,936
EMEA	5,496	5,680
APAC	1,935	2,404

	$76,583	$72,020

The Americas region includes non-U.S. long-lived assets of $0.4 million as of March 31, 2005 and June 30, 2004.

The following table presents revenues for software licenses and maintenance and services (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Software licenses	$68,659	$65,108	$194,607	$167,854
Maintenance and services:
Maintenance	75,232	70,975	221,845	194,528
Consulting and training	33,216	30,061	97,171	83,450

	108,448	101,036	319,016	277,978

Total revenues	$177,107	$166,144	$513,623	$445,832

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

OVERVIEW

Hyperion provides business performance management software that enables companies to translate strategies into plans, monitor execution and provide insight to improve financial and operational performance. We combine a complete set of interoperable applications with a business intelligence platform to support and create business performance management solutions. In addition, we offer support and services from offices in 20 countries and are represented by distributors in an additional 25 countries. We work with over 600 partners to provide specialized solutions to more than 10,000 customer organizations worldwide. Hyperion is headquartered in Santa Clara, California and employs approximately 2,600 people globally.

RESULTS OF OPERATIONS

We acquired Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue streams associated with Brio products and services, our headcount increased by approximately 15% as a result of the acquisition.

REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Software licenses	$68,659	39%	$65,108	39%	$194,607	38%	$167,854	38%
Maintenance and services:
Maintenance	75,232	42%	70,975	43%	221,845	43%	194,528	43%
Consulting and training	33,216	19%	30,061	18%	97,171	19%	83,450	19%

	108,448	61%	101,036	61%	319,016	62%	277,978	62%

Total revenues	$177,107	100%	$166,144	100%	$513,623	100%	$445,832	100%

	Three Months Ended March 31,				Nine Months Ended March 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Software licenses	$68,659	$65,108	$3,551	5%	$194,607	$167,854	$26,753	16%
Maintenance and services:
Maintenance	75,232	70,975	4,257	6%	221,845	194,528	27,317	14%
Consulting and training	33,216	30,061	3,155	10%	97,171	83,450	13,721	16%

	108,448	101,036	7,412	7%	319,016	277,978	41,038	15%

Total revenues	$177,107	$166,144	$10,963	7%	$513,623	$445,832	$67,791	15%

Total revenues increased 7% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased 15% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

The change in foreign currency exchange rates favorably impacted total revenues in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 by approximately $3.0 million and favorably impacted total revenues in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 by approximately $11.2 million, in both cases primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 5% in the third quarter of fiscal 2005 and would have increased 13% in the first nine months of fiscal 2005, compared to the same periods in fiscal 2004.

Software licenses. Software license revenues increased 5% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased 16% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increase in license revenue in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was primarily due to the increase in licensing revenue from Hyperion Performance Suite, which was offset by a decrease in licensing revenue from Essbase and Hyperion Financial Management. The increase in license revenue in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was primarily attributable to increases in revenues from licensing of Hyperion Performance Suite, Hyperion Planning, Hyperion Strategic Finance and Hyperion Financial Management. These increases were partially offset by decreases in licensing revenue from Essbase and related platform products.

We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 33% of total license revenue in the third quarter of fiscal 2005 compared to 29% in the third quarter of fiscal 2004 and comprised 28% of total license revenue in the first nine months of fiscal 2005 compared to 25% for the first nine months of fiscal 2004. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner represented more than 10% of total revenue during the periods presented.

Maintenance and services. Maintenance and services revenue increased 7% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, which was comprised of a 6% increase in maintenance revenue and a 10% increase in consulting and training services revenue. Maintenance and services revenue increased 15% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004, which was comprised of a 14% increase in maintenance revenue and a 16% increase in consulting and training services revenue.

The increases in maintenance revenue in the third quarter and first nine months of fiscal 2005 compared to the same periods in fiscal 2004 were primarily attributable to additional license revenue during the fiscal year. The increases in consulting and training services revenue in the third quarter and first nine months of fiscal 2005 were principally due to our acquisition of Brio in October 2003 and to increased sales of services resulting from an increase in licensing contracts acquired during those periods.

COST OF REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Related		Related		Related		Related
(In thousands)	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Software licenses	$4,141	6%	$3,400	5%	$11,496	6%	$9,867	6%
Maintenance and services	40,492	37%	39,546	39%	117,710	37%	107,052	39%

	Three Months Ended March 31,				Nine Months Ended March 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Software licenses	$4,141	$3,400	$741	22%	$11,496	$9,867	$1,629	17%
Maintenance and services	40,492	39,546	946	2%	117,710	107,052	10,658	10%

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Total cost of software license revenues, as a percentage of revenues, remained consistent in the three and nine months of fiscal year 2005 as compared to the same periods in fiscal year 2004. While there has been an overall increase in the level of amortization expense primarily due to the acquisitions of The Alcar Group in April 2003, Brio in October 2003, QiQ Solutions in July 2004, and Razza Solutions in January 2005, these increases have been offset by decreases in royalty expenses due to different mixes of product sales.

Gross margins on software license revenue were 94% for the third quarter and first nine months of fiscal year 2005. Gross margins on software license revenue were 95% for the third quarter of fiscal year 2004 and 94% for the first nine months of fiscal year 2004.

In the first nine months of fiscal 2005 and 2004, we capitalized $4.3 million and $1.2 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amortization of capitalized product development costs begins upon the general release of the software to customers. The significant increase in software product development costs in the first nine months of fiscal 2005 compared to the first nine months of fiscal year 2004 was principally due to increased activity during this period to localize Hyperion’s products for international markets in conjunction with our synchronized product release schedule.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting and training personnel. Cost of maintenance and services revenue increased 2% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased 10% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increase in cost of maintenance and services revenue in the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 was principally due to a $1.9 million increase in employee expenses, which was partially offset by a $0.8 million decrease in information technology expenses and $0.3 million decrease in occupancy and equipment expenses. The increase in cost of maintenance and services revenue in the first nine months of fiscal year 2005 compared to the first nine months of fiscal year 2004 was principally due to a $5.3 million increase in employee expenses, which, in turn, resulted mostly from increased revenue year over year. In addition, subcontractor and external personnel costs increased by $2.9 million, and occupancy and equipment expenses increased by $0.8 million. Maintenance and services headcount decreased from 773 employees at March 31, 2004 to 768 employees at March 31, 2005.

Gross margins on maintenance and services revenue were 63% for the third quarter and first nine months of fiscal 2005 up from 61% for the third quarter and first nine months of fiscal 2004.

OPERATING EXPENSES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Sales and marketing	$62,155	35%	$60,617	36%	$185,532	36%	$161,314	36%
Research and development	26,863	15%	26,329	16%	78,222	15%	69,686	16%
General and administrative	18,408	10%	16,763	10%	48,803	10%	45,633	10%

Total operating expenses	$107,426		$103,709		$312,557		$276,633

	Three Months Ended March 31,				Nine Months Ended March 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Sales and marketing	$62,155	$60,617	$1,538	3%	$185,532	$161,314	$24,218	15%
Research and development	26,863	26,329	534	2%	78,222	69,686	8,536	12%
General and administrative	18,408	16,763	1,645	10%	48,803	45,633	3,170	7%

Total operating expenses	$107,426	$103,709	$3,717		$312,557	$276,633	$35,924

Sales and marketing. Sales and marketing expense increased 3% to $62.2 million in the third quarter of fiscal 2005 from $60.6 million in the third quarter of fiscal 2004. This increase was mainly due to a $1.3 million increase in employee expenses and $0.3 million increase in subcontractors and external personnel costs. Sales and marketing headcount grew to 906 employees at March 31, 2005 from 831 employees at March 31, 2004.

Sales and marketing expense increased 15% to $185.5 million in the first nine months of fiscal 2005 from $161.3 million in the first nine months of fiscal 2004. This increase was mainly due to a $14.1 million increase in employee expenses and $2.8 million increase in subcontractor and external personnel costs.

Research and development. Research and development expense increased 2% to $26.9 million in the third quarter of fiscal 2005 from $26.3 million in the third quarter of fiscal 2004. The increase was primarily due to a $0.7 million increase in employee expenses. Overall, research and development headcount decreased from 528 employees at March 31, 2004 to 512 employees at March 31, 2005. Within our cost structure for research and development, we have engineering offshoring contracts in India and Belarus that employ approximately 170 engineering consultants. These individuals are not included in our headcount figure of 512 employees as of March 31, 2005.

Research and development expense increased by 12% to $78.2 million in the first nine months of fiscal 2005 from $69.7 million in the first nine months of fiscal 2004. This increase was primarily attributable to a $3.8 million increase in employee expenses and $3.5 million increase in subcontractor and external personnel costs.

General and administrative. General and administrative expense increased 10% to $18.4 million in the third quarter of fiscal 2005 from $16.8 million in the third quarter of fiscal 2004. This increase was principally due to a $1.8 million increase in professional services related to various legal matters and our compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative headcount decreased from 395 employees at March 31, 2004 to 368 employees at March 31, 2005.

General and administrative expense increased 7% to $48.8 million in the first nine months of fiscal 2005 compared to $45.6 million in the first nine months of fiscal 2004. This increase was principally due to a $1.6 million increase in employee expenses and a $2.6 million increase in professional services related to legal matters and our compliance efforts associated with Sarbanes-Oxley.

RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California that accommodates all employees in the San Francisco Bay area, which resulted in a restructuring charge in the second quarter of fiscal year 2005 of approximately $5.6 million. In the third quarter of fiscal 2005, we reduced the restructuring accrual by $1.8 million. This adjustment resulted from our buyout agreement to terminate the lease on our Sunnyvale facility and the sublease of our Santa Clara facility for the remaining term of the lease, both of which were completed during the third quarter of fiscal 2005. In July 2004, we vacated our San Francisco facility and recorded additional restructuring charges in the first quarter of fiscal 2005 of approximately $2.0 million. During the second quarter of fiscal 2005, we also made an adjustment to the restructuring charges recorded in fiscal 2001 by reducing the estimated charges by $0.6 million. This adjustment resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India in an effort to increase our multi-shore development capacity and capability. The expansion of our multi-shore initiative will be gradual over fiscal 2005 and has resulted so far in about 140 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in the first quarter of fiscal 2005 of approximately $1.1 million. This restructuring charge consists of severance and related benefits costs.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total
Balance at June 30, 2004	$111	$12,077	$—	$1,759	$13,947
Restructuring costs, net of adjustments	1,058	2,011	—	—	3,069
Cash payments	(984)	(1,049)	—	(4)	(2,037)

Balance at September 30, 2004	185	13,039	—	1,755	14,979
Restructuring costs, net of adjustments	(8)	3,308	646	—	3,946
Non-cash items	—	—	(646)	—	(646)
Cash payments	(50)	(1,231)	—	—	(1,281)

Balance at December 31, 2004	127	15,116	—	1,755	16,998
Restructuring costs, net of adjustments		(327)	—	—	(327)
Non-cash items	(4)	(125)	—	—	(129)
Cash payments	(4)	(4,199)	—	—	(4,203)

Balance at March 31, 2005	$119	$10,465	$—	$1,755	$12,339

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities,” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2004	$1,504	$22,407	$23,911
Restructuring costs, net of adjustments	—	—	—
Cash payments	(760)	(1,448)	(2,208)

Balance at September 30, 2004	744	20,959	21,703
Restructuring costs, net of adjustments	—	1,062	1,062
Cash payments	(154)	(1,079)	(1,233)

Balance at December 31, 2004	590	20,942	21,532
Restructuring costs, net of adjustments	—	(1,515)	(1,515)
Non-cash items	(7)	(103)	(110)
Cash payments	(108)	(1,851)	(1,959)

Balance at March 31, 2005	$475	$17,473	$17,948

Of the total $30.3 million of restructuring accruals, $9.2 million is accounted for in “Restructuring liabilities” and $21.1 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of March 31, 2005.

IN-PROCESS RESEARCH AND DEVELOPMENT

During the second quarter of fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million related to the write-off of in-process research and development costs.

INTEREST AND OTHER INCOME

Interest and other income consists primarily of interest earned on cash, cash equivalent and short-term investment balances. Interest and other income increased 133% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 and increased 63% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 primarily due to increases in interest rates and increases in balances of cash, cash equivalents and short-term investments.

INTEREST AND OTHER EXPENSE

Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. Interest and other expense increased 35% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to interest owed on foreign tax liabilities from previous years. Interest and other expense decreased 95% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 due to the redemption of all of our remaining convertible notes in the second quarter of fiscal 2004.

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

INCOME TAX PROVISION

Our effective income tax rate was 35% for the third quarter of fiscal 2005 compared to 37% for the third quarter of fiscal 2004 and was 35% for the first nine months of fiscal 2005 compared to 39% for the first nine months of fiscal 2004. Excluding the impact of the charge for in-process research and development of $2.3 million, which is not deductible for tax purposes, our effective income tax rate would have been 37% for the first nine months of fiscal 2004. We anticipate an income tax rate of 35% for all of fiscal 2005.

NET INCOME

We generated net income of $18.8 million, or $0.45 per diluted share, in the third quarter of fiscal 2005 compared to net income of $12.7 million, or $0.32 per diluted share, in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, our net income was $46.0 million or $1.12 per diluted share, compared to net income of $29.0 million or $0.74 per diluted share, for the first nine months of fiscal 2004.

We project total revenues in the fourth quarter of fiscal 2005 to be in the range of $183 million to $188 million. We expect operating expenses in the fourth quarter of fiscal 2005 to increase primarily due to higher variable compensation expenses associated with higher revenue as well as continued increases in professional service costs associated with legal matters. Based upon the cumulative factors noted above, we expect net income for the fourth quarter of fiscal 2005 to be in the range of $17.7 million to $19.8 million, or $0.42 to $0.47 per diluted share, assuming an effective tax rate of 35% and projected diluted shares outstanding of approximately 42.0 million.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,
(In thousands)	2005	2004
Cash, cash equivalents and short-term investments	$426,726	$338,654
Working capital	332,416	242,669

	Nine Months Ended March 31,
(In thousands)	2005	2004
Net cash provided by operating activities	$89,260	$58,703
Net cash provided by investing activities	113,424	53,173
Net cash provided by (used in) financing activities	2,883	(132,543)

At March 31, 2005, we had $379.1 million in cash and cash equivalents and $47.6 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, variable rate demand notes, state and municipal bonds, U.S. government and agency obligations and other highly-liquid securities. At March 31, 2005, our working capital was $332.4 million.

We reclassified $192.9 million of auction rate securities from cash and cash equivalents to short-term investments on the June 30, 2004 condensed consolidated balance sheet. We also made corresponding adjustments to the statement of cash flows for the nine months ended March 31, 2004 to reflect the gross purchases and sales and maturities of these securities as investing activities rather than as a component of cash and cash equivalents. For the nine months ended March 31, 2004, before this reclassification, net cash provided by investing activities related to these investments of $52.4 million was included in cash and cash equivalents in the condensed consolidated statement of cash flows. These reclassifications had no impact on the previously reported net income or cash flow from operations.

In the first nine months of fiscal 2005 and 2004, we generated positive cash flow from operations of $89.3 million and $58.7 million, respectively. In the first nine months of fiscal 2005, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense and the income tax benefit from the exercise of stock options. These increases are partially offset by decreases in accounts receivable and accrued employee compensation and benefits. In the first nine months of fiscal 2004, our operating cash flow was primarily due to the net income generated during the period and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense and the income tax benefit from the exercise of stock options. These increases are partially offset by decreases in accounts payable and accrued liabilities and accrued employee compensation and benefits.

Net cash provided by investing activities amounted to $113.4 million in the first nine months of fiscal 2005, compared to net cash provided by investing activities of $53.2 million in the first nine months of fiscal 2004. The cash provided by investing activities in the first nine months of fiscal 2005 resulted primarily from proceeds from sales and maturities of investments of $288.5 million, which was offset by purchases of investments of $141.7 million, purchases of property and equipment of $21.0 million, purchases of intangible assets of $4.4 million, and payments for acquisitions, net of cash acquired, of $8.2 million. The higher level of capital expenditures in the first nine months of fiscal 2005 primarily related to leasehold improvements and purchases of computer and office equipment for our new corporate headquarters facility in Santa Clara, California. The cash provided by investing activities in the first nine months of fiscal 2004 was primarily due to proceeds from sales and maturities of investments of $210.6 million, which was partially offset by purchases of investments of $135.3 million and purchases of property and equipment of $14.3 million. Furthermore, in connection with our acquisition of Brio in October 2003, we paid a total of $17.0 million, comprising $14.0 million paid to the Brio stockholders and $3.0 million in acquisition costs paid to various third parties, and acquired Brio’s existing cash balance of $10.5 million.

Net cash provided by financing activities was $2.9 million in the first nine months of fiscal 2005, and the net cash used in financing activities was $132.5 million in the first nine months of fiscal 2004. The cash provided by financing activities for the first nine months of 2005 resulted from $55.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans, which was offset by $52.5 million of repurchases of our common stock. The cash used in financing activities in the first nine months of fiscal 2004 resulted from $124.9 million of repurchases of our common stock and $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, as authorized by our board of directors in October 2003, which were offset by $43.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. As of March 31, 2005, we are authorized to repurchase up to an additional $16.4 million of common stock under the repurchase plan authorized by our board of directors in May 2004. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2005, subject to market conditions and other factors.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least March 31, 2006. To the extent that existing cash, cash equivalent and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

The following table summarizes our contractual obligations as of March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. For the year ended June 30, 2005, the table below includes only those obligations to be settled between April 1, 2005 and June 30, 2005.

	Year Ended June 30,
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Non-cancelable operating leases	$5,924	$19,225	$16,399	$14,106	$10,685	$41,629	$107,968

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statements of income and comprehensive income. The effective date of the proposed standard is for fiscal years beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position and results of operations and alternative adoption methods. We expect this standard to have a significant impact on the condensed consolidated statements of income and comprehensive income.

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

In March 2004, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. In addition, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. Although we are currently evaluating the impact of adopting EITF 03-01, we do not expect the adoption of this new standard to have a material impact on our financial position or results of operations.

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

Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology and frequent new product introductions and enhancements. Hyperion continually seeks to expand and refresh its product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

•	product quality, including the possibility of software defects;

•	delays in releasing new products;

•	customers delaying purchase decisions in anticipation of new products to be released;

•	the fit of the new products and features with the customer’s needs;

•	the successful adaptation of third-party technology into Hyperion’s products;

•	educating Hyperion’s sales, marketing and consulting personnel to work with the new products and features;

•	competition from earlier and more established entrants;

•	market acceptance of initial product releases;

•	marketing effectiveness; and

•	the accuracy of assumptions about the nature of customer demand.

Hyperion’s failure to successfully introduce, market and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price its products, as well as undetected errors or delays in new products or new versions of a product could have a material adverse effect on Hyperion’s business, results of operations or financial position. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, must rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. For fiscal 2005, important newer products or product enhancements include Performance Suite 8.3, Essbase 7X, Hyperion Financial Management 4.0, Hyperion Planning 4.0, and Applications Suite 4.0.

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

Also, the enterprise software market may continue to consolidate through merger or acquisition. If one or more of our competitors merges or partners with another of our competitors or if we became the subject of an unsolicited acquisition by another enterprise, such change in the competitive landscape could adversely affect our ability to compete. Our key partners may also consolidate with new and existing competitors, which could materially affect our ability to expand the market for our products.

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

Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in the third quarter and first nine months of fiscal 2005. If the United States dollar strengthens relative to other currencies in the future, our revenues, operating results and cash flows will be adversely affected.

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

Hyperion has in excess of 600 partners worldwide. Some of the business practices in countries in which our partners operate on our behalf may not conform fully with local or U.S. laws. While we are diligent about monitoring the business practices affecting our foreign subsidiaries, we may not be able to detect improper or unlawful conduct by our international partners which could put Hyperion at risk regarding possible violations of such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”). Serious violations of the FCPA could result in fines or other criminal or civil sanctions which could have a material impact on the Hyperion’s operating results or financial condition.

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

We rely upon various intellectual property protections, including contractual provisions, patents, copyrights, trademarks, and trade secret laws to preserve our intellectual property rights. Despite our precautions, third parties may misappropriate our intellectual property causing us to lose potential revenue and competitive advantage. As well, we may ourselves from time to time become subject to claims by third parties that our technology infringes their intellectual property rights. In either case, we may incur expenditures to police, protect, and defend our interests and may become involved in litigation that could divert the attention of our management. Responding to such claims could result in substantial expense and result in damages, royalties, or injunctive relief, or require us to enter into licensing agreements on unfavorable terms, or redesign or stop selling affected products which could materially disrupt the conduct of our business.

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

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which we have done. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims made against us.

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

In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 33% of Hyperion’s total license revenue for the third quarter of fiscal 2005. Indirect channel sales involve a number of special risks, including:

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

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” under which we generally do not record compensation expense related to employee stock options. In the second quarter of fiscal 2005, the Financial Accounting Standards Board issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. This accounting standard is effective for fiscal years beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006, and upon its adoption, our earnings will be significantly affected. See also, Note 2, “Significant Accounting Policies — Stock-based Compensation, of Notes to Condensed Consolidated Financial Statements” for current disclosures regarding income statement treatment.

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

Net foreign exchange transaction gains and losses were not material for the third quarter of fiscal 2005. As of March 31, 2005, we had net forward contracts to sell U.S. dollar equivalent of $35.2 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.

The change in foreign currency exchange rates favorably impacted total revenues in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 by approximately $3.0 million and favorably impacted total revenues in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 by approximately $11.2 million, in both cases primarily due to the strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 5% in the third quarter of fiscal 2005 and would have increased 13% in the first nine months of fiscal 2005, compared to the same periods in fiscal 2004.

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At March 31, 2005, our short-term investments consisted of investment-

grade debt securities with a fair value of $47.6 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of our intellectual property, and will vigorously defend the charges of patent infringement made against us. Hyperion does not believe the outcome of the litigation will have a material effect on our financial position, results of operations or cash flows. Hyperion discussed this litigation in our second fiscal quarter Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which we have done. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims made against us. Hyperion does not believe the outcome of the litigation will have a material effect on our financial position, results of operations or cash flows. Hyperion discussed this litigation in our second fiscal quarter Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth, for the periods indicated, our purchases of common stock.

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be
	of Shares	Average Price	Announced Plan	Purchased
Period	Purchased [1]	Paid per Share	[2]	Under the Plan
	(In thousands, except per share data)
January 1, 2005 – January 31, 2005	—	—	—	$31,430
February 1, 2005 – February 28, 2005	78	$48.64	78	27,626
March 1, 2005 – March 31, 2005	238	$47.41	238	16,352

[1]	All stock repurchases during the three months ended March 31, 2005 were made in open-market transactions as part of our publicly announced plan.

[2]	On May 20, 2004, we announced that our board of directors had authorized a plan to repurchase up to $75.0 million of our common stock. In total, we have purchased 1,461,900 shares since May 2004.

ITEM 3. DEFAULTS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Date: May 10, 2005	Hyperion Solutions Corporation (Registrant)

	By:	/s/ DAVID W. ODELL

David W. Odell
Chief Financial Officer

	By:	/s/ WILLIAM B. DEWES

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