Form 10-K
period 2005-06-30
HYPERION SOLUTIONS CORP
filed 2005-08-31
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, Par Value $0.001
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion (based on the closing sales price of the registrant’s common stock as reported on the NASDAQ National Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of July 29, 2005, there were 39,738,871 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, scheduled to be held on November 16, 2005, are incorporated by reference in Part III of this Form 10-K.

HYPERION SOLUTIONS CORPORATION
FORM 10-K
“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion Solutions Corporation. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Statements made in this report on Form 10-K relating to the future, including those related to (1) the timing and functionality of new product releases; (2) Hyperion’s stock repurchase plans; (3) the ability of Hyperion’s acquisitions to enhance its business performance management offerings; (4) market size and growth estimates by industry analysts and us; and (5) Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.
PART I
ITEM 1. BUSINESS
OVERVIEW
Hyperion Solutions Corporation is a leading provider of business performance management (“BPM”) software. Hyperion’s software is used by large, global corporations to gain visibility into how their businesses are performing and to plan and model to improve that performance.
Business Performance Management builds on business intelligence (“BI”), commonly referred to as query, reporting, and analysis. Our solutions enable customers to collect, organize, and analyze data from disparate transaction systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers. Employees at all levels across organizations — in the finance department and beyond — use our products to provide a single version of the truth about an organization’s performance, to support continuous performance improvement, and to promote accountability. This information can be communicated across the entire enterprise through easy-to-deploy and easy-to-support technologies such as personalized, highly interactive dashboards.
Hyperion’s products include market-leading financial and operational applications and a BI platform, which is an important element of BPM solutions. According to market analysis firm IDC, Hyperion is the market share leader for enterprise planning and financial reporting and consolidation applications, with more than twice the market share of our nearest competitor.
Hyperion’s BI platform provides historical analysis, statistical predictions, and forecast information to support the entire BPM process. Hyperion Performance Suite is the management reporting component of the Hyperion BI platform. Highly scalable and easy-to-deploy, administer, and use, it enables customers to query and report against relational databases. Hyperion Essbase, our online analytical processing (“OLAP”) technology, is the analytic foundation for our BI platform. Components within Hyperion Essbase can be used individually to create tailored analytic applications, or in conjunction with our packaged applications.
During fiscal 2005, we continued to invest in our solutions by acquiring two companies. In July 2004, Hyperion acquired QIQ Software (“QIQ”), a privately held company based in Sydney, Australia. QIQ offers a simplified, wizard-based approach to building and deploying dashboards. In January 2005, Hyperion acquired Razza Corporation (“Razza”) based in Austin, Texas, a long-time partner that worked with Hyperion customers to manage master data and complex hierarchies. The integration of the QIQ and Razza technologies into Hyperion’s Business Performance Management offering helps customers solve pressing business problems and extends the value and usage of our offerings.
Hyperion is a Delaware corporation, which was originally formed as IMRS International in 1981 and later merged with Arbor Software Corporation in August 1998. Today, Hyperion serves customers in 45 countries and works with more than 600 partners to provide solutions to more than 10,000 customer organizations worldwide.

BUSINESS PERFORMANCE MANAGEMENT BACKGROUND
In response to today’s renewed focus on profitability and transparency, many businesses are seeking systems that can support the full business cycle — from strategy formulation, to the creation and adaptation of plans and operational execution, as well as the monitoring and reporting of results. It is common for organizations to have multiple general ledger, order entry, and partner and customer interaction systems worldwide. Companies need to unlock the volumes of transactional and operational information captured in these different information systems and in different formats. With Business Performance Management, organizations can consolidate their financial and operational systems’ information, turn the raw data from these systems into meaningful business information, and use this information to optimize performance across the entire enterprise.
We see five business imperatives driving increased demand for Business Performance Management solutions. These include the need to:
1.	Accelerate and increase the quality of decision making by leveraging existing information technology investments to make information more accessible and actionable throughout the organization;

2.	Increase the quality of management reports and have every manager work from the same set of facts;

3.	Achieve necessary alignment among business and functional units for tight strategy execution;

4.	Increase visibility, agility, and measurable accountability across the enterprise; and

5.	Prepare to comply with more stringent corporate governance regulations on a global scale.
These imperatives are in contrast to the tactical manner in which some organizations address analysis requirements today. Using siloed applications, disconnected query and reporting tools, and spreadsheets, employees in different functional areas conduct analyses that are potentially incomplete or inaccurate. By contrast, when organizations deploy pervasive Business Performance Management solutions, they are able to obtain consistent information to create and execute strategic, financial, and operational plans that are accurate and aligned.
To be useful, all of the data must be accessed, cleansed, transformed, extracted, and then analyzed using an assortment of sophisticated quantitative methods. This data must be summarized, visualized, and presented in a variety of formats — from spreadsheets and specialized financial report formats to multidimensional views and graphical Web-based presentations — that are meaningful and intuitive to users throughout the organization.
STRATEGY
Our objective is to profitably gain market share as the leading global provider of Business Performance Management solutions. Key elements of our strategy include:
Deliver Enterprise-Class Solutions. Hyperion’s enterprise-class solutions approach to Business Performance Management further accelerates the time-to-benefit for our customers by addressing specific business challenges on an enterprise-wide basis. Examples include profitability management; dashboards for monitoring and enterprise-wide control; financial consolidation, reporting, and compliance; enterprise planning; and an enterprise-wide analytics and business intelligence infrastructure.
Focus on the Success of Our 10,000+ Customers. Our installed base of more than 10,000 customers includes the largest global corporations. By focusing on the success of each of our customers, we expect to strengthen these relationships and generate follow-on revenues through licensing of additional users and cross-selling of new products and services into other areas of their organizations.
Expand Our Market Leadership through the Launch of Hyperion System 9. Hyperion System 9, or “Project Avalanche” (“System 9”), is our integrated BPM system and the first to truly integrate financial management applications with a BI platform. Hyperion System 9 will greatly simplify the user experience by enabling customers to view and interact with all BPM applications, content, and data — relational and multi-dimensional. Users will have a single point of access to information that is now viewed separately, including dashboards, scorecards, business analytics, and financial and enterprise reporting.

Acquire New Customers with our BI Platform. We acquired a record number of new customers in fiscal 2005 primarily through sales of our BI platform, which consists of Performance Suite 8.3 (our query and reporting product) and Hyperion Essbase 7X (OLAP for multidimensional analysis). With the addition of Hyperion Master Data Management Server, we are able to work with customers earlier and earlier in their technology and infrastructure acquisition cycles — a key initiative to extend our presence into IT.
Continue our “Start Anywhere” Approach to Product Adoption. While some customers buy our entire product suite, others adopt our “Start Anywhere” approach, which enables them to implement Business Performance Management in a step-by-step fashion. They begin by implementing one or two of our solutions to address specific business problems and are then able to add additional Hyperion solutions over time. This approach shortens the time it takes for customers to recognize the value of our solutions and allows them to absorb change gradually.
Expand Strategic Partner Relationships. We will continue to leverage our network of more than 600 partners who deliver complementary products and services and meet a wide variety of customer requirements. Partners’ offerings include packaged Business Performance Management applications, unique data and application integration technologies, tools, and training services. Our partner relationships increase the network effects of our platform, enhance our market reach, and provide our customers with greater flexibility and choice for their Business Performance Management solutions.
PRODUCTS
Hyperion’s Business Performance Management products include an interoperable suite of packaged applications and an enterprise-scalable BI platform. Our newer packaged applications are designed to leverage Web-based technologies and facilitate collaboration throughout the organization. With these products, corporations can improve their business processes, gain efficiencies, improve agility to respond to changing market conditions, and improve bottom-line performance.
Hyperion’s BI platform, comprised of Hyperion Essbase and Hyperion Performance Suite, offers a comprehensive foundation of flexible enabling tools and technologies for the development of Business Performance Management applications and the deployment of BI. It is a high-performance platform that is easy to deploy and use, and that meets the full range of enterprise business intelligence needs with advanced analytics functionality, enterprise reporting tools, and personalized interactive dashboards.
With the upcoming release of Hyperion System 9, Hyperion will deliver on a key customer requirement for an interoperable BPM suite of financial and operational applications along with BI tools that share data and business rules. Hyperion System 9 will greatly simplify the user experience by enabling customers to view and interact with all BPM applications, content, and data — relational and multi-dimensional. Users will have a single point of access to information that is now viewed separately, including dashboards, scorecards, business analytics, and financial and enterprise reporting. For the IT department, System 9 is designed to reduce the complexity typically associated with deploying, supporting, and using multiple tools and applications. It will help customers lower their total cost of ownership by simplifying systems management, administration, and support by having a single, unified system that is built around a services-oriented architecture.
Our solutions support the entire management cycle and deliver features and benefits across these four major domains:
Enterprise Planning, Budgeting, and Forecasting
Hyperion Planning is a services-oriented, Web-architected application that helps coordinate and manage all the elements of the planning, forecasting, and budgeting cycle. It drives collaborative, integrated, event-based planning, forecasting, and budgeting processes throughout the organization for a wide range of financial and operational needs. Decision makers and front-line managers communicate which course of action to take and encourage collaboration among budget holders so that continuous profitability improvements can be identified and acted upon.
Hyperion Strategic Finance is a strategic financial modeling application that gives corporate development, finance, and treasury executives real-time analysis of alternative strategies. It enables them to analyze the financial impact of critical business decisions and to choose the strategic path of greatest value to deliver continuous performance improvement.

Financial executives create customized dashboards and report quickly and accurately to assess earnings and demonstrate the quality of earnings in relation to cash flow.
Consolidations and Financial Reporting
Hyperion Financial Management is a Web-based application that delivers financial consolidation, reporting, and analysis in a single, highly scalable solution. Employees, subsidiaries, branch offices, and partners operate from the same page and with a single unified view of key financial data at any moment in time. Hyperion Financial Management generates consolidated results for both internal management and regulatory bodies and is used to facilitate compliance with the Sarbanes-Oxley Act.
Query and Reporting
Hyperion Performance Suite uses a services-oriented architecture to deliver Web-based query, analysis, and reporting off of relational databases. It allows users to access, analyze, and distribute information from disparate sources and to consolidate related information into personalized interactive dashboard applications. Hyperion Performance Suite offers a broad range of visualization options for report and dashboard designs — pixel perfect, charts, multidimensional pivot tables, key performance indicators (“KPIs”), and conditional formatting. Data exploratory capabilities, such as the interactive drill-anywhere feature, enable users to instantly expand their ad hoc analyses by adding items to their data set. Enterprise-level reporting capabilities deliver presentation-quality reports to end users, scheduled or on demand.
With Hyperion Performance Suite, Hyperion participates in what industry analysts believe will be the largest and fastest growing part of the BI market. Industry analysts estimate that relational reporting represents approximately 70 percent of the total BI marketplace, and multidimensional reporting products such as Hyperion Essbase comprise the remaining 30 percent.
Interactive Dashboards created with Hyperion Performance Suite empower our customers — from the boardroom to line-of-business managers — to monitor performance and make smarter decisions by relying on measurable data and metrics via at-a-glance summaries of KPIs. People in departments everywhere in the enterprise use the dashboard interfaces via the Web to quickly spot trends and anomalies, select different views of data, and drill to the next level of detail in order to gain valuable business insight and take the right action.
Advanced Analytics
Hyperion Essbase 7X is the single enterprise analytics infrastructure for all advanced analytics needs across the enterprise. Hyperion Essbase delivers services to (1) access and integrate data and metadata from a wide range of sources, (2) perform advanced analytical processing, and (3) deploy business performance applications across the enterprise using a services-oriented architecture. It meets the most demanding data scalability requirements of sales, marketing, and supply chain users, as well as the most complex analytic requirements of finance managers — all with a single architecture. Hyperion Essbase 7X is the only analytic solution that can scale to terabytes of sparse data, while providing sub-second response time to thousands of concurrent users. It also delivers the first visual spreadsheet for querying and navigating multidimensional data, enabling end users to have an intuitive method for visualizing large data volumes across dozens of key business dimensions. Hyperion Essbase reduces the total cost of ownership and increases the return on investment (“ROI”) compared to multiple solutions from several vendors by combining data integration, metadata management, online analytical processing, query and reporting, ad hoc analysis, and application development tools into a comprehensive Business Performance Management solution.
Hyperion Master Data Management Server (“MDM Server”) is the first and only scalable change-management architecture for synchronizing BPM master data across multiple enterprise systems. The systems include analytic, financial, and BPM applications; data warehouses; and transactional systems. MDM Server enables companies to manage complex hierarchies and dimensions such as those typically associated with a company’s product groups and families, locations, or charts of accounts. Hyperion MDM Server delivers rapid ROI to customers by replacing the highly manual or patchwork solutions that many companies have adopted for keeping these dimensions and hierarchies consistent.
Hyperion Hub is a centralized metadata manager for Hyperion’s applications and tools. It establishes links and manages data and metadata sharing across Hyperion Financial Management, Hyperion Planning, Hyperion Essbase, Hyperion Reports, and Hyperion Analyzer. A powerful interoperability tool that leverages a services-oriented architecture, Hub gives users a common set of dimensions, hierarchies, measures, business rules, and reporting formats, regardless of the Business

Performance Management process they are involved in. This increases the overall consistency in metrics and dramatically improves collaboration throughout the enterprise.
SALES AND MARKETING
We market and sell our products in North America and Latin America (“the Americas”), Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) through our direct sales force and through OEMs, VARs, and independent distributors. We support our sales force with lead generation and marketing programs, which include telemarketing, public relations, direct mail, advertising, seminars, trade shows, education, ongoing customer communication programs, third-party alliances, and user group conferences. Worldwide and regional user conferences are held annually. Regional user meetings and product-specific focus groups are also scheduled periodically. Sales cycles generally last from three to nine months. We have dedicated sales, marketing, and technical alliance resources designed to optimize our partner relationships. The direct sales force is compensated for direct sales as well as sales made through channel partners to ensure appropriate cooperation with our OEMs, VARs, and independent distributors.
We currently have more than 10,000 customers worldwide, many of which are multidivision and/or multilocation organizations with diverse information management requirements. In fiscal 2005, 2004, and 2003, approximately 41%, 41%, and 39%, respectively, of our total revenues were derived from markets outside of North America. In the past three fiscal years, no single customer accounted for more than 10% of total revenues.
Our sales and marketing organization consisted of 908 employees as of July 29, 2005, of which approximately 310 employees were quota-carrying sales representatives. We have sales offices at our worldwide headquarters in Santa Clara, California, and in more than 40 other locations throughout the Americas, EMEA, and APAC. Product support and training are also available in many of these locations.
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
License revenues derived from channel partners in fiscal 2005, 2004, and 2003 were 26%, 24%, and 26% of total license revenues, respectively. Our channel partners include such firms as Accenture, BearingPoint, Business and Decision, Deloitte, Immix Inc., International Business Machines Corporation, Ranzal and Associates, Skytec AG, and Teradata.
SERVICES AND SUPPORT
We believe that promoting customer success is important to the successful marketing and sale of our products. We offer an extensive selection of worldwide training, consulting, and technical support services to install, implement, and support our products. Consulting and training services are not included in software license fees, but are generally provided on a time and materials basis. Our services and support organization consisted of 783 employees as of July 29, 2005. We have also established a global network of partners who deliver implementation and training services. Under the terms of our standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and Web-based support, and to any updates and enhancements provided for their software.

RESEARCH AND DEVELOPMENT
Our products have been developed by our internal staff and contract developers and acquired through strategic acquisitions. Our development efforts are focused on new products, as well as on maintaining the competitiveness of our current product line. As of July 29, 2005, our product development was primarily performed by 509 employees located at our U.S. facilities in Santa Clara, California; Stamford, Connecticut; Orlando, Florida; and Skokie, Illinois; and at our Canadian facility located in Toronto, Ontario.
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has been gradual over fiscal 2005 and resulted in about 150 additional developers contributing to our development efforts in India. As of July 29, 2005, we have approximately 200 engineering consultants in total, primarily located in Minsk, Belarus, and Bangalore, India.
COMPETITION
The markets in which we compete are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Current and potential competitors offer a variety of reporting, analysis, modeling, and planning software solutions and generally fall within four categories: (1) vendors of packaged business analysis applications; (2) vendors of enterprise software applications that deliver transaction processes and front/back office automation; (3) vendors of OLAP server software that may also be marketed as part of a platform offering; and (4) vendors of front-end information access tools. As markets continue to develop for Business Performance Management products, additional competitors may enter or expand into those markets and competition may intensify.
Competitors, some of whom have significantly greater financial, technical, marketing, and other resources than we do, may be better able to respond to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than us. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the enterprise software market, and new products and technologies are introduced. In addition, as we develop and enhance our software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by our channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect our business, operating results, and financial condition.
Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software products, which would materially adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect on our business, operating results, and financial condition. See the section entitled “Factors That May Affect Future Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
PROPRIETARY RIGHTS AND LICENSES
We rely primarily on a combination of patent, copyright, and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights.
We currently have a number of patents relating to our products, including eight United States patents, three foreign patents, and a number of patent applications pending in the United States and abroad. There can be no assurance that our patents will not be invalidated, circumvented, or challenged, that the rights granted thereunder will provide competitive advantages to us, or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that other companies will not develop technologies that are similar or superior to our technology or design around the patents owned by us.
We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results, and financial condition would be materially adversely affected.
We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed, and integrated, which would materially adversely affect our business, operating results, and financial condition.
We distribute our products under software license agreements that grant customers a nonexclusive, nontransferable license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. Generally, we do not provide end users with the source code for our products except under escrow arrangements. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against us, if we cease to do business, or if we materially fail to meet our contractual obligations.
EMPLOYEES
As of July 29, 2005 we employed a total of 2,607 employees. None of our U.S. employees are represented by a labor union. Certain foreign jurisdictions have workers counsels that typically represent workers on matters generally affecting terms of employment. We believe our relations with employees are good. Our executive officers and other key employees as of July 29, 2005 are as follows:

Name	Age	Position
Godfrey R. Sullivan	52	President and Chief Executive Officer
Jeffrey R. Rodek	52	Executive Chairman
David W. Odell	42	Chief Financial Officer
Burton Goldfield	49	Senior Vice President, Worldwide Field Operations
Mark D. Cochran	46	Vice President, General Counsel and Secretary
Heidi M. Melin	40	Chief Marketing Officer
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
David W. Odell has served as Chief Financial Officer and Corporate Vice President since August 2000. He joined Hyperion from KPMG LLP, a public accounting firm. He was with KPMG for over fifteen years, most recently as a partner in the firm’s Sydney, Australia, office.

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
Mark D. Cochran joined Hyperion as Corporate Vice President, General Counsel and Secretary in January 2005. Prior to joining Hyperion, Mr. Cochran was Vice President, General Counsel and Secretary of Brocade Communications Systems, a storage networking company, from 2003 to 2005. From 1999 to 2003, he served as Vice President, General Counsel to AvantGo, which was acquired by Sybase. From 1990 to 1999, he served as Senior Corporate Counsel for Advanced Micro Devices and Corporate Counsel to Syntex, which was acquired by Roche. He began practicing law with the Bay Area firm of Ropers, Majeski, Kohn, Bentley, Wagner & Kane.
Heidi M. Melin joined Hyperion as Chief Marketing Officer in June 2005. Ms. Melin came to Hyperion from Peoplesoft, where she held various leadership positions from February 1996 to January 2005, including Group Vice President, Marketing Services and Director of Creative Services, and managed a global team of more than 160 marketing professionals. Prior to joining Peoplesoft, Ms. Melin worked for leading technology advertising agencies Hodskins Simone and Searles and Foote/Pacific, where she was responsible for the strategic direction of integrated marketing programs for a variety of high tech clients.
AVAILABLE INFORMATION
We make available free of charge in the Investor Relations section of our Internet website (www.hyperion.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. These filings are also available on the Securities and Exchange Commission’s website at www.sec.gov. Information contained on these websites is not part of this report.
ITEM 2. PROPERTIES
Our current corporate headquarters consist of leased facilities totaling approximately 220,000 square feet in Santa Clara, California. The Santa Clara facility lease expires in December 2014. We also own and occupy approximately 230,000 square feet in Stamford, Connecticut. These facilities are used by our administrative, sales, marketing, product development, customer support, and services groups.
Additional leased facilities in the United States include offices located in Irvine, California; Orlando, Florida; Kennesaw, Georgia; Lisle and Skokie, Illinois; Waltham, Massachusetts; Parsippany, New Jersey; Fairborn, Ohio; and Dallas, Texas, which are primarily used for sales, marketing, and services. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include facilities located in Toronto, Canada; Sao Paolo, Brazil; Egham and Manchester, England; Paris, France; Frankfurt and Munich, Germany; Milan and Rome, Italy; Utrecht, Netherlands; Madrid, Spain; Stockholm, Sweden; Zurich, Switzerland; North Sydney, Australia; Beijing, Hong Kong, and Shanghai, China; Tokyo, Japan; Seoul, South Korea; and Singapore. In addition, we lease executive office space throughout the world for our local sales and services needs.
We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. Hyperion does not believe the outcome of the litigation will have a material effect on its financial position, results of operations or cash flows.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to its multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which has been done. On May 4, 2005, with respect to the action of HyperRoll Israel against Hyperion, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims. Hyperion does not believe the outcome of the litigation will have a material effect on its financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq National Market under the symbol “HYSL.” The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported on the Nasdaq National Market.

Fiscal 2005	High	Low
First quarter	$42.59	$31.93
Second quarter	$46.62	$35.06
Third quarter	$51.11	$44.11
Fourth quarter	$47.75	$37.88

Fiscal 2004	High	Low
First quarter	$36.57	$25.59
Second quarter	$35.50	$28.35
Third quarter	$41.79	$29.79
Fourth quarter	$44.25	$36.08
As of July 29, 2005, we had 266 stockholders of record and approximately 23,500 beneficial holders of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all earnings to finance future growth and to repurchase our common stock under our publicly announced repurchase plans; therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of June 30, 2005, with respect to shares of Hyperion’s common stock that may be issued under our existing equity compensation plans, including our 1999 Stock Option Plan, as amended, our Employee Stock Purchase Plan (the “ESPP”), as amended, and our 1991 Non-Employee Director Stock Option Plan, as amended.

		Weighted-Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued upon	Outstanding	for Future Issuance
	Exercise of	Options,	under Equity
	Outstanding Options,	Warrants and	Compensation Plans
	Warrants and Rights	Rights	[1]
Equity compensation plans approved by security holders	5,494,610	$34.03	2,485,716
Equity compensation plans not approved by security holders	778,671	$25.47	38,858

Total	6,273,181	$32.97	2,524,574

[1]	Includes 1,379,889 shares of our common stock remaining available for future issuance under the ESPP as of June 30, 2005.
In January 2005, we granted Mark Cochran 5,000 shares of restricted common stock at a purchase price of $0.001 per share in connection with his appointment as Vice President, General Counsel and Secretary of Hyperion. The grant was disclosed on a Form 4 filing with the Securities and Exchange Commission on January 12, 2005. The grant was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the restricted stock was issued in a transaction not involving a public offering.

Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, our repurchases of common stock in the fourth quarter of fiscal 2005.

			Total Number of	Approximate
	Total Number		Shares Purchased as	Dollar Value of
	of Shares	Average Price	Part of Publicly	Shares that May
	Purchased	Paid per	Announced Plans	Yet Be Purchased
Period	[1]	Share	[2]	Under the Plans
(In thousands, except per share data)
April 1, 2005 - April 30, 2005	91	$44.46	91	$12,306
May 1, 2005 - May 31, 2005	278	$41.15	278	125,866
June 1, 2005 - June 30, 2005	392	$40.82	392	109,864

[1]	All stock repurchases during the three months ended June 30, 2005, were made in open-market transactions as part of our publicly announced plans.

[2]	On May 20, 2004, we announced that our board of directors had authorized a plan to repurchase up to $75.0 million of our common stock. In the fourth quarter of fiscal 2005, a total of 389,898 shares were purchased under this plan. In total, we have purchased 1,851,798 shares under this plan. On May 16, 2005, we announced that our board of directors had authorized an additional plan to repurchase up to $125.0 million of our common stock. In the fourth quarter of fiscal 2005, a total of 371,076 shares were purchased under this plan. At July 29, 2005, $88.8 million of the funds approved for repurchases under our plans were available.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:

Revenues:
Software licenses	$273,408	$240,096	$201,766	$196,066	$227,994
Maintenance and services	429,185	382,104	308,692	295,952	300,017

Total revenues	702,593	622,200	510,458	492,018	528,011

Costs and expenses:
Cost of software license revenues	16,136	13,362	15,419	15,430	16,334
Cost of maintenance and services revenues	158,272	147,816	132,510	137,047	161,016
Sales and marketing	255,182	225,951	190,025	182,311	208,336
Research and development	104,108	96,240	73,776	72,206	81,597
General and administrative	68,056	63,621	47,207	64,843	72,823
Restructuring and other charges	6,048	4,202	764	107	42,785
In-process research and development	—	2,300	—	—	—

Total costs and expenses	607,802	553,492	459,701	471,944	582,891

Operating income (loss)	94,791	68,708	50,757	20,074	(54,880)
Interest and other income	7,844	4,283	5,848	7,027	12,987
Interest and other expense	(53)	(1,230)	(2,940)	(4,635)	(5,502)
Gain (loss) on redemption of debt	—	(936)	478	941	2,362

Income (loss) before income taxes	102,582	70,825	54,143	23,407	(45,033)
Income tax provision (benefit)	35,903	27,055	20,033	8,426	(13,960)

Net income (loss)	$66,679	$43,770	$34,110	$14,981	$(31,073)

Basic net income (loss) per share	$1.68	$1.15	$0.99	$0.46	$(0.95)
Diluted net income (loss) per share	$1.62	$1.10	$0.96	$0.45	$(0.95)

Shares used in computing basic net income (loss) per share	39,689	37,988	34,451	32,836	32,592
Shares used in computing diluted net income (loss) per share	41,257	39,754	35,694	33,491	32,592

Consolidated Balance Sheet Data:

Cash, cash equivalents, and short-term investments	$440,748	$368,175	$416,554	$330,258	$255,366
Working capital	330,220	273,983	350,649	281,501	254,141
Total assets [1]	899,436	813,606	656,543	588,069	574,979
Deferred revenue	140,772	136,286	104,868	94,910	100,234
Long-term debt	—	—	50,040	80,802	91,045
Long-term restructuring liabilities and other	24,830	26,619	11,326	11,743	14,303
Stockholders’ equity	583,900	519,571	397,325	299,657	267,319

[1]	As discussed further in Note 2 of the Consolidated Financial Statements, we reclassified $9.0 million from income taxes payable to prepaid expenses and other current assets on our consolidated balance sheet as of June 30, 2004. In addition, we also increased both prepaid expenses and other current assets and income taxes payable on our consolidated balance sheets as of June 30, 2003, 2002, and 2001, by $1.8 million, $4.2 million, and $4.6 million, respectively. These reclassifications resulted in changes to amounts previously reported as total assets on the consolidated balance sheets as of June 30, 2004, 2003, 2002, and 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Hyperion Solutions Corporation is a leading provider of business performance management (“BPM”) software. Hyperion’s software is used by large, global corporations to gain visibility into how their businesses are performing and to plan and model to improve that performance.
Business Performance Management builds on business intelligence (“BI”), commonly referred to as query, reporting, and analysis. Our solutions enable customers to collect, organize, and analyze data from disparate transaction systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers. Employees at all levels across organizations — in the finance department and beyond — use our products to provide a single version of the truth about an organization’s performance, support continuous performance improvement, and promote accountability. This information can be communicated across the entire enterprise through easy-to-deploy and easy-to-support technologies such as personalized, highly interactive dashboards.
Hyperion’s products include market-leading financial and operational applications and a BI platform, which is an important element of BPM solutions. According to market analysis firm IDC, Hyperion is the market share leader for enterprise planning and financial reporting and consolidation applications, with more than twice the market share of our nearest competitor.
Hyperion’s BI platform provides historical analysis, statistical predictions, and forecast information to support the entire BPM process. Hyperion Performance Suite is the management reporting component of the Hyperion BI platform. Highly scalable and easy-to-deploy, administer, and use, it enables customers to query and report against relational databases. Hyperion Essbase, our online analytical processing (“OLAP”) technology, is the analytic foundation for our BI platform. Components within Hyperion Essbase can be used individually to create tailored analytic applications, or in conjunction with our packaged applications.
During fiscal 2005, we continued to invest in our solutions by acquiring two companies. In July 2004, Hyperion acquired QIQ Software (“QIQ”), a privately held company based in Sydney, Australia. QIQ offers a simplified, wizard-based approach to building and deploying dashboards. In January 2005, Hyperion acquired Razza Corporation (“Razza”) based in Austin, Texas, a long-time partner that worked with Hyperion customers to manage master data and complex hierarchies. The integration of the QIQ and Razza technologies into Hyperion’s Business Performance Management offering helps customers solve pressing business problems and extends the value and usage of our offerings.
Hyperion is a Delaware corporation, which was originally formed as IMRS International in 1981 and later merged with Arbor Software Corporation in August 1998. Today, Hyperion serves customers in 45 countries and works with more than 600 partners to provide solutions to more than 10,000 customer organizations worldwide.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods. We believe the following critical accounting policies affect our most significant estimates and judgments used in the preparation of our consolidated financial statements.
Revenue Recognition
We derive revenues from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end user, concurrent user, or central processing unit basis.

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
Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”
If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
Accounts Receivable Allowances
We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness, and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect our future ability to collect outstanding receivables, we may record additional provisions for accounts receivable allowances. We record the provision for accounts receivable allowances in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our consolidated statement of operations.
Our accounts receivable allowance was $10.1 million at June 30, 2005, and $8.8 million at June 30, 2004. The total provision for accounts receivable allowances was $6.1 million, $8.1 million, and $5.8 million in fiscal 2005, 2004, and 2003, respectively. Of these provisions, $0.1 million, $1.4 million, and $1.4 million were recorded in general and administrative expense in fiscal 2005, 2004, and 2003, respectively, and $6.0 million, $6.7 million, and $4.4 million were recorded as a reduction of revenue in fiscal 2005, 2004, and 2003, respectively.
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not contemplated.
During the preparation of our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily relating to foreign net operating loss carryforwards, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, additional valuation allowances may need to be recorded which could materially impact our financial position and results of operations.
Our accounting for income taxes also requires us to exercise judgment for issues relating to known matters under discussion with tax authorities and transactions yet to be settled. As a result, we maintain a tax liability for contingencies and regularly assess the adequacy of this tax liability. We record liabilities for known tax contingencies when, in our judgment, it is probable that a liability has been incurred. It is reasonably possible that actual amounts payable resulting from audits by tax authorities could be materially different from the liabilities we have recorded due to the complex nature of the tax legislation that affects us.
Valuation of Goodwill, Intangibles, and Long-Lived Assets
We account for goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires us to review for impairment of goodwill on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process as described in Note 2 to our consolidated financial statements. Based upon our single business approach to decision-making, planning, and resource allocation, we have determined that we have only one reporting unit, and we are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on our market capitalization.
We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (1) significant underperformance relative to historical or projected future operating results, (2) significant changes in the manner of use of the assets or the strategy for our overall business, (3) significant decrease in the market value of the assets, and (4) significant negative industry or economic trends.
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
RESULTS OF OPERATIONS
We acquired Brio Software, Inc. on October 16, 2003. Brio’s results of operations have been included in Hyperion’s results beginning on the date of acquisition. In addition to the incremental revenue and expense associated with Brio products and services, our headcount increased by approximately 15% in the second quarter of fiscal 2004 as a result of the acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the acquisition-related in-process research and development charge of $2.3 million and restructuring charges of $3.6 million recorded in the second quarter of fiscal 2004 have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the year ended June 30, 2004 combines (1) the results of Hyperion for the year ended June 30, 2004, which include the post-acquisition results of Brio for the period of October 16, 2003 to June 30, 2004, and (2) the pre-acquisition results of Brio for the period of July 1, 2003, to October 15, 2003. The unaudited pro forma combined statement of operations data for the year ended June 30, 2003, combine (1) the results of Hyperion for the year ended June 30, 2003, and (3) the results of Brio for the twelve months ended June 30, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003
Revenues	$653,049	$612,203
Net income	39,878	7,618
Basic net income per share	1.02	0.20
Diluted net income per share	0.97	0.19
The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Year Ended June 30,
		Percent of		Percent of		Percent of
		Total		Total		Total
(In thousands)	2005	Revenue	2004	Revenue	2003	Revenue
REVENUES
Software licenses	$273,408	39%	$240,096	39%	$201,766	40%
Maintenance and services:
Maintenance	299,093	42%	264,866	42%	212,157	41%
Consulting and training	130,092	19%	117,238	19%	96,535	19%

	429,185	61%	382,104	61%	308,692	60%

TOTAL REVENUES	702,593	100%	622,200	100%	510,458	100%

COSTS AND EXPENSES
Cost of revenues:
Software licenses	16,136	2%	13,362	2%	15,419	3%
Maintenance and services	158,272	23%	147,816	24%	132,510	26%
Sales and marketing	255,182	36%	225,951	36%	190,025	37%
Research and development	104,108	15%	96,240	16%	73,776	15%
General and administrative	68,056	10%	63,621	10%	47,207	9%
Restructuring charges	6,048	1%	4,202	1%	764	0%
In-process research and development	—	—	2,300	0%	—	—

TOTAL COSTS AND EXPENSES	607,802	87%	553,492	89%	459,701	90%

OPERATING INCOME	94,791	13%	68,708	11%	50,757	10%

Interest and other income	7,844	1%	4,283	0%	5,848	1%
Interest and other expense	(53)	0%	(1,230)	0%	(2,940)	(0)%
Gain (loss) on redemption of debt	—	—	(936)	0%	478	0%

INCOME BEFORE INCOME TAXES	102,582	14%	70,825	11%	54,143	11%

Income tax provision	35,903	5%	27,055	4%	20,033	4%

NET INCOME	$66,679	9%	$43,770	7%	$34,110	7%

	Year Ended June 30,
				2005-2004	2005-2004	2004-2003	2004-2003
(In thousands)	2005	2004	2003	Change	%	Change	%
REVENUES
Software licenses	$273,408	$240,096	$201,766	$33,312	14%	$38,330	19%
Maintenance and services:
Maintenance	299,093	264,866	212,157	34,227	13%	52,709	25%
Consulting and training	130,092	117,238	96,535	12,854	11%	20,703	21%

	429,185	382,104	308,692	47,081	12%	73,412	24%

TOTAL REVENUES	702,593	622,200	510,458	80,393	13%	111,742	22%

COSTS AND EXPENSES
Cost of revenues:
Software licenses	16,136	13,362	15,419	2,774	21%	(2,057)	(13)%
Maintenance and services	158,272	147,816	132,510	10,456	7%	15,306	12%
Sales and marketing	255,182	225,951	190,025	29,231	13%	35,926	19%
Research and development	104,108	96,240	73,776	7,868	8%	22,464	30%
General and administrative	68,056	63,621	47,207	4,435	7%	16,414	35%
Restructuring charges	6,048	4,202	764	1,846	44%	3,438	450%
In-process research and development	—	2,300	—	(2,300)	(100)%	2,300	100%

TOTAL COSTS AND EXPENSES	607,802	553,492	459,701	54,310	10%	93,791	20%

OPERATING INCOME	94,791	68,708	50,757	26,083	38%	17,951	35%

Interest and other income	7,844	4,283	5,848	3,561	83%	(1,565)	(27)%
Interest and other expense	(53)	(1,230)	(2,940)	1,177	96%	1,710	58%
Gain (loss) on redemption of debt	—	(936)	478	936	100%	(1,414)	(296)%

INCOME BEFORE INCOME TAXES	102,582	70,825	54,143	31,757	45%	16,682	31%

Income tax provision	35,903	27,055	20,033	8,848	33%	7,022	35%

NET INCOME	$66,679	$43,770	$34,110	$22,909	52%	$9,660	28%

REVENUES
Total revenues increased 13% in fiscal 2005 compared to fiscal 2004 and increased 22% in fiscal 2004 compared to fiscal 2003. The growth in revenue from fiscal 2004 to fiscal 2005 was primarily attributed to the growth in reporting, consolidations, and financial planning products and related services. Fiscal 2005 revenue also includes a full year of revenue associated with the acquisition of Brio. The growth in revenue from fiscal 2003 to fiscal 2004 was primarily due to the growth in financial application products and related services and the acquisition of Brio and the resulting incremental revenue associated with its management reporting products and related services.
The change in foreign currency exchange rates favorably affected total revenues in fiscal 2005 compared to fiscal 2004 by approximately $13.7 million and favorably affected total revenues in fiscal 2004 compared to fiscal 2003 by approximately $19.5 million, in both cases primarily due to the increase in strength of the Euro against the U.S. dollar.

Software license revenue. Software license revenues increased 14% to $273.4 million in fiscal 2005 from $240.1 million in fiscal 2004. The increase in software license revenue in fiscal 2005 is due to improved sales execution and an increase in demand for our products, primarily in the areas of Hyperion Planning and Hyperion Performance Suite, the former Brio products.
Software license revenues increased 19% to $240.1 million in fiscal 2004 from $201.8 million in fiscal 2003. While the fiscal 2004 license revenue growth was predominantly attributable to licensing revenue from Hyperion Performance Suite, we also experienced balanced growth across our financial application product portfolio. These increases were partially offset by decreases in licensing revenue from our other platform products in fiscal 2004 compared to fiscal 2003.
We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, and independent distributors. License revenue from channel partners comprised 26% of total license revenues in fiscal 2005 compared to 24% in fiscal 2004 and 26% in fiscal 2003. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenues during the periods presented.
Maintenance and services revenue. Maintenance and services revenue increased 12% in fiscal 2005 compared to fiscal 2004, which was comprised of a 13% increase in maintenance revenue and an 11% increase in consulting and training revenue. Maintenance and services revenue increased 24% in fiscal 2004 compared to fiscal 2003, which was comprised of a 25% increase in maintenance revenue and a 21% increase in consulting and training revenue.
The increase in maintenance revenue in fiscal 2005 was primarily attributable to our year-over-year growth of our installed customer base, which was offset slightly by cancelled maintenance contracts. The increase in consulting and training services revenue in fiscal 2005 was principally due to increased sales of services resulting from an increase in licensing contracts during the fiscal year.
The increase in maintenance revenue in fiscal 2004 was primarily attributable to our acquisition of Brio in October 2003 and, to a lesser extent, to year-over-year growth of our installed customer base and improvements in our invoicing and collecting procedures for maintenance renewals, which was offset slightly by cancelled maintenance contracts. The increase in consulting and training revenue in fiscal 2004 was principally due to our acquisition of Brio in October 2003 and, to a lesser extent, to increased utilization rates in our consulting organization.
COST OF REVENUES

	Year Ended June 30,
		Percent of		Percent of		Percent of
		Related		Related		Related
(In thousands)	2005	Revenue	2004	Revenue	2003	Revenue
Software licenses	$16,136	6%	$13,362	6%	$15,419	8%
Maintenance and services	158,272	37%	147,816	39%	132,510	43%
Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenue increased 21% to $16.1 million in fiscal 2005 from $13.4 million in fiscal 2004 while software license revenue increased 14%. This increase was primarily due to the increase in amortization of acquired technologies related to the acquisitions of QIQ Solutions in July 2004 and Razza Solutions in January 2005.
Cost of software license revenue decreased 13% to $13.4 million in fiscal 2004 from $15.4 million in fiscal 2003 while software license revenue increased 19%. This decrease was primarily due to a $2.3 million decrease in royalty expense resulting from a different mix of product sales as well as the termination of our OEM relationship with Crystal Decisions. Partially offsetting the decrease in royalty expense in fiscal 2004 was a slight increase in acquired technology amortization expense primarily resulting from our acquisitions of The Alcar Group in April 2003 and Brio in October 2003.

Gross margin on software license revenue was 94% in fiscal 2005 compared to 94% in fiscal 2004 and 92% in fiscal 2003.
In fiscal 2005, 2004, and 2003, we capitalized $5.8 million, $2.2 million, and $2.0 million of software development costs, respectively, in accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic lives of the products, which is generally three years. The amortization of capitalized software development costs begins upon the general release of the software to customers. The significant increase in software product development costs in fiscal 2005 compared to fiscal 2004 and fiscal 2003 was principally due to increased activity to localize Hyperion’s products for international markets in conjunction with our synchronized product release schedule.
Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue increased 7% to $158.3 million in fiscal 2005 from $147.8 million in fiscal 2004. The increase in cost of maintenance and services revenue in fiscal 2005 compared to fiscal 2004 was principally due to a $5.7 million increase in employee expenses and a $1.5 million increase in subcontractor and other external personnel costs, which, in turn, resulted mostly from increased revenue year over year. Maintenance and services headcount grew to 795 employees at June 30, 2005, from 761 employees at June 30, 2004.
Cost of maintenance and services revenue increased 12% to $147.8 million in fiscal 2004 from $132.5 million in fiscal 2003. The increase in cost of maintenance and services revenue in fiscal 2004 compared to fiscal 2003 was principally due to a $7.8 million increase in employee expenses and a $7.7 million increase in subcontractor and other external personnel costs, both of which primarily resulted from our acquisition of Brio in October 2003. Maintenance and services headcount grew to 761 employees at June 30, 2004, from 743 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.
Gross margin on maintenance and services revenue was 63% in fiscal 2005 compared to 61% in fiscal 2004 and 57% in fiscal 2003. The sequential increase in gross margin on maintenance and services revenue during these fiscal years was due to increased consulting utilization rates and, to a lesser extent, due to a higher mix of maintenance revenue as a percentage of total maintenance and services revenues.
OPERATING EXPENSES
Sales and marketing. Sales and marketing expense increased 13% to $255.2 million in fiscal 2005 from $226.0 million in fiscal 2004. This increase was mainly due to a $19.8 million increase in total employee expenses, both fixed and variable compensation, $1.8 million increase in marketing expenses, and $1.8 million increase in travel and entertainment expenses in fiscal 2005 compared to fiscal 2004. Sales and marketing headcount grew to 876 employees at June 30, 2005, from 835 employees at June 30, 2004.
Sales and marketing expense increased 19% to $226.0 million in fiscal 2004 from $190.0 million in fiscal 2003. This increase was mainly due to a $27.2 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003 and a higher effective commission rate in fiscal 2004 compared to fiscal 2003. Sales and marketing headcount grew to 835 employees at June 30, 2004, from 680 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.
Research and development. Research and development expense increased 8% to $104.1 million in fiscal 2005 from $96.2 million in fiscal 2004. Although research and development headcount decreased from 531 employees at June 30, 2004, to 509 employees at June 30, 2005, the increase in overall expenses was mainly attributable to a $3.3 million increase in employee expenses and $3.8 million increase in subcontractor and other external personnel costs. These increases reflect our continued investment in talented engineers who are needed to develop our newest product offerings and enhance our existing solutions. In fiscal 2005, we expanded our research and development capacity by entering into engineering offshoring contracts in India and Belarus. Within our cost structure for research and development, we employ approximately 200 engineering consultants who are not included in our headcount figure of 509 employees as of June 30, 2005.
Research and development expense increased 30% to $96.2 million in fiscal 2004 from $73.8 million in fiscal 2003. This increase was mainly attributable to a $16.9 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003. Research and development headcount grew to 531 employees at June 30, 2004, from 438 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.
General and administrative. General and administrative expense increased 7% to $68.1 million in fiscal 2005 from $63.6 million in fiscal 2004. This increase was principally due to a $6.2 million increase in professional services related to our compliance efforts associated with Section 404 of the Sarbanes-Oxley Act and various legal matters. This increase was offset by a $1.3 million decrease in bad debt expense. General and administrative headcount grew to 396 employees at June 30, 2005, from 370 employees at June 30, 2004.
General and administrative expense increased 35% to $63.6 million in fiscal 2004 from $47.2 million in fiscal 2003. This increase was principally due to an $11.6 million increase in employee expenses that resulted primarily from our acquisition of Brio in October 2003. General and administrative headcount grew to 370 employees at June 30, 2004, from 338 employees at June 30, 2003, primarily due to the addition of incremental Brio employees.
RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges totaled $6.0 million, $4.2 million, and $0.8 million in fiscal 2005, 2004, and 2003, respectively.
In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California, that accommodates all employees in the San Francisco Bay area. During fiscal 2005, we vacated our corporate facilities in Sunnyvale as well as offices in Santa Clara and San Francisco, California, which resulted in a restructuring charge in fiscal 2005 of approximately $5.6 million.
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has been gradual over fiscal 2005 and has resulted so far in about 150 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs.
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
In June 2001, we announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales and customer support. In addition, we consolidated some of our facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million. In fiscal 2005, 2004, and 2003, we increased (reduced) the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, and $0.8 million, respectively. These adjustments resulted primarily from changes to our estimates of sublease income related to our facility exit costs and did not represent new restructuring activities.

We account for restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard supersedes the guidance provided by Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was applied to our restructuring activity in fiscal year 2001. Under both standards, the costs associated with our restructuring activity are included as charges to our results of operations. The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total
Accrual balance at June 30, 2002	$353	$14,885	$—	$3,374	$18,612
Adjustments	—	764	—	—	764
Cash payments	(353)	(2,291)	—	(1,524)	(4,168)

Accrual balance at June 30, 2003	—	13,358	—	1,850	15,208
Restructuring charges and adjustments	3,410	792	—	—	4,202
Cash payments	(3,299)	(2,073)	—	(91)	(5,463)

Accrual balance at June 30, 2004	111	12,077	—	1,759	13,947
Restructuring charges and adjustments	1,029	4,850	646	—	6,525
Non-cash items	(5)	(241)	(646)	(9)	(901)
Cash payments	(1,040)	(7,447)	—	—	(8,487)

Accrual balance at June 30, 2005	$95	$9,239	$—	$1,750	$11,084

In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” we account for restructuring activities related to our acquisition of Brio by allocating certain costs to the purchase price of the company in the year of acquisition. The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Total
Balance at June 30, 2003	$—	$—	$—	$—
Restructuring costs, net of adjustments	4,767	26,588	4,719	36,074
Non-cash items	—	—	(4,719)	(4,719)
Cash payments	(3,263)	(4,181)	—	(7,444)

Balance at June 30, 2004	1,504	22,407	—	23,911
Restructuring costs, net of adjustments	—	(477)	—	(477)
Non-cash items	(29)	(103)	—	(132)
Cash payments	(1,114)	(6,479)	—	(7,593)

Balance at June 30, 2005	$361	$15,348	$—	$15,709

Of the total $26.8 million of restructuring accruals, $7.3 million is accounted for in “Restructuring liabilities” and $19.5 million is included in “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheet as of June 30, 2005.
Payments due under long-term lease obligations will continue to be made over the remaining lives of the leases. The restructuring costs recorded are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement. If we are unable to maintain a cost structure that is in appropriate balance with revenue going forward, whether due to failure to increase revenue adequately or failure to keep costs down, we could find it necessary to further adjust our cost structure through the execution of additional restructuring plans.
IN-PROCESS RESEARCH AND DEVELOPMENT
During fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million for the write-off of in-process research and development costs (“IPR&D”) related to the Brio 8 product line operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The fair value assigned to IPR&D was determined using the income approach. The stage of completion for the project was estimated to determine the discount rate of 20% to be applied to the valuation of the in-process technology. In fiscal 2005, no amount was allocated to IPR&D expense as a result of our acquisitions of QIQ Solutions in July 2004 or Razza Solutions in January 2005.

INTEREST AND OTHER INCOME
Interest and other income consists primarily of interest earned on cash, cash equivalents, and short-term investment balances. Interest and other income increased 83% to $7.8 million in fiscal 2005 from $4.3 million in fiscal 2004 primarily due to increases in interest rates and increases in balances of cash, cash equivalents, and short-term investments. Interest and other income decreased 27% to $4.3 million in fiscal 2004 from $5.8 million in fiscal 2003 due to declines in short-term interest rates.
INTEREST AND OTHER EXPENSE
Interest and other expense consists primarily of interest paid and amortization of deferred issuance costs related to our convertible subordinated notes. Interest and other expense decreased 96% to $0.1 million in fiscal 2005 from $1.2 million in fiscal 2004 and decreased 58% to $1.2 million in fiscal 2004 from $2.9 million in fiscal 2003. During the second quarter of fiscal 2004, we redeemed our remaining convertible subordinated notes with face values totaling $50.0 million, which significantly contributed to the decrease in interest and other expense in fiscal 2005 compared to fiscal 2004 and fiscal 2003.
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
INCOME TAX PROVISION
Our effective income tax rate was 35% in fiscal 2005 compared to 38% in fiscal 2004 and 37% in fiscal 2003. The lower effective income tax rate in fiscal 2005 compared to fiscal 2004 is due, in part, to the increase in the benefit of the tax exempt interest, extraterritorial income exclusion, and research and development tax credits. In addition, the effective tax rate in fiscal 2004 includes the impact of the charge for in-process research and development of $2.3 million, which is not deductible for tax purposes. Excluding the in-process research and development charge, the effective income tax rate in fiscal 2004 would have been 37%.
NET INCOME
We generated net income of $66.7 million, or $1.62 per diluted share, in fiscal 2005 compared to net income of $43.8 million, or $1.10 per diluted share, in fiscal 2004 and net income of $34.1 million, or $0.96 per diluted share, in fiscal 2003.
Our strongest quarter each year is typically our fourth fiscal quarter. Based on historical seasonality trends, we expect revenue and related sales compensation expenses to decrease in the first fiscal quarter. In addition, we expect first quarter results to be impacted by the general lower economic activity in Europe during the summer months.
LIQUIDITY AND CAPITAL RESOURCES

		As Reported		As Reclassified
	June 30,	June 30,		June 30,
(In thousands)	2005	2004	2003	2004	2003
Cash and cash equivalents	$170,740	$365,181	$398,040	$172,261	$167,362
Short-term investments	270,008	2,994	18,514	195,914	249,192
Working capital	330,220	273,983	350,649	273,983	350,649

	Year Ended	As Reported		As Reclassified
	June 30,	Year Ended June 30,		Year Ended June 30,
(In thousands)	2005	2004	2003	2004	2003
Net cash provided by operating activities	$130,689	$86,461	$88,113	$86,461	$88,113
Net cash provided by (used in) investing activities	(114,970)	(2,200)	(26,756)	35,558	(110,584)
Net cash provided by (used in) financing activities	(16,467)	(121,354)	20,144	(121,354)	20,144
At June 30, 2005, we had $170.7 million in cash and cash equivalents and $270.0 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, state and municipal bonds, and other highly-liquid securities. At June 30, 2005, our working capital was $330.2 million.
In accordance with the definition of cash equivalents in SFAS 95, “Statement of Cash Flows,” we reclassified $192.9 million and $230.7 million of auction rate securities with contractual maturities exceeding ninety days from cash and cash equivalents to short-term investments on the consolidated balance sheets as of June 30, 2004 and 2003, respectively. We also made corresponding adjustments to the consolidated statement of cash flows for the years ended June 30, 2004, and June 30, 2003, to reflect the gross purchases and sales and maturities of these securities as investing activities rather than as a component of cash and cash equivalents. For the years ended June 30, 2004, and June 30, 2003, before this reclassification, net cash provided by (used in) investing activities related to these investments of $37.8 million and $(83.8) million, respectively, were included in cash and cash equivalents in the consolidated statement of cash flows. These reclassifications had no impact on the previously reported net income, working capital, cash flow from operations, or cash flow from financing activities.
The following table summarizes the effect of these reclassifications on the purchases of investments and proceeds from sales and maturities of investments (in thousands):

	As Reported		As Reclassified
	Year Ended June 30,		Year Ended June 30,
(In thousands)	2004	2003	2004	2003
Purchases of investments	$(12,110)	$(24,520)	$(164,886)	$(358,873)
Proceeds from sales and maturities of investments	41,497	25,180	232,031	275,705
In fiscal 2005, 2004, and 2003, we generated positive cash flow from operations of $130.7 million, $86.5 million, and $88.1 million, respectively. In fiscal 2005, our operating cash flows resulted primarily from the net income generated during the period, an increase in income taxes payable, and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense and the impact of the income tax benefit from stock option exercises. These increases were partially offset by an increase in accounts receivable due to increased revenue in the fourth quarter of fiscal 2005 and a decrease in accounts payable and accrued liabilities. Our operating cash flows in fiscal 2004 were primarily the result of the net income generated during the period and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense and the impact of the income tax benefit from stock option exercises, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. In fiscal 2003, our operating cash flows were primarily attributable to the net income generated during the periods and the positive impact of non-cash items reflected in the net income amount such as depreciation and amortization expense, as well as a decrease in accounts receivable. The decrease in accounts receivable in fiscal 2003 resulted from our focus on invoicing and collection process improvements, primarily for maintenance and consulting services.
Net cash provided by (used in) investing activities amounted to $(115.0) million, $35.6 million, and $(110.6) million in fiscal 2005, 2004, and 2003, respectively. The net cash used in investing activities in fiscal 2005 resulted primarily from our purchases of investments, net of sales and maturities, of $76.4 million, purchases of property and equipment of $24.6 million, and payments for acquisitions of $8.2 million. The higher level of capital expenditures in fiscal 2005 primarily related to leasehold improvements and purchases of computer and office equipment for our new corporate headquarters facility in Santa Clara, California. Although we intend to continue to invest in assets necessary to support our infrastructure as well as our growing employee base, we expect overall capital expenditures to decrease in fiscal 2006 as our headquarter relocation was substantially completed by the end of the third fiscal quarter of 2005. The payments for acquisitions in fiscal 2005 related to our acquisition of QIQ Solutions in July 2004 and Razza Solutions in January 2005. From time to time, we may acquire other companies or assets to enhance our product offerings or expand our distribution network, and in future periods, we may use our existing cash, cash equivalents, and short-term investments and cash generated from future operations to fund additional business acquisitions. The net cash provided by investing activities in fiscal 2004 resulted primarily from purchases of property and equipment of $22.6 million and payments for acquisitions, net of cash acquired, of $6.9 million, which were partially offset by proceeds from sales and maturities of investments, net of purchases, of $67.1 million. The payments for acquisitions in fiscal 2004 related primarily to our acquisition of Brio in October 2003. The net cash used in investing activities in fiscal 2003 resulted primarily from purchases of property and equipment of $19.8 million, purchases of investments, net of sales and maturities, of $83.2 million, and payments for acquisitions of $6.0 million. Our capital expenditures in fiscal 2005, 2004, and 2003 consisted primarily of purchases of resources to manage our operations, including computer hardware and software and leasehold improvements. The payments for acquisitions in fiscal 2003 related to our acquisition of Alcar in April 2003.
Net cash provided by (used in) financing activities was $(16.5) million, $(121.4) million, and $20.1 million in fiscal 2005, 2004, and 2003, respectively. The cash used in financing activities in fiscal 2005 was due to $84.0 million of repurchases of our common stock under repurchase programs authorized by our board of directors in May 2004 and May 2005. These cash outflows were offset by $67.6 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash used in financing activities in fiscal 2004 resulted from $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, which was authorized by our board in October 2003, and $131.0 million of repurchases of our common stock under repurchase programs authorized by our board in July 2003 and May 2004. These cash outflows were partially offset by $60.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash provided by financing activities in fiscal 2003 was due to $50.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans, which was partially offset by repurchases of convertible subordinated notes totaling $27.9 million. In fiscal 2004, Hyperion’s board of directors authorized the company to repurchase up to $75.0 million of its common stock, and in fiscal 2005, the board of directors authorized an additional $125.0 million. As of June 30, 2005, we are authorized to repurchase up to an additional $109.9 million of common stock under our repurchase plans. We expect to continue to repurchase shares of common stock under this plan in fiscal 2006, subject to market conditions.
We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalent, and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our future revenue, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent, and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business through at least June 30, 2006. To the extent that existing cash, cash equivalent, and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.
The following table summarizes our future minimum lease payments under all non-cancelable operating leases with terms in excess of one year, net of future sublease income, as of June 30, 2005, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due In
	Total				Fiscal 2011
	Payments		Fiscal 2007	Fiscal 2009	and
	Due	Fiscal 2006	and 2008	and 2010	Thereafter
Non-cancelable operating leases	$118,459	$23,374	$37,963	$24,614	$32,508
Future sublease income	(16,801)	(4,588)	(7,365)	(4,578)	(270)

	$101,658	$18,786	$30,598	$20,036	$32,238

See Note 13 of our Notes to Consolidated Financial Statements for further information regarding our lease commitments.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with our first quarter of fiscal year 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our results of operations or financial position.
In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations. The effective date of the new standard is for fiscal years beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with our adoption of SFAS 123R.
We plan to adopt SFAS 123R using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. Upon adoption of SFAS 123R, we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position, results of operations, and cash flows. We expect this standard to have a significant impact on the consolidated statements of operations and consolidated statements of cash flows.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities, rather than as cash flow from operations as required under SFAS 123. This requirement will reduce net cash flows from operations and increase net cash flows from financing activities in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $11.2 million, $15.5 million, and $9.5 million for fiscal years 2005, 2004, and 2003, respectively.
In March 2004, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. In addition, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. Beginning with fiscal year 2005, we have adopted the disclosure requirements of EITF 03-01. Although we are currently evaluating the impact of adopting the accounting provisions of EITF 03-01, we do not expect the adoption of this new standard to have a material impact on our financial position or results of operations.
FACTORS THAT MAY AFFECT FUTURE RESULTS
We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.
Product enhancement and new product introductions involve inherent risks.
Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. Hyperion continually seeks to expand and refresh its product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. For example, System 9, Hyperion’s integrated BPM system, is a significant undertaking for Hyperion. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:
•	Product quality, including the possibility of software defects;

•	Delays in releasing new products;

•	Customers delaying purchase decisions in anticipation of new products to be released;

•	The fit of the new products and features with the customer’s needs;

•	The successful adaptation of third-party technology into Hyperion’s products;

•	Educating Hyperion’s sales, marketing, and consulting personnel to work with the new products and features;

•	Competition from earlier and more established entrants;

•	Market acceptance of initial product releases;

•	Technological challenges involved in integrating Hyperion products into cohesive business performance management systems offerings;

•	Marketing effectiveness, including challenges in distribution; and

•	The accuracy of assumptions about the nature of customer demand.
Hyperion’s failure to successfully introduce, market, and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price its products, as well as undetected errors or delays in new products or new versions of a product could have a material adverse effect on Hyperion’s business, results of operations, or financial position. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, must rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. Inadequate customer acceptance of Hyperion’s product and service initiatives would materially adversely affect Hyperion’s business, operating results, and financial condition.
Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.
Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. The announcement or introduction of new or enhanced products and services in our markets may create additional volatility in our results. We may not be able to accurately forecast our revenue or expenses. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face, as outlined above with respect to our financial forecasts, also apply to securities analysts that may publish estimates of our financial results. Our operating results may fail to meet our expectations or those of securities analysts or our investors due to a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.
Hyperion operates in a very competitive environment.
The markets in which Hyperion competes are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of whom may have significantly greater financial, technical, marketing, and other resources than Hyperion does. Cognos competes with Hyperion across a wide range of products, offering what they refer to as corporate performance management solutions, as do, generally, the major ERP vendors, including SAP, Oracle, and Business Objects. Many other companies compete in specific areas of Hyperion’s business. SAS and Oracle have OLAP products and analytic applications; Business Objects and Cognos have query and reporting products; and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP, and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results and financial condition.
In addition, as we develop and enhance our software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by our channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect our business, operating results, and financial condition.
Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software products, which would materially adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect on our business, operating results, and financial condition.
Also, the enterprise software market may continue to consolidate through merger or acquisition. If one or more of our competitors merges or partners with another of our competitors, or if we became the subject of an unsolicited acquisition by another enterprise, such change in the competitive landscape could adversely affect our ability to compete. Our key partners may also consolidate with new and existing competitors, which could materially affect our ability to expand the market for our products.
If Hyperion is unable to develop or acquire new and enhanced products that achieve widespread market acceptance, Hyperion may be unable to recoup product development costs, and Hyperion’s earnings and revenue may decline.
Hyperion’s future success depends on its ability to address the rapidly changing needs of its customers by developing or acquiring new products and introducing such products, product updates, and services on a timely basis. Hyperion must also extend the operation of its products to new platforms and keep pace with technological developments and emerging industry standards. Hyperion commits substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for its products and services in these markets does not materialize or occurs more slowly than Hyperion expects, Hyperion will have expended substantial resources and capital without realizing corresponding revenue, and Hyperion’s business and operating results could be adversely affected.
Failure to upgrade older products will adversely affect sales.
As Hyperion or its competition introduce newer products, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually upgrade older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, declining maintenance and new license revenue from older products could have a material adverse effect on Hyperion’s business.

Hyperion typically has back-ended quarters which may cause its actual revenues in a quarter to vary from sales forecasts.
Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of such revenues in the final week of that month. There also is greater uncertainty surrounding the ultimate signing of significant transactions with enterprise customers, whose sales cycles are typically longer in duration and may require several levels of approval. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on its forecasts of revenue for planning, modeling, and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and thereby adversely affect Hyperion’s business or results of operations. Any publicly stated revenue or earnings projections by Hyperion are especially subject to this risk.
A change in pricing or marketing could adversely affect Hyperion’s business.
In an effort to simplify and clarify Hyperion’s product positioning and marketing, Hyperion periodically makes changes to its product pricing, packaging, configuration, or product descriptions, as it is doing in a comprehensive manner with System 9. Any product price reductions may not be offset by sufficient increases in unit sales to maintain or increase license revenues, and any broadly based changes to pricing or marketing messages could cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing or convey Hyperion’s new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business, results of operations, or financial position.
Exchange rate fluctuations may adversely affect results.
Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in fiscal 2005. If the United States dollar strengthens relative to other currencies in the future, our revenues, operating results, and cash flows will be adversely affected.
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
Hyperion has continued to make adjustments to its operations and organization. For example, during fiscal year 2005, we made changes to the structure of the North American sales organization, added new leadership to our Asia-Pacific operations, and entered into engineering offshoring contracts in India and Belarus. These changes have historically resulted in productivity declines and could have a negative effect on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve performance and productivity could materially adversely impact Hyperion’s revenue and profits.
While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and are exposed to future risks of non-compliance, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our independent registered public accounting firm may not agree with our assessments.
We have recently completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our assessment, testing, and evaluation resulted in our conclusion that as of June 30, 2005, our internal control over financial reporting was effective. However, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. We will incur additional expenses and commitment of management’s time in connection with further evaluations.
Hyperion’s international operations are subject to significant risks.
Hyperion derives a substantial portion of its revenue from customers located outside of the United States. Hyperion’s international operations are subject to risks, including:
•	Fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce Hyperion’s customers’ ability to obtain financing for software products or which could make Hyperion’s products more expensive in those countries;

•	Difficulties in hedging foreign currency transaction exposures;

•	Potential loss of proprietary information due to piracy, misappropriation, or weaker laws regarding intellectual property protection;

•	Imposition of foreign laws and other governmental controls, including trade and employment restrictions;

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable;

•	Difficulties in staffing and managing our international operations, including increased turnover as economic opportunities increase in countries such as India and difficulties related to administering Hyperion’s stock option plan in some foreign countries;

•	Difficulties in coordinating the activities of Hyperion’s geographically dispersed and culturally diverse operations;

•	Competition from local suppliers;

•	Costs and delays associated with developing software in multiple languages; and

•	Political unrest, war, or terrorism, particularly in areas in which Hyperion has facilities.
Hyperion also has distributed research and development (R&D) across the United States in California, Connecticut, and Texas and in several countries including India, Australia, and Belarus. It may be difficult to manage significant projects across such distributed R&D centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad. Hyperion may not be able to successfully address each of these challenges.
Hyperion faces significant challenges and risks associated with compliance and internal governance.

While we believe we currently have adequate control over financial reporting, Hyperion’s numerous office locations, high number of employees, and varied distribution methods, among other considerations, make it possible that our high standards of ethics, governance, and compliance with law may not always be met.
For example, Hyperion has in excess of 600 partners worldwide. Some of the business practices in countries in which our partners operate on our behalf may not conform fully with local or U.S. laws. While we are diligent about monitoring the business practices affecting our foreign subsidiaries, we may not be able to detect improper or unlawful conduct by our international partners which could put Hyperion at risk regarding possible violations of such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”). Serious violations of the FCPA could result in fines or other criminal or civil sanctions which could have a material impact on Hyperion’s operating results and financial condition.
Other examples of potential compliance and operational risks include the possibility that we will encounter challenges in complying with revenue recognition best practices, with high volume order processing and in product fulfillment.
There are significant risks related to any business combination.
Hyperion has made, and may in the future make, acquisitions of, mergers with, or significant investments in, businesses that offer complementary products, services, and technologies. There are risks involved in these activities, including but not limited to:
•	The possibility that Hyperion pays more than the value it derives from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired businesses;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	Difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill and intangible and other assets. In particular, Hyperion recorded approximately $121.2 million of goodwill related to the acquisition of Brio that will not be amortized in the ordinary course of business. To the extent that the business acquired in that transaction (primarily the Performance Suite products) does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
These factors could have a material adverse effect on Hyperion’s business, results of operations, or financial position, especially in the case of a large acquisition.
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
Hyperion may be subject to further infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. In the past, Hyperion has been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipments delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial royalties. In the event of a successful patent infringement claim against Hyperion, Hyperion’s failure or inability to license the infringed or similar technology could restrict its ability to sell certain products, which could adversely affect Hyperion’s business, operating results, financial condition and cash flows.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. While litigation in the HyperRoll matter is ongoing and Hyperion will vigorously defend the claims made against us, no assurance can be made of a positive outcome.
Enforcement of Hyperion’s intellectual property rights may be difficult.
Hyperion’s means of protecting its proprietary rights in the United States or abroad may not be adequate and could be subject to challenge, such as the reexamination of one of its patents by the United States Patent and Trademark Office.
Despite our efforts, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exists, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. We have entered into source code escrow agreements with a number of our customers and channel partners requiring the release of our source code under certain conditions. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against us, if we cease to do business, or if we materially fail to meet our contractual obligations. The release of source code may increase the likelihood of misappropriation by third parties.
In protecting our intellectual property rights, in December 2004, we filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. While litigation in the OutlookSoft matter is ongoing and Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us, no assurance can be made of a positive outcome.
Hyperion’s stock price may be volatile.
The market price of Hyperion’s common stock is subject to significant fluctuations. The market price of Hyperion’s common stock may be significantly affected by many factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by Hyperion or Hyperion’s competitors, announcements of acquisitions by Hyperion, changes in Hyperion’s or Hyperion’s competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s common stock could be adversely affected by such fluctuations.
Hyperion is dependent upon indirect channel partners.
In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs, and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 26% of Hyperion’s total license revenue for fiscal 2005. Indirect channel sales involve a number of special risks, including:
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
Defects in Hyperion’s products could increase its costs, adversely affect its reputation, diminish demand for its products, and hurt its operating results.
As a result of their complexity, Hyperion’s software products may contain undetected errors or viruses. Errors in new products or product enhancements might not be detected until after initiating commercial shipments, which could result in additional costs, delays, and possible damage to Hyperion’s reputation and could cause diminished demand for Hyperion’s products. This could lead to customer dissatisfaction and reduce the opportunity to renew maintenance or sell new licenses.
Employee turnover could adversely impact revenue, costs, and productivity.
As employees leave Hyperion, it suffers loss of productivity while new employees are hired or promoted into vacant positions. There are also costs of recruiting and relocating new employees. New employees must learn the Hyperion organization, products, and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity, and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity, or ability to respond quickly to the competitive environment. In particular, the recruiting market for experienced enterprise software sales personnel is very competitive, and we may be limited in our ability to attract and retain key sales talent.
Some provisions in Hyperion’s charter documents and its stockholder rights plan may prevent or deter an acquisition of Hyperion.
Some of the provisions in Hyperion’s charter documents may deter or prevent certain corporate actions, such as a merger, tender offer, or proxy contest, which could affect the market value of Hyperion’s securities. These provisions include, but are not limited to:
•	Hyperion’s board of directors is authorized to issue preferred stock with any rights it may determine. Consequently, without shareholder approval, Hyperion’s board of directors may issue preferred stock that has rights superior to the outstanding Hyperion common stock;

•	Hyperion’s board of directors is classified into three groups, with each group of directors holding office for three years. The effect of this classified board is that two annual meetings, not one, are required to replace a majority of the board of directors;

•	Hyperion stockholders are not entitled to cumulate votes for directors; and

•	Special meetings of Hyperion stockholders may be called only by Hyperion’s president or by the president or secretary upon written request by a majority of the board of directors and may not be called by Hyperion’s stockholders.

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
The accounting treatment for employee stock options has changed and will significantly impact Hyperion’s earnings for periods beginning with the first quarter of fiscal 2006.
Beginning with the first quarter of fiscal 2006, Hyperion will be subject to the Financial Accounting Standards Board Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. As a result, our earnings will be significantly adversely affected. See also, Note 2, “Summary of Significant Accounting Policies — Stock-based Compensation, of Notes to Consolidated Financial Statements” for current disclosures regarding the treatment on our consolidated statement of operations.
Failure to obtain approval for additional shares of common stock to be granted as employee stock options or restricted stock could adversely affect our ability to attract and retain employees.
From time to time, we seek to obtain stockholder approval for additional shares of common stock that could be granted as stock options or restricted stock to our employees and directors. There is some public sentiment that equity compensation is not in the stockholder’s best interest. As a result of this and other factors, we may not be able to secure approval for these additional shares. If we do not get such approval, we will be forced to reduce the number of stock options and restricted stock that we are able to grant, which will adversely impact our ability to retain existing employees and attract qualified candidates, many of whom have come to expect significant equity from technology companies as part of their compensation packages.
We are incurring substantial costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.
We are spending a significant amount of management time and resources to understand and comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and rules of the NASDAQ National Market, the market on which our shares are listed. Allocating the necessary resources to comply with evolving corporate governance and public disclosure standards has increased general and administrative expenses and caused a diversion of management time and attention to compliance activities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.
Net foreign exchange transaction gains and losses were not material for fiscal 2005, 2004, and 2003. As of June 30, 2005, and June 30, 2004, we had net forward contracts to sell U.S. dollar equivalent of $27.7 million and $33.5 million, respectively, in foreign currency. Principal currencies hedged included the Euro, British pound, Japanese yen, and Singapore dollar. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.
The change in foreign currency exchange rates favorably affected total revenues in fiscal 2005 compared to fiscal 2004 by approximately $13.7 million and favorably affected total revenues in fiscal 2004 compared to fiscal 2003 by approximately $19.5 million, in both cases primarily due to the increase in strength of the Euro against the U.S. dollar.
Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At June 30, 2005, and June 30, 2004, our short-term investments consisted of investment-grade debt securities with a fair value of $270.0 million and $195.9 million, respectively. The portfolio is invested in securities with relatively short duration to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Hyperion Solutions Corporation:
We have completed an integrated audit of Hyperion Solutions Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 26, 2005

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$170,740	$172,261
Short-term investments (Note 2)	270,008	195,914
Accounts receivable, net of allowances of $10,053 and $8,758	141,045	133,491
Deferred income taxes	10,976	12,348
Prepaid expenses and other current assets	28,157	27,385

TOTAL CURRENT ASSETS	620,926	541,399

Property and equipment, net	74,911	72,020
Goodwill	137,898	139,952
Intangible assets, net	29,811	30,945
Deferred income taxes	30,287	24,279
Other assets	5,603	5,011

TOTAL ASSETS	$899,436	$813,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$56,657	$58,121
Accrued employee compensation and benefits	53,298	51,267
Income taxes payable	32,703	17,508
Deferred revenue	140,772	136,286
Restructuring liabilities	7,276	4,234

TOTAL CURRENT LIABILITIES	290,706	267,416

Long-term restructuring liabilities and other	24,830	26,619

TOTAL LIABILITIES	315,536	294,035

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 40,102 and 39,408 shares issued and outstanding	40	39
Additional paid-in capital	489,157	434,584
Deferred stock-based compensation	(4,393)	(7,494)
Retained earnings	100,491	93,915
Accumulated other comprehensive loss	(1,395)	(1,473)

TOTAL STOCKHOLDERS’ EQUITY	583,900	519,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,436	$813,606

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended June 30,
	2005	2004	2003
REVENUES
Software licenses	$273,408	$240,096	$201,766
Maintenance and services	429,185	382,104	308,692

TOTAL REVENUES	702,593	622,200	510,458

COSTS AND EXPENSES
Cost of revenues:
Software licenses	16,136	13,362	15,419
Maintenance and services	158,272	147,816	132,510
Sales and marketing	255,182	225,951	190,025
Research and development	104,108	96,240	73,776
General and administrative	68,056	63,621	47,207
Restructuring charges	6,048	4,202	764
In-process research and development	—	2,300	—

TOTAL COSTS AND EXPENSES	607,802	553,492	459,701

OPERATING INCOME	94,791	68,708	50,757

Interest and other income	7,844	4,283	5,848
Interest and other expense	(53)	(1,230)	(2,940)
Gain (loss) on redemption of debt	—	(936)	478

INCOME BEFORE INCOME TAXES	102,582	70,825	54,143

Income tax provision	35,903	27,055	20,033

NET INCOME	$66,679	$43,770	$34,110

Basic net income per share	$1.68	$1.15	$0.99
Diluted net income per share	$1.62	$1.10	$0.96

Shares used in computing basic net income per share	39,689	37,988	34,451
Shares used in computing diluted net income per share	41,257	39,754	35,694
See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME
(In thousands)

								Accumulated
	Common Stock		Additional			Deferred		Other
		Par	Paid-in	Treasury Stock		Stock-Based	Retained	Comprehensive
	Shares	Value	Capital	Shares	Cost	Compensation	Earnings	Gain (Loss)	Total
Balance at June 30, 2002	34,662	$35	$227,563	1,344	$(23,097)	$—	$103,472	$(8,316)	$299,657
Comprehensive income:
Net income							34,110		34,110
Currency translation effect, net of tax								3,376	3,376
Unrealized gains on investments, net of tax								47	47

Total comprehensive income									37,533

Stock issued under equity plans	1,992	2	41,277	(795)	12,250	(3,157)			50,372
Amortization of deferred stock-based compensation						264			264
Income tax benefit from exercise of stock options			9,499						9,499

Balance at June 30, 2003	36,654	37	278,339	549	(10,847)	(2,893)	137,582	(4,893)	397,325
Comprehensive income:
Net income							43,770		43,770
Currency translation effect, net of tax								3,510	3,510
Unrealized losses on investments, net of tax								(90)	(90)

Total comprehensive income									47,190

Stock and options issued in connection with Brio acq.	4,213	4	132,957			(7,113)			125,848
Stock issued under equity plans	2,481	2	51,658	(549)	10,847	(1,839)	(294)		60,374
Stock repurchased and retired	(3,940)	(4)	(43,898)				(87,143)		(131,045)
Amortization of deferred stock-based compensation						4,351			4,351
Income tax benefit from exercise of stock options			15,528						15,528

Balance at June 30, 2004	39,408	39	434,584	—	—	(7,494)	93,915	(1,473)	519,571
Comprehensive income:
Net income							66,679		66,679
Currency translation effect, net of tax								(183)	(183)
Unrealized gains on investments, net of tax								261	261

Total comprehensive income									66,757

Stock issued under equity plans	2,764	3	68,185			(392)	(227)		67,569
Stock repurchased and retired	(2,070)	(2)	(24,158)				(59,876)		(84,036)
Amortization of deferred stock-based compensation						2,810			2,810
Reduction of deferred stock-based compensation due to stock option cancellations			(683)			683			—
Income tax benefit from exercise of stock options			11,229						11,229

Balance at June 30, 2005	40,102	$40	$489,157	—	$—	$(4,393)	$100,491	$(1,395)	$583,900

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,679	$43,770	$34,110
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on redemption of debt	—	936	(478)
(Gain) loss on sale of assets	80	170	(49)
Depreciation and amortization	37,270	36,858	27,888
Provision for accounts receivable allowances	6,056	8,118	5,797
Deferred income taxes	841	(2,999)	6,981
Income tax benefit from exercise of stock options	11,229	15,528	9,499
In-process research and development	—	2,300	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(13,703)	(20,030)	9,001
Prepaid expenses and other current assets	(527)	(10,816)	(1,317)
Other assets	1,416	2,029	(184)
Accounts payable and accrued liabilities	(8,213)	(9,631)	(6,451)
Accrued employee compensation and benefits	1,840	(26)	1,546
Income taxes payable	15,346	22,676	453
Deferred revenue	5,097	534	6,447
Restructuring liabilities	5,132	303	(4,474)
Long-term restructuring liabilities and other	2,146	(3,259)	(656)

Net cash provided by operating activities	130,689	86,461	88,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(509,314)	(164,886)	(358,873)
Proceeds from sales and maturities of investments	432,919	232,031	275,705
Purchases of property and equipment	(24,616)	(22,565)	(19,846)
Proceeds from sale of property and equipment	160	100	644
Purchases of intangible assets	(5,894)	(2,224)	(2,227)
Payments for acquisitions, net of cash acquired	(8,225)	(6,898)	(5,987)

Net cash provided by (used in) investing activities	(114,970)	35,558	(110,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loan	—	—	(2,298)
Redemption of debt	—	(50,683)	(27,930)
Purchases of common stock	(84,036)	(131,045)	—
Proceeds from issuance of common stock	67,569	60,374	50,372

Net cash provided by (used in) financing activities	(16,467)	(121,354)	20,144
Effect of exchange rate on cash and cash equivalents	(773)	4,234	5,409

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,521)	4,899	3,082
Cash and cash equivalents at beginning of year	172,261	167,362	164,280

CASH AND CASH EQUIVALENTS AT END OF YEAR	$170,740	$172,261	$167,362

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended June 30,
	2005	2004	2003
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31	$2,568	$3,248
Cash paid for income taxes	$8,733	$5,424	$3,775
NON-CASH FINANCING ACTIVITIES:
Value of stock issued for acquisitions	$—	$116,625	$—
Deferred stock-based compensation from restricted stock issuance	$479	$3,524	$3,157
See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS
Hyperion Solutions Corporation is a provider of Business Performance Management software. Hyperion’s software is used by large, global corporations to gain visibility into how their businesses are performing and to plan and model to improve that performance.
Our solutions enable customers to collect, organize, and analyze data from disparate transaction systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers. Employees at all levels across organizations – in the finance department and beyond – use our products to provide a single version of the truth about an organization’s performance, support continuous performance improvement, and promote accountability. This information can be communicated across the entire enterprise through easy-to-deploy and easy-to-support technologies such as personalized, highly interactive dashboards.
Hyperion’s products include financial and operational applications and a business intelligence (“BI”) platform. Hyperion’s BI platform provides historical analysis, statistical predictions, and forecast information. Hyperion Performance Suite is the management reporting component of the Hyperion BI platform, which enables customers to query and report against relational databases. Hyperion Essbase, our online analytical processing (“OLAP”) technology, is the analytic foundation for our BI platform. Components within Hyperion Essbase can be used individually to create tailored analytic applications, or in conjunction with our packaged applications to support the entire Business Performance Management process.
During fiscal 2005, we continued to invest in our solutions by acquiring two companies. In July 2004, Hyperion acquired QIQ Software (“QIQ”), a privately held company based in Sydney, Australia. QIQ offers a simplified, wizard-based approach to building and deploying dashboards. In January 2005, Hyperion acquired Razza Corporation (“Razza”) based in Austin, Texas, a long-time partner that worked with Hyperion customers to manage master data and complex hierarchies. The integration of the QIQ and Razza technologies into Hyperion’s Business Performance Management offering helps customers solve pressing business problems and extends the value and usage of our offerings.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Hyperion and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no effect on the prior periods’ stockholders’ equity, net income, or net cash flows.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” we reclassified $192.9 million and $230.7 million of auction rate securities with contractual maturities exceeding ninety days from cash and cash equivalents to short-term investments on the consolidated balance sheets as of June 30, 2004 and 2003, respectively. The following table summarizes the consolidated balance sheet amounts as previously reported and as reclassified:

	As Reported		As Reclassified
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Cash and cash equivalents	$365,181	$398,040	$172,261	$167,362
Short-term investments	2,994	18,514	195,914	249,192
We also made corresponding adjustments to the consolidated statement of cash flows for the years ended June 30, 2004, and June 30, 2003, to reflect the gross purchases and sales and maturities of these securities as investing activities rather than as a component of cash and cash equivalents. For the years ended June 30, 2004, and June 30, 2003, before this reclassification, net cash provided by (used in) investing activities related to these investments of $37.8 million and $(83.8) million, respectively, were included in cash and cash equivalents in the consolidated statement of cash flows. These reclassifications had no impact on the previously reported net income, working capital, cash flow from operations, or cash flow from financing activities. Short-term investments at June 30, 2005, consisted primarily of balances in interest-bearing demand deposit accounts, variable rate demand notes, state and municipal bonds, and other highly-liquid securities.
The following table summarizes the effect of these reclassifications on the purchases of investments, proceeds from sales and maturities of investments, and net cash provided by (used in) investing activities on our consolidated statement of cash flows (in thousands):

	As Reported		As Reclassified
	Year Ended June 30,		Year Ended June 30,
(In thousands)	2004	2003	2004	2003
Purchases of investments	$(12,110)	$(24,520)	$(164,886)	$(358,873)
Proceeds from sales and maturities of investments	41,497	25,180	232,031	275,705
Net cash provided by (used in) investing activities	(2,200)	(26,756)	35,558	(110,584)
In addition, we determined that it was necessary to conform our presentation of income tax refunds as prepaid expenses and other current assets to Financial Interpretation No. 39 (“FIN 39”), “Offsetting of Amounts Related to Certain Contracts, an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” We concluded that these income tax refunds due to our net operating loss carrybacks from fiscal 2001 and 2002 should not have been offset in income taxes payable and should have been included in prepaid expenses and other current assets as of June 30, 2004. Accordingly, we reclassified $9.0 million from income taxes payable to prepaid expenses and other current assets on our consolidated balance sheet as of June 30, 2004. In addition, we increased both prepaid expenses and other current assets and income taxes payable by $1.8 million on our consolidated balance sheet as of June 30, 2003. Furthermore, we made corresponding adjustments within the changes in operating assets and liabilities, net of the effect of acquisitions, on our consolidated statements of cash flows. This reclassification had no impact on previously reported net income, working capital, or cash flows from operating, investing, or financing activities. The following table summarizes the consolidated balance sheet amounts as previously reported and as reclassified as of June 30, 2004 and 2003:

	As Reported		As Reclassified
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Prepaid expenses and other current assets	$18,434	$18,498	$27,385	$20,283
Total assets	804,655	654,758	813,606	656,543
Income taxes payable	8,557	—	17,508	1,785
Total liabilities	285,084	257,433	294,035	259,218
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates include those related to revenue recognition, accounts receivable allowances, income taxes, and valuation of long-lived assets, among others. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.
Revenue Recognition
Hyperion derives revenues from licensing its software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end user, concurrent user, or central processing unit basis.
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
Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned proportional to performance. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”
If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed or until fair value can be objectively determined for all undelivered elements. License revenue from resellers or distributors is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not reasonably assured, the fee is deferred, and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
Foreign Currency
The functional currency of Hyperion’s international subsidiaries is their local currency. The financial statements of these subsidiaries are translated into United States dollars using the period-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of shareholders equity. Foreign currency transaction gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the periods presented.
Hyperion’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that Hyperion considers to be of a long-term investment nature are recorded in accumulated other comprehensive income (loss) while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which Hyperion anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.
Stock-Based Compensation
Through fiscal year ended June 30, 2005, Hyperion accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Had Hyperion accounted for employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Year Ended June 30,
	2005	2004	2003
Net income, as reported	$66,679	$43,770	$34,110
Add: stock-based compensation expense included in reported net income, net of tax	1,826	2,741	186
Deduct: stock-based compensation expense determined under fair value method, net of tax	(16,879)	(19,074)	(16,471)

Net income, pro forma	$51,626	$27,437	$17,825

Net income per share:
Basic – as reported	$1.68	$1.15	$0.99
Basic – pro forma	$1.30	$0.72	$0.52

Diluted – as reported	$1.62	$1.10	$0.96
Diluted – pro forma	$1.26	$0.70	$0.51
The weighted average shares have been adjusted to reflect the assumed proceeds under the treasury stock method of the measured but unrecognized compensation cost and the excess tax benefits credited to additional paid-in capital as determined under the fair value based method. The pro forma amounts above may not be representative of the effects for future periods as options vest over several years and additional awards are generally granted each year.
The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under Hyperion’s stock option plans in fiscal 2005, 2004, and 2003 was $17.62, $15.89, and $13.27 per share, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for stock purchase awards issued under Hyperion’s employee stock purchase plan in fiscal 2005, 2004, and 2003 was $11.55, $10.03, and $9.03 per share, respectively. The estimated grant date fair values were calculated using the Black-Scholes model.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Year Ended June 30,
	2005	2004	2003
Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	43%	53%	59%
Risk free interest rate	3.73%	2.29%	2.26%
Expected term (in years)	4.4	5.0	5.0

Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	45%	52%	63%
Risk free interest rate	2.59%	1.08%	1.21%
Expected term (in years)	0.5	0.5	0.5
The weighted average estimated fair value of the options assumed in the acquisition of Brio Software, Inc. was $15.03 per share. These estimated fair values were calculated using the Black-Scholes model assuming no expected dividends, an expected stock price volatility of 54%, a risk free interest rate of 2.51%, and an expected term of 3.56 years.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Additional discussion regarding SFAS 123R is included in “Recent Accounting Pronouncements” below.

Cash and Cash Equivalents
Hyperion classifies highly-liquid investments with remaining maturities of three months or less at the time of purchase as cash equivalents. Cash equivalents are comprised primarily of investment-grade commercial paper and money market fund balances.
Short-Term Investments
Hyperion’s marketable investments are classified as available-for-sale securities and are reported at fair value in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until realized. To date, unrealized gains and losses have not been material. Realized gains on available-for-sale securities are included in interest and other income in Hyperion’s consolidated statements of operations. Realized losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other expense in Hyperion’s consolidated statements of operations. The specific identification method is used to determine the cost of securities sold.
A significant portion of Hyperion’s available-for-sale portfolio is composed of auction rate securities and variable rate demand notes. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, Hyperion has classified all marketable investments, including auction rate securities and variable rate demand notes, as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” Hyperion views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as Hyperion’s specific experience with these investments, Hyperion believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During its history of investing in these securities, Hyperion has not been unable to sell its holdings of these investments. Accordingly, Hyperion believes that the risk of non-redemption of these investments within a year to be minimal.
Accounts Receivable Allowances
Hyperion makes judgments as to its ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the historical collection experience of each revenue stream. In determining these provisions, Hyperion analyzes several factors, including: its customer concentrations, customer credit-worthiness, and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect Hyperion’s future ability to collect outstanding receivables, Hyperion may record additional provisions for accounts receivable allowances. Hyperion records the provision for accounts receivable allowances in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our consolidated statement of operations.
Hyperion’s accounts receivable allowance was $10.1 million at June 30, 2005, and $8.8 million at June 30, 2004. The total provision for accounts receivable allowances was $6.1 million, $8.1 million, and $5.8 million in fiscal 2005, 2004, and 2003, respectively. Of these provisions, $0.1 million, $1.4 million, and $1.4 million were recorded in general and administrative expense in fiscal 2005, 2004, and 2003, respectively, and $6.0 million, $6.7 million, and $4.4 million were recorded as a reduction of revenue in fiscal 2005, 2004, and 2003, respectively.
Fair Value of Financial Instruments
All current assets and current liabilities are stated at cost, which approximates fair value due to their short-term nature.
Long-Lived Assets
Hyperion evaluates the recoverability of its long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires Hyperion to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:
•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the assets or the strategy for our overall business;

•	Significant decrease in the market value of the assets; and

•	Significant negative industry or economic trends
When Hyperion determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, it assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, Hyperion may be required to record additional impairment charges for these assets, and future results of operations could be adversely affected.
Goodwill
Hyperion accounts for goodwill under SFAS 142, “Goodwill and Other Intangible Assets,” which requires Hyperion to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves the following two-step process:
1.	Compare the fair value of Hyperion’s single reporting unit to its carrying amount. If the reporting unit’s fair value exceeds its carrying amount, no further work is performed and no impairment charge is necessary. If the reporting unit’s carrying amount exceeds its fair value, step 2, as follows, is performed.

2.	Compare the implied fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess.
Hyperion performed its goodwill impairment tests upon adoption of SFAS 142 and also during the fourth quarters of fiscal 2005, 2004, and 2003 and was not required to record any impairment losses on goodwill.
Product Development Costs
Hyperion begins capitalizing software product development costs only after establishing technological feasibility, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release to customers and is computed using the straight-line method over the remaining estimated economic life of the products, which is generally three years. In accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” we capitalized $5.8 million, $2.2 million, and $2.0 million of software development costs in fiscal 2005, 2004, and 2003, respectively, and all of the costs capitalized relate to localization costs for Hyperion’s software products. Amortization of product development costs totaled $2.7 million, $2.3 million, and $3.4 million in fiscal 2005, 2004, and 2003, respectively.
Advertising Costs
Hyperion’s advertising costs are expensed as incurred. Advertising costs were $6.7 million, $3.5 million, and $4.1 million for fiscal 2005, 2004, and 2003, respectively.
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Hyperion’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not contemplated.
During the preparation of its consolidated financial statements, Hyperion estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Hyperion then assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not likely, a valuation allowance is established. To the extent Hyperion establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. Hyperion has recorded a valuation allowance due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily relating to foreign net operating loss carryforwards, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which Hyperion operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, additional valuation allowances may need to be recorded which could materially impact Hyperion’s financial position and results of operations.
Hyperion’s accounting for income taxes also requires its management to exercise judgment for issues relating to known matters under discussion with tax authorities and transactions yet to be settled. As a result, Hyperion maintains a tax liability for contingencies and regularly assesses the adequacy of this tax liability. Hyperion records liabilities for known tax contingencies when, in management’s judgment, it is probable that a liability has been incurred. It is reasonably possible that actual amounts payable resulting from audits by tax authorities could be materially different from the liabilities that have been recorded due to the complex nature of the tax legislation that affects the company.
Concentration of Credit Risk
Financial instruments that potentially subject Hyperion to a concentration of credit risk are principally comprised of cash and cash equivalents, short-term investments, and accounts receivable. Regarding cash equivalents and short-term investments, Hyperion only invests in instruments with investment grade credit ratings. Hyperion places its investments for safekeeping with high-credit-quality financial institutions and, by policy, limits the amount of credit exposure from any one issuer.
For fiscal 2005, 2004, and 2003, Hyperion had no customers that accounted for 10% or more of total revenues. As of June 30, 2005, and June 30, 2004, Hyperion had no customers that accounted for 10% or more of gross accounts receivable. Hyperion does not require collateral from its customers prior to granting credit.
Net Income Per Share
Net income per share, which is also referred to as earnings per share (“EPS”), is computed in accordance with SFAS 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted shares, and shares issuable upon conversion of Hyperion’s convertible subordinated notes. Potentially dilutive securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended June 30,
	2005	2004	2003
Net income	$66,679	$43,770	$34,110

Shares used in computing basic net income per share	39,689	37,988	34,451
Effect of potentially dilutive securities	1,568	1,766	1,243

Shares used in computing diluted net income per share	41,257	39,754	35,694

Basic net income per share	$1.68	1.15	$0.99

Diluted net income per share	$1.62	1.10	$0.96
For fiscal 2005, 2004, and 2003, stock option rights totaling 0.8 million shares, 0.8 million shares, and 2.3 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For fiscal 2004 and 2003, 0.4 million shares and 1.1 million shares of common stock, respectively, issuable upon conversion of Hyperion’s convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. In the second quarter of fiscal 2004, all remaining outstanding convertible subordinated notes were redeemed.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive (loss) is comprised of the following (in thousands):

	June 30,	June 30,	June 30,
	2005	2004	2003
Unrealized gain (loss) on available-for-sale securities	$246	$(15)	$75
Cumulative translation adjustment	(1,641)	(1,458)	(4,968)

	$(1,395)	$(1,473)	$(4,893)

Derivative Instruments and Hedging Activities
Hyperion adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” on July 1, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the consolidated statement of operations to the extent effective and requires that Hyperion formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
From time to time, Hyperion utilizes foreign currency forward contracts to offset the risk associated with the effects of certain non-functional currency assets and liabilities. As a result, increases or decreases to these balances due to foreign exchange rate changes are offset by gains and losses on the forward contracts. Hyperion does not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in Hyperion’s consolidated statements of operations.
Net foreign exchange transaction gains and losses were not material for fiscal 2005, 2004, and 2003. At June 30, 2005, and June 30, 2004, Hyperion had net forward contracts to sell U.S. dollar equivalent of $27.7 million and $33.5 million, respectively, in foreign currency. Principal currencies hedged included the Euro, British pound, Japanese yen, and Singapore dollar.

Recent Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with our first quarter of fiscal year 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our results of operations or financial position.
In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method that Hyperion currently uses and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations. The effective date of the new standard is for fiscal years beginning after June 15, 2005, which for Hyperion will be the first quarter of fiscal 2006.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB 107 in connection with our adoption of SFAS 123R.
We plan to adopt SFAS 123R using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. Upon adoption of SFAS 123R, we plan to use the Black-Scholes model to value the compensation expense associated with employee stock options and stock purchases under our employee stock purchase plan. We are currently evaluating the potential impact of this standard on our financial position, results of operations, and cash flows. We expect this standard to have a significant impact on the consolidated statements of operations and consolidated statements of cash flows.
SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under SFAS 123. This requirement will reduce net cash flows from operations and increase net cash flows from financing activities in periods after adoption. While we cannot estimate what those amounts will be in the future, the amount of such excess tax deductions from option exercises were $11.2 million, $15.5 million, and $9.5 million for fiscal years 2005, 2004, and 2003, respectively.
In March 2004, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. In addition, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. Beginning with fiscal year 2005, we have adopted the disclosure requirements of EITF 03-01. Although we are currently evaluating the impact of adopting the accounting provisions of EITF 03-01, we do not expect the adoption of this new standard to have a material impact on our financial position or results of operations.
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
Brio provides business intelligence software with advanced query, reporting, and analysis capabilities. Brio’s business intelligence tools supplement the Hyperion platform and complement our Business Performance Management offering. The acquisition has resulted in greater integration of business intelligence into the Business Performance Management process.
The aggregate purchase price was approximately $144.6 million, which consisted of approximately $14.0 million in cash, $133.0 million in Hyperion common stock and options, and $3.1 million in acquisition costs, which primarily consist of fees paid for financial advisory, legal, and accounting services. The value of the stock issued to Brio stockholders was based upon the average of the closing prices of one share of Hyperion’s common stock during the five trading days ending July 25, 2003, which was $27.68. The fair value of Hyperion’s stock-based awards issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards was estimated assuming no expected dividends, an expected stock price volatility of 54%, a risk free interest rate of 2.51%, and an expected term of 3.56 years.
The intrinsic value allocated to unvested stock-based awards issued to employees was approximately $7.1 million and has been recorded as deferred stock-based compensation. Deferred stock-based compensation is being amortized over the remaining vesting periods of the awards.
In accordance with SFAS 141, “Business Combinations,” Hyperion allocated the purchase price to tangible assets, intangible assets, in-process research and development, deferred compensation, and liabilities based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001, are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives.
Net of tax adjustments, which reduced goodwill by $5.4 million in fiscal 2005, the total purchase price has been allocated as follows (in thousands):

Current assets	$48,791
Property and equipment	9,493
Goodwill	121,187
Intangible assets	30,000
Deferred taxes	7,065
In-process research and development	2,300
Deferred compensation	7,113
Current liabilities	(16,565)
Deferred revenue	(28,717)
Restructuring costs	(36,074)

Total purchase price	$144,593

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

	$30,000

In-process research and development (“IPR&D”) of $2.3 million was expensed in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The IPR&D relates to the Brio 8 product line. The value assigned to IPR&D was determined utilizing the income approach. The stage of completion for the project was estimated to determine the discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with the in-process technology, a discount rate of 20% was deemed appropriate for valuing IPR&D.
Pro Forma Financial Information (Unaudited)
The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the acquisition-related IPR&D charge of $2.3 million and restructuring charges of $3.6 million recorded in the second quarter of fiscal 2004 have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the year ended June 30, 2004 combines (1) the results of Hyperion for the year ended June 30, 2004, which include the post-acquisition results of Brio for the period of October 16, 2003 to June 30, 2004, and (2) the pre-acquisition results of Brio for the period of July 1, 2003, to October 15, 2003. The unaudited pro forma combined statement of operations data for the year ended June 30, 2003, combine (1) the results of Hyperion for the year ended June 30, 2003, and (3) the results of Brio for the twelve months ended June 30, 2003. The pro forma amounts are as follows (in thousands, except per share amounts):

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
Alcar provides strategic financial modeling solutions used by senior managers in corporate finance and business development, treasury, strategy, and risk management. Alcar’s solution is used to analyze and model the financial impact of critical business decisions, such as mergers, acquisitions, divestitures, treasury activities, capital allocation, and debt restructuring. Alcar’s strategic modeling solution is an adjacent application that fills a customer need and complements our Business Performance Management offering. This acquisition has resulted in greater integration of strategic financial modeling in the Business Performance Management process.
The aggregate purchase price for the net assets of Alcar was cash of $6.5 million, $0.5 million of which was deferred and was paid in fiscal 2004. Of the $6.5 million purchase price, approximately $0.1 million was allocated to the net liabilities assumed, approximately $2.3 million was allocated to acquired technologies, which are being amortized over three years, and approximately $4.3 million was allocated to goodwill. There was no IPR&D expense incurred as a result of this acquisition. In fiscal years 2005 and 2004, Hyperion made additional performance payments to the shareholders of Alcar for achieving certain revenue targets. These payments totaled $1.1 million and $0.4 million for fiscal years 2005 and 2004, respectively, and were recorded as additional goodwill.
Acquisitions in Fiscal Year 2005
From time to time, we may acquire other companies or assets to enhance our product offerings or expand our distribution network. In July 2004, we acquired certain assets and assumed certain liabilities of QIQ Solutions Pty Limited, an Australian based developer of management and reporting tools for the enterprise Business Intelligence market. In January 2005, we acquired substantially all of the assets of Razza Solutions, an Austin, Texas, based private software company offering a solution for synchronizing master data management across BPM including Business Intelligence platforms, financial and analytical applications, and transaction systems. Both of these acquisitions will enhance our offering of Business Performance Management products, a market in which we have experienced solid growth.
These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Hyperion’s consolidated statements of operations include the results of both QIQ and Razza from the date of acquisition. In aggregate, we paid $8.2 million for these two companies during the fiscal year ended June 30, 2005, and approximately $2.0 million was allocated to goodwill. There was no IPR&D expense incurred as a result of these acquisitions.
4. INVESTMENTS
Investments consist of the following (in thousands):

	June 30, 2005
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Tax-exempt auction rate securities	$115,875	$—	$—	$115,875
Tax-exempt variable rate demand notes	89,320	—	—	89,320
State and municipal bonds	64,621	192	—	64,813

	$269,816	$192	$—	$270,008

	June 30, 2004
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Tax-exempt auction rate securities	$192,920	$—	$—	$192,920
U.S. government and agency obligations	2,804	—	(14)	2,790
State and municipal bonds	206	—	(2)	204

	$195,930	$—	$(16)	$195,914

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. Variable rate demand notes are long-term tax-exempt bonds that bear floating interest rates that are tied to a money market rate, and provide investors the option to tender or put securities at par on seven days notice, or in some cases within a day’s notice. Auction rate securities and variable rate demand notes are classified in the table below based on their legal stated maturity dates.
The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30,	June 30,
	2005	2004
Due within one year	$23,099	$2,994
Due after one year through five years	45,950	—
Due after five years through ten years	1,030	5,500
Due after ten years	199,929	187,420

	$270,008	$195,914

Even though certain stated maturity dates of these investments exceed one year beyond the balance sheet dates, we have classified all marketable investments as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Current Liabilities,” we view our available-for-sale portfolio as available for use in our current operations. Based upon historical experience in the financial markets as well as our specific experience with these investments, we believe there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During our history of investing in these securities, we have not been unable to sell our holdings of these investments. Accordingly, we believe that the risk of non-redemption of these investments within a year to be minimal.
Gross realized gains and losses from the sale of investments were not material for fiscal 2005, 2004, and 2003.
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
Property and equipment consist of the following (in thousands):

	June 30,	June 30,	Useful
	2005	2004	Life
			(in years)
Building and building improvements	$35,214	$35,003	5 - 39
Leasehold improvements	14,537	8,641	2 – 15 *
Furniture and fixtures	9,611	12,511	7
Computer software	45,409	40,709	3 - 5
Computer equipment	35,400	35,030	2
Other equipment	4,663	4,049	3 - 5

Gross property and equipment	144,834	135,943
Accumulated depreciation and amortization	(73,723)	(67,723)
Land	3,800	3,800	N/A

Net property and equipment	$74,911	$72,020

*	Lesser of lease term or useful life
Depreciation and amortization of property and equipment totaled $21.6 million, $23.1 million, and $20.6 million in fiscal 2005, 2004, and 2003, respectively.

6. GOODWILL
The changes in the carrying amount of goodwill consist of the following (in thousands):

	June 30,	June 30,
	2005	2004
Balance at beginning of year	$139,952	$12,774
Goodwill from acquisitions	3,116	127,156
Adjustment of income tax benefits received in connection with Brio acquisition	(5,484)	—
Effect of foreign currency translation	314	22

Balance at end of year	$137,898	$139,952

7. INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	June 30, 2005			June 30, 2004
	Gross Carrying	Accumulated	Book	Gross Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$12,471	$(6,013)	$6,458	$10,384	$(7,008)	$3,376
Acquired technologies	31,340	(14,348)	16,992	25,433	(6,652)	18,781
Other intangibles	10,616	(4,255)	6,361	10,731	(1,943)	8,788

	$54,427	$(24,616)	$29,811	$46,548	$(15,603)	$30,945

During fiscal 2005, 2004, and 2003, Hyperion capitalized product development costs of approximately $5.8 million, $2.2 million, and $2.0 million, respectively. Amortization of intangible assets totaled $12.9 million, $9.3 million, and $6.8 million, of which $2.7 million, $2.3 million, and $3.4 million related to product development costs, for fiscal 2005, 2004, and 2003, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years.

The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006	$12,514
2007	11,278
2008	4,901
2009	923
2010	195

$29,811

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consists of the following (in thousands):

	June 30,	June 30,
	2005	2004
Accounts payable	$12,180	$11,056
Other accrued taxes	15,671	15,188
Term note payable	—	866
Other accrued liabilities	28,806	31,011

	$56,657	$58,121

9. ACCRUED EMPLOYEE COMPENSATION AND BENEFITS
Accrued employee compensation and benefits consists of the following (in thousands):

	June 30,	June 30,
	2005	2004
Accrued management bonuses	$14,037	$12,023
Accrued sales commissions	13,507	11,394
Accrued vacation	10,476	10,865
Other accrued employee compensation and benefits	15,278	16,985

	$53,298	$51,267

10. INCOME TAXES
Income before income taxes and income tax provision consist of the following (in thousands):

	Year Ended June 30,
	2005	2004	2003
Income before income taxes:
U.S.	$75,292	$46,106	$29,788
Non-U.S.	27,290	24,719	24,355

	$102,582	$70,825	$54,143

	Year Ended June 30,
	2005	2004	2003
Income tax provision:
Current -
Federal	$22,601	$19,416	$7,577
State	3,845	3,110	1,246
Non-U.S.	10,975	8,923	4,244

	37,421	31,449	13,067

Deferred -
Federal	(1,881)	(3,846)	6,526
State	1,221	(336)	917
Non-U.S.	(858)	(212)	(477)

	(1,518)	(4,394)	6,966

	$35,903	$27,055	$20,033

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,	June 30,
	2005	2004
Deferred income tax assets:
Net operating loss and credit carryforwards	$26,071	$31,140
Accounts receivable	3,845	3,185
Property and equipment	12,452	11,703
Intangible assets	3,596	—
Accrued expenses	7,131	9,164
Deferred stock-based compensation	1,088	1,417
Other	—	940

	54,183	57,549
Valuation allowance	(10,424)	(16,364)

	43,759	41,185

Deferred income tax liabilities:
Product development costs	2,496	1,293
Intangible assets	—	3,265

	2,496	4,558

Net deferred income tax assets	$41,263	$36,627

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

	Year Ended June 30,
	2005	2004	2003
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	4.2%	4.0%	4.0%
Tax exempt interest	(1.8)%	(1.2)%	(1.5)%
Write-off of in-process R&D	—	1.2%	—
Non-U.S. operations, including export sales	(1.8)%	(1.3)%	(1.2)%
Net operating losses	(0.2)%	0.3%	0.1%
Other, net	(0.4)%	0.2%	0.6%

Effective income tax rate	35.0%	38.2%	37.0%

As of June 30, 2005, Hyperion has approximately $29.0 million of U.S. federal net operating loss carryforwards and approximately $6.0 million of state net operating loss carryforwards. As of June 30, 2004, Hyperion has approximately $29.0 million of U.S. federal net operating loss carryforwards and approximately $26.0 million of state net operating loss carryforwards. In addition, as of June 30, 2005, and June 30, 2004, Hyperion’s non-U.S. net operating loss carryforwards for income tax purposes were approximately $34.5 million and $48.3 million, respectively. For the non-U.S. net operating loss carryforwards, Hyperion believes that based upon the weight of available evidence, it is more likely than not that not all the deferred tax assets will be recognized and has, therefore, recorded a valuation allowance of $10.4 million and $16.4 million as of June 30, 2005, and June 30, 2004, respectively.
11. LONG-TERM DEBT
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
During fiscal 2003, Hyperion repurchased and retired $28.7 million of the notes for a total cost of $27.9 million. These repurchases resulted in the recognition of gains, net of the write-off of associated deferred issuance costs, of approximately $0.5 million in fiscal 2003.
12. RELATED PARTY TRANSACTIONS
In fiscal 2003, Siebel Systems purchased approximately $0.2 million of software, maintenance, and services from Hyperion for purposes of implementing an enterprise-wide financial planning system. In addition, Siebel has a future option to license additional copies of the same products in accordance with normal contractual terms and conditions. The Chief Financial Officer of Siebel was on the board of directors of Hyperion from June 2000 to February 2003. As of June 30, 2003, all amounts due from Siebel related to these transactions had been paid.
In fiscal 2003, Hyperion purchased approximately $0.8 million of software, maintenance, and services from Siebel for purposes of implementing a worldwide customer relationship management system. As of June 30, 2003, Hyperion had a payable to Siebel in the amount of $0.2 million related to these transactions, which was paid during fiscal 2004.
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Hyperion leases office and research facilities and certain computer and other equipment under operating lease agreements expiring at various dates through 2021. In addition to base rent, Hyperion is responsible for certain taxes, utilities and maintenance costs. Additionally, many leases include rentals based upon fixed dollar increases in rent per square foot, fixed percentage increases, changes in the Consumer Price Index, or the fair market rental value of the property, and several leases contain options for renewal. Hyperion subleases some of its facilities to third-party tenants. These subleases expire at various dates through 2019.
At June 30, 2005, future minimum lease payments under all non-cancelable operating leases with terms in excess of one year and future sublease income were as follows (in thousands):

	Future Lease	Future Sublease	Net Future Lease
Fiscal Year	Payments	Income	Payments
2006	$23,374	$4,588	$18,786
2007	20,471	4,051	16,420
2008	17,492	3,314	14,178
2009	13,242	2,471	10,771
2010	11,372	2,107	9,265
Thereafter	32,508	270	32,238

	$118,459	$16,801	$101,658

Rental expense for fiscal 2005, 2004, and 2003 under all lease agreements was $22.8 million, $15.4 million, and $16.0 million, respectively. Sublease income was $3.3 million, $3.0 million, and $2.8 million for fiscal 2005, 2004, and 2003, respectively.
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
The following is a summary of the agreements that Hyperion has determined are within the scope of FIN 45:
As permitted under Delaware law, Hyperion has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving at Hyperion’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Hyperion could be required to make under these indemnification agreements is unlimited; however, Hyperion has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, Hyperion believes the estimated fair value of these indemnification agreements is minimal. Hyperion has no liabilities recorded for these agreements as of June 30, 2005.
Hyperion includes standard intellectual property indemnification clauses in its software license agreements. Pursuant to these clauses, Hyperion holds harmless and agrees to defend the indemnified party, generally Hyperion’s business partners and customers, in connection with certain patent, copyright, or trade secret infringement claims by third parties with respect to Hyperion’s products. The term of the indemnification clauses is generally perpetual any time after execution of the software license agreement. In the event an infringement claim against Hyperion or an indemnified party is successful, Hyperion, at its sole option, agrees to do one of the following: (1) procure for the indemnified party the right to continue use of the software; (2) provide a modification to the software so that its use becomes non-infringing; (3) replace the software with software which is substantially similar in functionality and performance; or (4) refund the residual value of the software license fees paid by the indemnified party for the infringing software. Hyperion believes the estimated fair value of these intellectual property indemnification clauses is minimal. Hyperion has no liabilities recorded for these clauses as of June 30, 2005.
Hyperion generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for a period of ninety days following delivery. If necessary, Hyperion would provide for the estimated cost of product warranties based on specific warranty claims and claim history. Hyperion has not incurred significant expense under its product warranties to date and, as a result, Hyperion believes the estimated fair value of these warranties is minimal. Hyperion has no liabilities recorded for these warranties as of June 30, 2005.
Contingencies
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and we cannot estimate any possible gain or loss at this time, we have not accrued for any estimated loss in our consolidated financial statements. Hyperion does not believe the outcome of the litigation will have a material effect on its financial position, results of operations or cash flows.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office, citing a prior art reference not considered in the original examination of the HyperRoll patent. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to its multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. HyperRoll also filed a motion in the declaratory judgment action in Federal District Court for the Northern District of California to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it will re-examine the HyperRoll patent in light of the new prior art reference provided by Hyperion. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which has been done. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims. As we are unable to predict the outcome of the litigation and we cannot estimate any possible loss at this time, we have not accrued for any estimated loss in our consolidated financial statements. Hyperion does not believe the outcome of the litigation will have a material effect on its financial position, results of operations and cash flows.

14. COMMON STOCK
Stock Repurchases
In fiscal 2004, Hyperion’s board of directors authorized the company to repurchase up to $75.0 million of its common stock, and in fiscal 2005, the board of directors authorized an additional $125.0 million. In fiscal 2005 and 2004, Hyperion repurchased and retired approximately 2,070,000 shares and 3,940,000 shares of its common stock, respectively, under these two programs for a total cost of $84.0 million and $131.0 million, respectively. Hyperion will determine the timing and amount of future repurchases based upon market conditions and other factors, and will use existing cash and short-term investments to finance the transactions.
In fiscal 2001, Hyperion repurchased and held in treasury a total of 1,389,000 shares of its common stock for a total cost of $23.8 million. In fiscal 2004 and 2003, Hyperion reissued 549,000 shares and 795,000 shares of treasury stock, respectively, in connection with employee stock option exercises and employee stock purchases. As of June 30, 2005, Hyperion holds no shares of treasury stock.
Restricted Stock
In fiscal 2005, Hyperion issued 11,000 shares of restricted stock to some of its executive officers and employees for nominal consideration. All 11,000 shares vest in equal annual installments over a four-year period on the anniversary of the date of issuance. In fiscal 2005, Hyperion recorded deferred stock-based compensation totaling $0.5 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares.
In fiscal 2004, Hyperion issued 90,000 shares of restricted stock to some of its executive officers for nominal consideration. Of these shares, 5,000 shares vest in equal annual installments over a three-year period, 25,000 shares vest in full on the fourth anniversary of the date of issuance, and 60,000 shares vest in full on the fourth anniversary of the date of issuance but can vest earlier based on the achievement of specific performance-based objectives as set forth in the restricted stock purchase agreements. In fiscal 2004, Hyperion recorded deferred stock-based compensation totaling $3.5 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares.
In fiscal 2003, Hyperion issued 125,000 shares of restricted stock to some of its executive officers for nominal consideration. The restricted shares vest in full on the fourth anniversary of the date of issuance, but can vest earlier based on the achievement of performance-based objectives as set by the board of directors. In fiscal 2003, Hyperion recorded deferred stock-based compensation totaling $3.2 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” the deferred stock-based compensation relating to the restricted shares will be re-measured on the date the performance objectives are defined or determined to have been earned by the board of directors. In the event a holder of these restricted shares leaves Hyperion prior to the fourth anniversary of the date of issuance and retains vested shares that would have been forfeited absent the achievement of the performance objectives, the re-measured deferred stock-based compensation will be recorded as an expense in Hyperion’s statement of operations.
In October 1999, Hyperion issued 100,000 shares of restricted stock to its Executive Chairman for nominal consideration. The restricted shares vested on a monthly basis over a four-year period. Hyperion recorded deferred stock-based compensation totaling $1.9 million related to the issuance of these restricted shares, which is being amortized over the vesting period of the shares. This amount is not reflected as a separate component of stockholders’ equity, but rather has been netted within additional paid-in capital. In connection with the issuance of the restricted stock, Hyperion provided a loan to this officer of $1.0 million. The loan matures in October 2005 and is secured by a pledge of such restricted stock. Interest accrues at 6.02% per annum and is due upon maturity. In January 2002, the Executive Chairman’s employment agreement was amended to provide for the earn-out of a portion of the loan annually based on the achievement of earnings per share targets set by the compensation committee of the board of directors. Based on the achievement of the earnings per share targets in fiscal 2004 and 2003, the principal balance of $0.3 million and $0.4 million, respectively, and accrued interest of $0.1 million and $0.1 million, respectively, were earned out and were included as expense in Hyperion’s consolidated statement of operations and taxable compensation to the Executive Chairman during those fiscal years. Based on the achievement of the fiscal 2005 targets, the remaining $0.3 million of the outstanding principal balance and $0.1 million of accrued interest were earned out in full and were included as expense in Hyperion’s consolidated statement of operations and taxable compensation to the Executive Chairman in fiscal 2005. As of June 30, 2005, there is no outstanding principal or interest receivable on the loan.
15. STOCK OPTION, EMPLOYEE STOCK PURCHASE, AND EMPLOYEE SAVINGS PLANS
Stock Option Plans
As of June 30, 2005, Hyperion had an aggregate of 7.4 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock, and other equity-based awards. There were 1.1 million shares available for grant under the equity plans as of June 30, 2005. Under the equity plans, stock options and restricted stock can be issued to employees and to non-employee directors.
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
The following table presents a summary of Hyperion’s stock option activity for the years ended June 30, 2005, 2004, and 2003 (shares in thousands):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,304	$26.63	7,569	$23.35	9,102	$21.89
Granted	2,014	43.94	1,979	33.38	1,759	25.67
Assumed through acquisition of Brio	—	—	1,087	21.07	—	—
Exercised	(2,418)	23.20	(2,584)	19.68	(2,289)	18.34
Forfeited	(627)	32.42	(747)	27.28	(1,003)	25.56

Outstanding at end of year	6,273	$32.97	7,304	$26.63	7,569	$23.35

Exercisable at end of year	2,773	$27.42	3,658	$25.30	3,613	$24.56

The following table summarizes information about stock options outstanding and exercisable at June 30, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years of	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.75 – 19.99	769	5.45	$14.76	644	$14.75
$20.00 – 24.99	752	5.82	$22.12	553	$21.92
$25.00 – 29.99	811	3.94	$26.94	483	$26.95
$30.00 – 34.99	1,427	4.45	$32.35	606	$32.33
$35.00 – 49.99	2,457	5.19	$43.47	467	$42.06
$50.00 – 345.33	57	5.26	$70.95	20	$109.65

	6,273			2,773

Employee Stock Purchase Plan
Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue

Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period and a fair market value of $25,000 in any plan year. In fiscal 2005, 2004, and 2003, approximately 349,000 shares, 368,000 shares, and 373,000 shares, respectively, were issued under the ESPP. At June 30, 2005, approximately 1,380,000 shares were reserved for future issuance under the ESPP.
Employee Savings Plans
Hyperion maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but generally not more than $14,000 in calendar year 2005 and $13,000 in calendar year 2004. Hyperion contributes to the plan quarterly, up to a maximum of $500 per quarter, per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2005, 2004, and 2003, Hyperion contributed $6.6 million, $6.2 million, and $3.8 million, respectively, to the savings plans.
16. STOCKHOLDER RIGHTS PLAN
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
Each right will entitle holders of Hyperion’s common stock to buy one one-thousandth of a share of Series A Junior Participating Preferred Stock of Hyperion at an exercise price of $250 per one one-thousandth of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an adverse person, as defined in the rights plan. Under the rights plan, the ownership, tender offer, and exchange offer thresholds of 15% increase to 25% for certain grandfathered stockholders and approximately 20.5% for one stockholder that held approximately 19.5% of Hyperion’s issued and outstanding stock on July 3, 1998.
If any person or group becomes the beneficial owner of 15% or more of the common stock, referred to as a “flip-in event,” each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of Hyperion having a value of twice the right’s exercise price (or, in certain circumstances, a combination of cash, property, common stock, or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a flip-in event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, Hyperion may also exchange one share of common stock for each right outstanding. In addition, if Hyperion is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right’s exercise price.
Hyperion can redeem the rights at $0.01 per right prior to the date the ownership thresholds are passed. The rights will expire on July 3, 2008, unless earlier redeemed or exchanged.
17. RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California, that accommodates all employees in the San Francisco Bay area. During fiscal 2005, we vacated our corporate facilities in Sunnyvale as well as offices in Santa Clara and San Francisco, California, which resulted in a restructuring charge in fiscal 2005 of approximately $5.6 million. These restructuring costs, net of adjustments, were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are included as a charge or credit to Hyperion’s results of operations.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has been gradual over fiscal 2005 and has resulted so far in about 150 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. These costs were accounted for under SFAS 146 and have been included as a charge to Hyperion’s results of operations.
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
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was subsequently superseded by SFAS 146. In fiscal year 2005, Hyperion reduced the restructuring charges recorded in fiscal 2001 by $0.6 million. This adjustment resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.
The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

	Severance	Facilities	Asset Impairments	Other	Total
Accrual balance at June 30, 2002	$353	$14,885	$—	$3,374	$18,612
Adjustments	—	764	—	—	764
Cash payments	(353)	(2,291)	—	(1,524)	(4,168)

Accrual balance at June 30, 2003	—	13,358	—	1,850	15,208
Restructuring charges and adjustments	3,410	792	—	—	4,202
Cash payments	(3,299)	(2,073)	—	(91)	(5,463)

Accrual balance at June 30, 2004	111	12,077	—	1,759	13,947
Restructuring charges and adjustments	1,029	4,850	646	—	6,525
Non-cash items	(5)	(241)	(646)	(9)	(901)
Cash payments	(1,040)	(7,447)	—	—	(8,487)

Accrual balance at June 30, 2005	$95	$9,239	$—	$1,750	$11,084

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

	Severance	Facilities	Asset Impairments	Total
Balance at June 30, 2003	$—	$—	$—	$—
Restructuring costs, net of adjustments	4,767	26,588	4,719	36,074
Non-cash items	—	—	(4,719)	(4,719)
Cash payments	(3,263)	(4,181)	—	(7,444)

Balance at June 30, 2004	1,504	22,407	—	23,911
Restructuring costs, net of adjustments	—	(477)	—	(477)
Non-cash items	(29)	(103)	—	(132)
Cash payments	(1,114)	(6,479)	—	(7,593)

Balance at June 30, 2005	$361	$15,348	$—	$15,709

Of the total $26.8 million of restructuring accruals, $7.3 million is accounted for in “Restructuring liabilities” and $19.5 million is included in “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheet as of June 30, 2005.
The restructuring costs recorded during fiscal 2005 and 2004 are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement.
18. SEGMENT AND GEOGRAPHIC INFORMATION
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one operating and reporting segment: the development and marketing of business performance management software and related services. This segment operates in three geographic regions: the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Asia Pacific). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors, and application resellers.
Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Year Ended June 30,
	2005	2004	2003
Revenues:
Americas	$428,600	$380,894	$318,538
EMEA	226,382	199,780	163,988
APAC	47,611	41,526	27,932

	$702,593	$622,200	$510,458

The Americas region includes non-U.S. revenues of $24.2 million, $22.2 million, and $19.0 million for fiscal years 2005, 2004, and 2003, respectively.

	June 30,	June 30,
	2005	2004
Long-lived assets:
Americas	$68,041	$63,936
EMEA	5,046	5,680
APAC	1,824	2,404

	$74,911	$72,020

The Americas region includes non-U.S. long-lived assets of $0.4 million and $0.4 million as of June 30, 2005, and June 30, 2004, respectively.
The following table presents revenues for groups of similar products and services (in thousands):

	Year Ended June 30,
	2005	2004	2003
Software licenses	$273,408	$240,096	$201,766
Maintenance and services:
Maintenance	299,093	264,866	212,157
Consulting and training	130,092	117,238	96,535

	429,185	382,104	308,692

Total revenues	$702,593	$622,200	$510,458

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
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
The following is a summary of the unaudited quarterly results of operations for fiscal 2005 and 2004 (in thousands, except per share data):

Fiscal 2005	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Revenues	$159,538	$176,978	$177,107	$188,970
Gross profit	118,905	133,038	132,474	143,768
Net income	11,613	15,550	18,811	20,705
Net income per share – diluted	0.29	0.38	0.45	0.50

Fiscal 2004	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Revenues	$123,552	$156,136	$166,144	$176,368
Gross profit	90,032	115,683	123,198	132,109
Net income	9,687	6,618	12,726	14,739
Net income per share – diluted	0.26	0.16	0.32	0.36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
(b)	INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included at Item 8 in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item with respect to executive officers is set forth in Part I of this Form 10-K. The information required by this item with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation” and “Executive Compensation and Related Information” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section entitled “Ratification of Independent Accountants – Fees Paid to PricewaterhouseCoopers” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents filed as part of this report
(1)	The following financial statements are filed as part of this annual report:
(2)	The following financial statement schedule is filed as part of this annual report:

Page
Schedule II – Valuation and Qualifying Accounts	74
All other schedules are omitted because they are either not required or not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this annual report.
(b) Exhibits
     See Item 15(a)(3) of this annual report.
(c) Financial Statement Schedule
     See Item 15(a)(2) of this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2005	Hyperion Solutions Corporation
(Registrant)

	By:	/s/ David W. Odell

David W. Odell
Chief Financial Officer

	By:	/s/ William B. Dewes

William B. Dewes
Global Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Godfrey R. Sullivan Godfrey R. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	August 31, 2005

/s/ Jeffrey R. Rodek Jeffrey R. Rodek	Executive Chairman	August 31, 2005

/s/ Henry R. Autry Henry R. Autry	Director	August 31, 2005

/s/ Terry Carlitz Terry Carlitz	Director	August 31, 2005

/s/ Yorgen Edholm Yorgen Edholm	Director	August 31, 2005

/s/ Gary G. Greenfield Gary G. Greenfield	Director	August 31, 2005

/s/ Aldo Papone Aldo Papone	Director	August 31, 2005

/s/ John Riccitiello John Riccitiello	Director	August 31, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
		Charged to Costs					Balance
	Balance at Beginning	and Expenses /	Charged to Other				at End
	of Period	(Benefit to Income)	Accounts		Deductions		of Period
Year Ended June 30, 2005:
Allowance for doubtful accounts	$8,758	$43	$6,013	(a)	$4,761	(b)	$10,053
Valuation allowance for deferred tax assets	16,364	(250)	—		5,690	(d)	10,424

Year Ended June 30, 2004:
Allowance for doubtful accounts	$8,231	1,364	6,754	(a)	7,591	(b)	$8,758
Valuation allowance for deferred tax assets	6,926	—	10,372	(c)	934		16,364

Year Ended June 30, 2003:
Allowance for doubtful accounts	$10,660	1,357	4,440	(a)	8,226	(b)	$8,231
Valuation allowance for deferred tax assets	6,894	32	—		—		6,926

(a)	Charged to revenues

(b)	Write-offs, net of recoveries

(c)	Charged to goodwill

(d)	Includes adjustment of $2.4 million relating to goodwill

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on October 13, 1998).

3.2	Amended and Restated Bylaws (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-4, as amended, filed on June 18, 1998).

4.1	Specimen Certificate of the Registrant’s Common Stock (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed on November 6, 1995).

10.1	1992 Stock Option Plan (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed on November 6, 1995).

10.2	1995 Stock Option/Stock Issuance Plan, as amended and restated through November 14, 2002 (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-8 filed on December 20, 2002).

10.3	1999 Stock Option Plan (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000).

10.4	Employee Stock Purchase Plan, as amended and restated as of September 16, 2003 (incorporated by reference to the exhibits to the Registrant’s Proxy Statement filed on October 6, 2003).

10.5	Hyperion Software Corporation 1991 Stock Plan (incorporated by reference to the exhibits to Hyperion Software Corporation’s Registration Statement on Form S-1 as amended, filed on November 6, 1995).

10.6	Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan (incorporated by reference to the exhibits to Hyperion Software Corporation’s Registration Statement on Form S-1 as amended, filed on November 6, 1995).

10.7	Form of Indemnification Agreement (incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1, as amended, filed on November 6, 1995).

10.8	Lease Agreement between the Registrant and SBC&D Co., Inc., dated July 16, 1996 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on June 27, 1997).

10.9	Lease Agreement between the Registrant and Prentiss Properties Acquisition Partners, L.P., dated June 16, 2004 (filed herewith).

10.10*	Employment Agreement with Jeffrey R. Rodek, dated July 21, 2005 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

10.11*	Restricted Stock Award Agreement with Jeffrey R. Rodek, dated October 11, 1999 (incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2000).

10.12	Secured Promissory Note with Jeffrey R. Rodek, dated October 11, 1999 (incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2000).

10.13	Security and Pledge Agreement with Jeffrey R. Rodek, dated October 11, 1999 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 28, 2000).

10.14*	Employment Agreement with David W. Odell, dated July 21, 2005 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

10.15*	Employment Agreement with Godfrey R. Sullivan, dated July 21, 2005 (incorporated by reference to the

Exhibit
Number	Description

exhibits to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

10.16*	Employment Agreement with Burton Goldfield, dated January 1, 2004 (incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K filed on September 13, 2004).

10.17*	Employment Agreement with Mark Cochran, dated July 21, 2005 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

10.18*	Employment Agreement with Heidi Melin, dated June 13, 2005 (incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K filed June 13, 2005).

21.1	List of subsidiaries of the Registrant (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of David W. Odell pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement.