Form 10-Q
period 2005-09-30
HYPERION SOLUTIONS CORP
filed 2005-11-09
CIK 1001113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☐ No ☑
As of October 31, 2005, there were 39,627,046 shares of the registrant’s common stock outstanding.

Hyperion Solutions Corporation
Form 10-Q
“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion. References to other companies and their products use trademarks that are owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	June 30,
	2005	2005 (*)
ASSETS
Current assets:
Cash and cash equivalents	$138,973	$170,740
Short-term investments	297,495	270,008
Accounts receivable, net of allowances of $10,709 and $10,053	119,072	141,045
Deferred income taxes	10,185	10,976
Prepaid expenses and other current assets	29,459	28,157

TOTAL CURRENT ASSETS	595,184	620,926

Property and equipment, net	73,435	74,911
Goodwill	137,792	137,898
Intangible assets, net	26,627	29,811
Deferred income taxes	32,517	30,287
Other assets	6,587	5,603

TOTAL ASSETS	$872,142	$899,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,157	$56,657
Accrued employee compensation and benefits	43,669	53,298
Income taxes payable	36,153	32,703
Deferred revenue	140,995	140,772
Restructuring liabilities	5,590	7,276

TOTAL CURRENT LIABILITIES	279,564	290,706

Long-term restructuring liabilities and other	23,330	24,830

TOTAL LIABILITIES	302,894	315,536

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 39,499 and 40,102 shares issued and outstanding	39	40
Additional paid-in capital	490,883	489,157
Deferred stock-based compensation	—	(4,393)
Retained earnings	80,514	100,491
Accumulated other comprehensive loss	(2,188)	(1,395)

TOTAL STOCKHOLDERS’ EQUITY	569,248	583,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$872,142	$899,436

See accompanying notes to condensed consolidated financial statements.

(*)	The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
REVENUES
Software licenses	$60,524	$57,424
Maintenance and services	109,701	102,114

TOTAL REVENUES	170,225	159,538

COSTS AND EXPENSES
Cost of revenues:
Software licenses	3,839	3,292
Maintenance and services	37,954	37,341
Sales and marketing	66,648	58,733
Research and development	27,881	25,714
General and administrative	16,129	14,869
Restructuring charges (credits)	(100)	3,069

TOTAL COSTS AND EXPENSES	152,351	143,018

OPERATING INCOME	17,874	16,520

Interest and other income, net	2,576	1,345

INCOME BEFORE INCOME TAXES	20,450	17,865

Income tax provision	7,158	6,252

NET INCOME	$13,292	$11,613

Other comprehensive income (loss)	(793)	258

COMPREHENSIVE INCOME	$12,499	$11,871

Basic net income per share	$0.34	$0.30
Diluted net income per share	$0.33	$0.29

Shares used in computing basic net income per share	39,516	39,073
Shares used in computing diluted net income per share	40,713	40,603
See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,292	$11,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,100	8,642
Stock-based compensation	7,785	933
Provision for accounts receivable allowances	1,292	1,367
Deferred income taxes	(997)	(826)
Income tax benefit from exercise of stock options	—	3,119
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	20,533	19,888
Prepaid expenses and other current assets	(1,288)	308
Other assets	(11)	465
Accounts payable and accrued liabilities	(3,612)	(206)
Accrued employee compensation and benefits	(9,552)	(9,472)
Income taxes payable	3,542	1,409
Deferred revenue	496	(6,779)
Restructuring liabilities	(1,684)	1,543
Long-term restructuring liabilities and other	(1,501)	(1,684)

Net cash provided by operating activities	36,395	30,320

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(122,918)	(6,750)
Proceeds from sales and maturities of investments	94,095	81,850
Purchases of property and equipment	(3,467)	(4,697)
Purchases of intangible assets	(37)	(1,773)
Payments for acquisitions, net of cash acquired	—	(2,838)

Net cash provided by (used in) investing activities	(32,327)	65,792

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of common stock	(45,860)	(35,183)
Proceeds from issuance of common stock	8,643	8,475
Income tax benefit from exercise of stock options	2,276	—

Net cash used in financing activities	(34,941)	(26,708)

Effect of exchange rate on cash and cash equivalents	(894)	45

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,767)	69,449
Cash and cash equivalents at beginning of period	170,740	172,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,973	$241,710

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$8
Cash paid for income taxes	$2,809	$1,970
See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2005
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements, but it does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2005.
In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited financial statements. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2006.
2. Significant Accounting Policies
Revenue Recognition
We derive revenues from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end user, concurrent user, or central processing unit basis.
We record revenue from licensing our software products to end users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable and delivery of the product has occurred, as prescribed by Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” For arrangements with multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with SOP 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.
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
If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon sell-through to the end customer. If we determine that collection of a license fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.
Accounts Receivable Allowances
We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness, and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect our future ability to collect outstanding receivables, we may record additional provisions for accounts receivable allowances. We record the provision for accounts receivable allowances in general and administrative expense and as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our condensed consolidated statement of income.
Our accounts receivable allowance was $10.7 million at September 30, 2005, and $10.1 million at June 30, 2005. The total provision for accounts receivable allowances was $1.3 million and $1.4 million for the three months ended September 30, 2005 and 2004, respectively. Of these provisions, $0.1 million each were recorded in general and administrative expense for the three months ended September 30, 2005 and 2004, respectively, and $1.2 million and $1.3 million were recorded as a reduction of revenue for the three months ended September 30, 2005 and 2004, respectively.
Net Income Per Share
Net income per share, which is also referred to as earnings per share (“EPS”), is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted shares. Potentially dilutive securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.
The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2005	2004
Net income	$13,292	$11,613

Shares used in computing basic net income per share	39,516	39,073
Effect of potentially dilutive securities	1,197	1,530

Shares used in computing diluted net income per share	40,713	40,603

Basic net income per share	$0.34	0.30
Diluted net income per share	$0.33	0.29
For the quarter ended September 30, 2005 and 2004, stock option rights totaling 2.5 million and 1.1 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

Stock-Based Compensation
In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123R. This interpretation provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123R and investors and users of the financial statements in analyzing the information provided.
Following the guidance prescribed in SAB 107, on July 1, 2005, Hyperion adopted SFAS 123R using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Restricted stock and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123R. Stock options generally vest over a four-year service period. Restricted stock grants generally vest over a three to four-year period and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors. Since our adoption of SFAS 123R, there have been no changes to our equity plans or modifications to outstanding stock-based awards.
Prior to July 1, 2005, Hyperion accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Accordingly, Hyperion was not required to recognize compensation cost for stock options issued to Hyperion’s employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the quarter ended September 30, 2004, we recognized compensation expense of $0.7 million for restricted stock and $0.2 million for stock options, which were charged to our condensed consolidated statement of income. For the quarter ended September 30, 2004, had Hyperion accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

Three Months
Ended
September 30,
2004
Net income, as reported	$11,613
Add: stock-based compensation expense included in reported net income, net of tax	606
Deduct: stock-based compensation expense determined under fair value method, net of tax	(4,453)

Net income, pro forma	$7,766

Net income per share:
Basic – as reported	$0.30
Basic – pro forma	$0.20

Diluted – as reported	$0.29
Diluted – pro forma	$0.19

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after July 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of July 1, 2005, in our condensed consolidated statement of income for the first quarter of fiscal 2006. During the quarter ended September 30, 2005, we recognized compensation expense of $5.4 million for stock options, $1.4 million for restricted stock, and $1.0 million for the employee stock purchase plan, which were charged to our condensed consolidated statement of income. There were no significant capitalized stock-based compensation costs at September 30, 2005. Our deferred stock-based compensation balance of $4.4 million as of June 30, 2005, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force (“EITF”) Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
The application of SFAS 123R had the following effect on reported amounts for the first quarter of fiscal 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2005
	Using
	Previous	SFAS 123R	As
	Accounting	Adjustments	Reported
Income from operations	$24,066	$(6,192)	$17,874
Income before income taxes	26,642	(6,192)	20,450
Net income	17,069	(3,777)	13,292

Basic earnings per share	0.43	(0.09)	0.34
Diluted earnings per share	0.42	(0.09)	0.33

Cash flows from operating activities	38,671	(2,276)	36,395
Cash flows from financing activities	(37,217)	2,276	(34,941)
Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	September 30,	September 30,
	2005	2004
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	46%	45%
Risk free interest rate	4.22%	3.51%
Average expected life (in years)	4.1	5.0

Stock purchase plans:
Expected dividend yield	0%	0%
Expected stock price volatility	47%	50%
Risk free interest rate	3.14%	1.11%
Average expected life (in years)	0.5	0.5

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended September 30, 2005, the average expected life was determined using the simplified approach described under SAB 107.
Other Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net income	$13,292	$11,613
Translation adjustments	(471)	224
Unrealized gains (losses) on available-for-sale securities, net of tax	(322)	34

Comprehensive income	$12,499	$11,871

Recent Accounting Pronouncements
In October 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Under this new guidance, companies may establish the grant date for a share-based award under SFAS 123R prior to the communication of the award terms to the recipient if the award is unilateral and the terms are communicated within a relatively short time period. The guidance provided by this FSP is effective upon initial adoption of SFAS 123R or in the first reporting period after the issuance of this FSP if a company has already adopted SFAS 123R and has issued interim financial statements. Our adoption of this FSP will not have a material impact on our results of operations or financial position.
In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 will not have a material impact on our results of operations or financial position.
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
During the preparation of our condensed consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the condensed consolidated statements of income.
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
The changes in the carrying amount of goodwill for the three months ended September 30, 2005 are as follows (in thousands):

Balance at June 30, 2005	$137,898
Goodwill from acquisitions	165
Adjustment of income tax benefits received in connection with Brio acquisition	(454)
Effect of foreign currency translation	183

Balance at September 30, 2005	$137,792

Intangible assets consist of the following (in thousands):

	September 30, 2005			June 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$12,508	$(6,816)	$5,692	$12,471	$(6,013)	$6,458
Acquired technologies	31,340	(16,166)	15,174	31,340	(14,348)	16,992
Other intangibles	10,616	(4,855)	5,761	10,616	(4,255)	6,361

	$54,464	$(27,837)	$26,627	$54,427	$(24,616)	$29,811

Amortization expense related to intangible assets was $3.2 million for the three months ended September 30, 2005, and $2.9 million for the three ended September 30, 2004. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2006	$9,298
2007	11,289
2008	4,913
2009	929
2010	198

$26,627

We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of use of the assets or the strategy for our overall business, (iii) significant decrease in the market value of the assets and (iv) significant negative industry or economic trends. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term. There were no factors or events that triggered an impairment review during the quarter ended September 30, 2005.
3. Commitments and Contingencies
Guarantees and Indemnifications
Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that Hyperion recognize the fair value for guarantee and indemnification arrangements issued or modified by Hyperion after March 31, 2002 if these arrangements are within the scope of FIN 45. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We also have indemnification arrangements with our Board of Directors and officers. We have not recorded a liability related to these indemnification and guarantee provisions, and we believe that the estimated fair value of these arrangements is minimal.
Contingencies
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain or loss at this time, we have not accrued for any estimated gain or loss in our consolidated financial statements.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents.

Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to its multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. In that action, Hyperion has counterclaimed that HyperRoll Israel has infringed a Hyperion patent. In the declaratory judgment action in Federal District Court for the Northern District of California, HyperRoll also filed a motion to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it is re-examining the HyperRoll patent and may allow its claims. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which has been done. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible loss at this time, we have not accrued for any estimated loss in our consolidated financial statements.
4. Business Combinations
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
These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” Hyperion’s condensed consolidated statements of income include the results of both QiQ and Razza from the date of acquisition. In aggregate, we paid $8.2 million for these two companies during the fiscal year ended June 30, 2005, and approximately $2.0 million was allocated to goodwill. There was no in-process research and development expense incurred as a result of these acquisitions.
5. Restructuring Liabilities
In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California, that accommodates all employees in the San Francisco Bay area. During fiscal 2005, we vacated our corporate facilities in Sunnyvale as well as offices in Santa Clara and San Francisco, California. This resulted in a restructuring charge in fiscal 2005 of approximately $5.6 million, of which $2.0 million was related to the vacancy of our San Francisco office facility and was recorded in the first quarter of fiscal 2005. These restructuring costs, net of adjustments, were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are included as a charge or credit to Hyperion’s results of operations.
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has resulted in about 160 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. During the quarter ended September 30, 2005, Hyperion reduced the restructuring liabilities recorded in fiscal 2005 by approximately $0.1 million. This adjustment resulted from a change to the estimate of employee termination benefit cost and did not represent new restructuring activities.
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

As a result of the acquisition of Brio, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the quarter ended September 30, 2005, Hyperion reduced the restructuring liabilities recorded in fiscal 2003 by approximately $0.1 million. Included as a credit to Hyperion’s results of operations, this adjustment resulted from a change to the estimate of employee termination benefit costs and did not represent new restructuring activities.
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was subsequently superseded by SFAS 146. In fiscal year 2005, 2004, 2003, and 2002, Hyperion reduced the restructuring charges recorded in fiscal 2001 by $0.6 million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.
The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2005	$95	$9,239	$1,750	$11,084
Restructuring credits	(51)	—	—	(51)
Non-cash items	—	—	(1,532)	(1,532)
Cash payments	—	(460)	—	(460)

Accrual balance at September 30, 2005	$44	$8,779	$218	$9,041

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2005	$361	$15,348	$15,709
Restructuring credits	(49)	—	(49)
Cash payments	—	(1,117)	(1,117)

Balance at September 30, 2005	$312	$14,231	$14,543

Of the total $23.6 million of restructuring accruals, $5.6 million is accounted for in “Restructuring liabilities” as current liabilities and $18.0 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of September 30, 2005.
6. Stock Option, Restricted Stock, and Employee Stock Purchase Plans
Stock Options
As of September 30, 2005, Hyperion had an aggregate of 7.0 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock, and other equity-based awards. There were 0.8 million shares available for grant under the equity plans as of September 30, 2005. Under the equity plans, stock options and restricted stock can be issued to employees and to non-employee directors.
Stock options are granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted under the equity plans have maximum terms of 6 – 10 years from the date of grant. Certain options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion.
The following table presents a summary of Hyperion’s stock option activity for the quarter ended September 30, 2005 (shares in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000’s)
Outstanding at July 1, 2005	6,273	$32.97
Granted	372	43.25
Exercised	(344)	25.16
Forfeited	(112)	37.85

Outstanding at September 30, 2005	6,189	$33.93	4.78	$91,126

Exercisable at September 30, 2005	2,812	$28.07	4.51	$57,864

The weighted average grant-date fair value of options granted during the first quarter of fiscal 2006 was $17.39. The total intrinsic value of options exercised during the quarter ended September 30, 2005 was $7.1 million. The total cash received from employees as a result of stock option exercises was $8.6 million for the quarter ended September 30, 2005. In connection with these exercises, Hyperion realized tax benefits of $2.3 million for the quarter ended September 30, 2005. Hyperion settles employee stock option exercises with newly issued common shares.
As of September 30, 2005, the total unrecognized compensation cost related to unvested awards not yet recognized is $82.0 million and is expected to be recognized over the weighted average period of 2.7 years.
Restricted Stock
From time to time, Hyperion grants restricted stock to some of the executive officers and employees for nominal consideration. Restricted shares generally vest over a three to four-year period on the anniversary of the date of issuance, and some grants may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors.
The following table presents a summary of Hyperion’s restricted stock activity for the quarter ended September 30, 2005 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Price
Nonvested shares at July 1, 2005	152	$33.71
Granted	87	42.99
Vested	(49)	28.12

Nonvested shares at September 30, 2005	190	$39.39

As of September 30, 2005, the total unrecognized compensation cost related to unvested restricted stock awards not yet recognized is $6.1 million and is expected to be recognized over the weighted average period of 2.9 years. The total fair value of restricted stock awards vested during the quarter ended September 30, 2005 was $1.4 million.

Employee Stock Purchase Plan
Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period and a fair market value of $25,000 in any plan year. During the quarter ended September 30, 2005, there were no shares issued under the ESPP. At September 30, 2005, approximately 1.4 million shares were reserved for future issuance under the ESPP.
7. Stock Repurchases
In May 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. All authorized funds under this repurchase program were spent. In May 2005, the Board of Directors authorized us to repurchase up to an additional $125.0 million. During the three months ended September 30, 2005, Hyperion repurchased and retired 1.0 million shares of its common stock for a total cost of $45.9 million. Of this amount, $12.6 million was recorded as a reduction of additional paid-in capital and the remaining $33.3 million was recorded as a reduction of retained earnings. During the three months ended September 30, 2004, Hyperion repurchased 0.9 million shares of its common stock for a total cost of $35.2 million. Of this amount, $10.4 million was recorded as a reduction to additional paid-in capital and the remaining $24.8 million was recorded as a reduction to retained earnings. As of September 30, 2005, we are authorized to repurchase up to an additional $64.0 million of common stock under the repurchase plan authorized by our Board of Directors in May 2005.
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
Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Americas	$108,034	$97,085
EMEA	49,332	52,328
APAC	12,859	10,125

	$170,225	$159,538

The Americas region includes non-U.S. revenues of $6.6 million and $4.9 million for the three months ended September 30, 2005 and 2004, respectively.

	September 30,	June 30,
	2005	2005
Long-lived assets:
Americas	$66,985	$68,041
EMEA	4,810	5,046
APAC	1,640	1,824

	$73,435	$74,911

The Americas region includes non-U.S. long-lived assets of $0.3 million and $0.4 million and as of September 30, 2005, and June 30, 2005, respectively.
The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended
	September 30,
	2005	2004
Software licenses	$60,524	$57,424
Maintenance and services:
Maintenance	77,940	71,430
Consulting and training	31,761	30,684

	109,701	102,114

Total revenues	$170,225	$159,538

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements made in this report on Form 10-Q relating to the future, including, among others, those related to (1) Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations; (2) the timing and functionality of new product releases; (3) Hyperion’s stock repurchase plans; (4) the ability of Hyperion’s acquisitions to enhance its business performance management offerings; and (5) market size and growth estimates by industry analysts and us are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.
OVERVIEW
Hyperion is a leading provider of business performance management software. Our customers rely on Hyperion software to provide visibility into how their businesses are performing and to help them plan and model to improve that performance. Using Hyperion software, customers collect data, organize and analyze it, then communicate it across the enterprise. We offer the industry’s only business performance management solution that integrates financial management applications with a business intelligence platform into a single system. We serve customers in 45 countries and work with more than 600 partners to provide solutions to more than 10,000 customer organizations worldwide. Hyperion is headquartered in Santa Clara, California, and employs approximately 2,600 people globally.
CRITICAL ACCOUNTING ESTIMATES
Stock-Based Compensation
We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), Staff Accounting Bulletin (“SAB”) No. 107, and SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.
The following table presents the stock compensation expense recognized in accordance with SFAS 123R during the quarter ended September 30, 2005:

	Three Months Ended
	September 30,
		Percent of
		Total
(In thousands)	2005	Expense
Software license	$6	—
Maintenance and services	757	10%
Sales and marketing	3,297	42%
Research and development	1,696	22%
General and administrative	2,033	26%

Total stock-based compensation	$7,789	100%

RESULTS OF OPERATIONS
REVENUES

	Three Months Ended September 30,
		Percent of		Percent of
		Total		Total
(In thousands)	2005	Revenue	2004	Revenue
Software licenses	$60,524	35%	$57,424	36%
Maintenance and services:
Maintenance	77,940	46%	71,430	45%
Consulting and training	31,761	19%	30,684	19%

	109,701	65%	102,114	64%

Total revenues	$170,225	100%	$159,538	100%

	Three Months Ended September 30,
			Variance	Variance
			in	in
(In thousands)	2005	2004	Dollars	Percent
Software licenses	$60,524	$57,424	$3,100	5%
Maintenance and services:
Maintenance	77,940	71,430	6,510	9%
Consulting and training	31,761	30,684	1,077	4%

	109,701	102,114	7,587	7%

Total revenues	$170,225	$159,538	$10,687	7%

The growth in total revenues from first quarter of fiscal 2005 to first quarter of fiscal 2006 was primarily attributed to the growth in the Americas and APAC regions. The change in foreign currency exchange rates that impacted total revenues in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is negligible.
Software licenses. Software license revenues increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to improved sales execution and an increase in demand for our existing products and interest in our newly released product suite, Hyperion System 9.
We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, and we complement our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators and independent distributors. License revenue from channel partners comprised 27% of total license revenue in the first quarter of fiscal 2006 and fiscal 2005. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenue during the periods presented.
Maintenance and services. Maintenance and services revenue increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to our year-over-year growth of our installed customer base, which was partially offset by canceled maintenance contracts. The increases in consulting and training services revenue in the first quarter of fiscal 2006 were principally due to increased sales of services resulting from an increase in licensing contracts during the periods presented.

COST OF REVENUES

	Three Months Ended September 30,
		Percent of		Percent of
		Related		Related
(In thousands)	2005	Revenue	2004	Revenue
Software licenses	$3,839	6%	$3,292	6%
Maintenance and services	37,954	35%	37,341	37%

	Three Months Ended September 30,
			Variance	Variance
			in	in
(In thousands)	2005	2004	Dollars	Percent
Software licenses	$3,839	$3,292	$547	17%
Maintenance and services	37,954	37,341	613	2%
Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Total cost of software license revenues, as a percentage of revenues, remained consistent in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal 2005. While there was an increase of $0.2 million due to amortization expense from our acquisitions of QiQ Solutions in July 2004 and Razza Solutions in January 2005, these increases were offset by decreases in royalty expenses due to different mixes of product sales.
Gross margins on software license revenue were 94% for the first quarter of fiscal 2006 and fiscal 2005.
In the first three months of fiscal 2005, we capitalized $1.8 million of software product development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years but may be accelerated. The significant level of spending on software product development costs in the first quarter of fiscal 2005 is reflective of the increased activity during fiscal 2005 to localize Hyperion’s products for international markets. The amount capitalized during the first three months of fiscal 2006 was negligible.
Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a $1.1 million increase in employee expenses, of which $0.8 million was due to stock-based compensation expense recognized in accordance with SFAS 123R, and was partially offset by a $0.6 million decrease in external personal expenses. Maintenance and services headcount increased from 762 employees at September 30, 2004 to 776 employees at September 30, 2005.
Gross margins on maintenance and services revenue were 65% for the first quarter of fiscal 2006, up from 63% for the first quarter of fiscal 2005. Gross margins for maintenance and service revenues increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a more favorable mix of maintenance revenues.
OPERATING EXPENSES

	Three Months Ended September 30,
		Percent of		Percent of
		Total		Total
(In thousands)	2005	Revenue	2004	Revenue
Sales and marketing	$66,648	39%	$58,733	37%
Research and development	27,881	16%	25,714	16%
General and administrative	16,129	10%	14,869	9%
Restructuring charges (credits)	(100)	0%	3,069	2%

Total	$110,558	65%	$102,385	64%

	Three Months Ended September 30,
			Variance	Variance
			in	in
(In thousands)	2005	2004	Dollars	Percent
Sales and marketing	$66,648	$58,733	$7,915	13%
Research and development	27,881	25,714	2,167	8%
General and administrative	16,129	14,869	1,260	8%
Restructuring charges (credits)	(100)	3,069	(3,169)	(103%)

Total	$110,558	$102,385	$8,173	8%

Sales and marketing. Sales and marketing expense primarily consists of employee salaries and related costs, sales commissions, marketing programs, and occupancy and equipment costs. Sales and marketing expense increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to a $8.1 million increase in employee expenses, of which $2.5 million was due to an increase in variable compensation costs and $2.9 million was due to stock-based compensation expense recognized in accordance with SFAS 123R. Sales and marketing headcount increased from 851 employees at September 30, 2004 to 935 employees as of September 30, 2005.
Research and development. Research and development expense associated with the development of new products, enhancements of existing products, and quality assurance procedures consists of employee, consulting and other external personnel costs, and occupancy and equipment costs. Research and development expense increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a $2.3 million increase in employee expenses, of which $1.6 million was due to stock-based compensation expense recognized in accordance with SFAS 123R. Overall, research and development headcount decreased from 502 employees at September 30, 2004 to 493 employees at September 30, 2005. Within our cost structure for research and development, we have engineering offshoring contracts in India and Belarus that employ approximately 220 engineering consultants. These individuals are not included in our headcount figure of 493 employees as of September 30, 2005.
General and administrative. General and administrative expense consists of employee salaries and related costs, professional fees, and occupancy and equipment costs. General and administrative expense increased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due to a $1.0 million increase in employee expenses, primarily due to stock-based compensation expense recognized in accordance with SFAS 123R, and a $0.9 million increase in professional services. These increases were offset by a $0.6 million decrease in depreciation and amortization. General and administrative headcount increased from 363 employees at September 30, 2004 to 378 employees at September 30, 2005.
Restructuring charges (credits)
In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California, that accommodates all employees in the San Francisco Bay area. During fiscal 2005, we vacated our corporate facilities in Sunnyvale as well as offices in Santa Clara and San Francisco, California. This resulted in a restructuring charge in fiscal 2005 of approximately $5.6 million, of which $2.0 million was related to the vacancy of our San Francisco office facility and was recorded in the first quarter of fiscal 2005. These restructuring costs, net of adjustments, were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are included as a charge or credit to Hyperion’s results of operations.
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has resulted in about 160 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004 we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. These costs were accounted for under SFAS 146 and have been included as a charge to Hyperion’s results of operations. During the quarter ended September 30, 2005, Hyperion reduced the restructuring liabilities recorded in fiscal 2005 by approximately $0.1 million. This adjustment resulted from a change to the estimate of employee termination benefit cost and did not represent new restructuring activities.
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
As a result of the acquisition of Brio, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” During the quarter ended September 30, 2005, Hyperion reduced the restructuring liabilities recorded in fiscal 2003 by approximately $0.1 million. Included as a credit to Hyperion’s results of operations, this adjustment resulted from a change to the estimate of employee termination benefit costs and did not represent new restructuring activities.
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” which was subsequently superseded by SFAS 146. In fiscal year 2005, 2004, 2003, and 2002, Hyperion reduced the restructuring charges recorded in fiscal 2001 by $0.6 million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.
The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets
(in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2005	$95	$9,239	$1,750	$11,084
Restructuring credits	(51)	—	—	(51)
Non-cash items	—	—	(1,532)	(1,532)
Cash payments	—	(460)	—	(460)

Accrual balance at September 30, 2005	$44	$8,779	$218	$9,041

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2005	$361	$15,348	$15,709
Restructuring credits	(49)	—	(49)
Cash payments	—	(1,117)	(1,117)

Balance at September 30, 2005	$312	$14,231	$14,543

Of the total $23.6 million of restructuring accruals, $5.6 million is accounted for in “Restructuring liabilities” as current liabilities and $18.0 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of September 30, 2005.
INTEREST AND OTHER INCOME, NET
Interest and other income, net, consists primarily of interest earned on cash, cash equivalents, and short-term investment balances, net of interest paid during the normal course of business. Interest and other income increased 92% to $2.6 million in the first quarter of fiscal 2006 compared to the $1.3 million in the first quarter of fiscal 2005 due to increases in interest rates and increases in balances of cash, cash equivalents, and short-term investments.

INCOME TAX PROVISION
Our effective income tax rate was 35% for the first quarter of fiscal 2006 and fiscal 2005.
NET INCOME
We generated net income of $13.3 million, or $0.33 per diluted share, in the first quarter of fiscal 2006 compared to net income of $11.6 million, or $0.29 per diluted share, in the first quarter of fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
The following table represents the reclassification of the auction rate securities from cash and cash equivalents to short-tem investments as of September 30, 2004, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows:”

		September 30,
	September 30,	2004
(In thousands)	2005	As Reported	As Reclassified
Cash and cash equivalents	$138,973	$359,530	$241,710
Short-term investments	297,495	3,021	120,841
Working capital	315,620	260,596	260,596

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30, 2004
(In thousands)	2005	As Reported	As Reclassified
Net cash provided by operating activities	$36,395	$30,320	$30,320
Net cash provided by (used in) investing activities	(32,327)	(9,308)	65,792
Net cash (used in) financing activities	(34,941)	(26,708)	(26,708)
At September 30, 2005, we had $139.0 million in cash and cash equivalents and $297.5 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, and state and municipal bonds. At September 30, 2005, our working capital was $315.6 million.
In the first quarter of fiscal 2006, we adopted SFAS 123R, which requires that the benefits of tax deductions for nonqualified employer stock option in excess of recognized compensation cost be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force (“EITF”) Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
In the first quarter of fiscal 2006 and 2005, we generated positive cash flows from operations of $36.4 million and $30.3 million, respectively. In the first quarter of fiscal 2006, our operating cash flow was primarily due to the net income generated during the period, the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization and stock-based compensation, and a decrease in accounts receivable. These increases are partially offset by decreases in accounts payable and accrued liabilities and accrued employee compensation and benefits. In the first quarter of fiscal 2005, our operating cash flow was due to the net income generated during the period, significant decrease in accounts receivable, and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization and stock-based compensation, partially offset by decreases in accrued employee compensation and benefits and deferred revenue.

Net cash used in investing activities amounted to $32.3 million in the first quarter of fiscal 2006, compared to net cash provided by investing activities of $65.8 million in the first quarter of fiscal 2005. The cash used in investing activities in the first quarter of fiscal 2006 resulted primarily from purchases of investments of $122.9 million and purchase of property equipment of $3.5 million, which was offset by proceeds from sales and maturities of investments of $94.1 million. The cash provided by investing activities in the first quarter of fiscal 2005 was primarily due to proceeds from sales and maturities of investments of $81.9 million, which was partially offset by purchases of investments of $6.8 million and purchases of property and equipment of $4.7 million.
Net cash used in financing activities was $34.9 million in the first quarter of fiscal 2006, compared to net cash used in financing activities of $26.7 million in the first quarter of fiscal 2005. The cash used in financing activities for the first quarter of fiscal 2006 resulted from $45.9 million of repurchases of our common stock, which was offset partially by $8.6 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash used in financing activities in the first quarter of fiscal 2005 resulted from $35.2 million of repurchases of our common stock, which was offset by $8.5 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. In fiscal 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. No authorized funds remain under this repurchase program. In fiscal 2005, the Board of Directors authorized an additional $125.0 million. As of September 30, 2005, we are authorized to repurchase up to an additional $64.0 million of common stock under the repurchase plan authorized by our Board of Directors in May 2005. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2006, subject to market conditions and other factors.
We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalents, and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent, and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business for at least the next 12 months. To the extent that existing cash, cash equivalent, and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations will be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.
The following table summarizes our future minimum lease payments under all non-cancelable operating leases with terms in excess of one year, net of future sublease income, as of September 30, 2005, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due In
	Total				Fiscal 2011
	Payments	Rest of	Fiscal 2007	Fiscal 2009	and
	Due	Fiscal 2006	and 2008	and 2010	Thereafter
Non-cancelable operating leases	$114,082	$17,387	$39,224	$25,221	$32,250
Future sublease income	(15,826)	(3,671)	(7,333)	(4,559)	(263)

	$98,256	$13,716	$31,891	$20,662	$31,987

RECENT ACCOUNTING PRONOUNCEMENTS
In October 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Under this new guidance, companies may establish the grant date for a share-based award under SFAS 123R prior to the communication of the award terms to the recipient if the award is unilateral and the terms are communicated within a relatively short time period. The guidance provided by this FSP is effective upon initial adoption of SFAS 123R or in the first reporting period after the issuance of this FSP if a company has already adopted SFAS 123R and has issued interim financial statements. Our adoption of this FSP will not have a material impact on our results of operations or financial position.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Our adoption of SFAS 154 will not have a material impact on our results of operations or financial position.
FACTORS THAT MAY AFFECT FUTURE RESULTS
We operate in a very competitive and rapidly changing environment that involves numerous risks that may cause investors to lose some or all of their investment.
Product enhancement and new product introductions involve inherent risks.
Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. To succeed, Hyperion must continually expand and refresh its product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. For example, System 9, Hyperion’s integrated BPM system which was launched in September 2005, has been and continues to be a significant undertaking. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:
•	Product quality, including the possibility of software defects;

•	Delays in releasing new products;

•	Customers delaying purchase decisions in anticipation of new products to be released;

•	Customer confusion and extended evaluation and negotiation time;

•	The fit of the new products and features with the customer’s needs;

•	The successful adaptation of third-party technology into Hyperion’s products;

•	Educating Hyperion’s sales, marketing, and consulting personnel to work with the new products and features;

•	Competition from earlier and more established entrants;

•	Market acceptance of initial product releases;

•	Technological challenges involved in integrating Hyperion products into cohesive business performance management systems offerings;

•	Marketing effectiveness, including challenges in distribution; and

•	The accuracy of assumptions about the nature of customer demand.
If Hyperion is unable to successfully introduce, market, and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price its products, our business, results of operations, or financial position could be materially impacted. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with its partners, must rapidly increase their ability to install and service these products, and Hyperion must rapidly improve their ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. Inadequate customer acceptance of Hyperion’s product and service initiatives would materially adversely affect Hyperion’s business, operating results, and financial condition.
Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.
Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. The announcement or introduction of new or enhanced products and services in our markets may create additional volatility in our operating results. We may not be able to accurately forecast our revenue or expenses. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. Accordingly, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face with respect to our financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results may fail to meet our expectations or those of securities analysts or our investors due to a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.
Hyperion operates in a very competitive environment.
The markets in which Hyperion competes are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of which may have significantly greater financial, technical, marketing, and other resources than Hyperion does. While we believe that this trend will benefit us in the long term, the short-term or immediate adverse impact could be around overcoming existing inertia. Cognos and Business Objects compete with Hyperion across a wide range of products, offering what they refer to as corporate performance management solutions, as do, generally, the major enterprise software vendors, including SAP and Oracle. Many other companies compete in specific areas of Hyperion’s business. SAS and Oracle have OLAP products and analytic applications; Business Objects and Cognos have query and reporting products; and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP, and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results, and financial condition.
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
If Hyperion is unable to develop or acquire new and enhanced products that achieve widespread market acceptance, we may be unable to recoup product development costs, and our earnings and revenue may decline.
Hyperion’s future success depends on its ability to address the rapidly changing needs of its customers by developing or acquiring new products and introducing such products, product updates, and services on a timely basis. Hyperion must also extend the operation of its products to new platforms and keep pace with technological developments and emerging industry standards that may fundamentally change the way enterprise software is sold. Hyperion commits substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for its products and services in these markets does not materialize or occurs more slowly than Hyperion expects, Hyperion will have expended substantial resources and capital without realizing corresponding revenue, which would adversely affect our business and operating results and financial condition. We also may be required to write-off or write-down assets or incur substantial restructuring charges, which would have a similar affect on our operating results.

Failure to upgrade older products will adversely affect sales.
As Hyperion or its competition introduce newer products, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually upgrade older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, our license and maintenance revenue will decline or fail to grow consistent to our expectations, which would adversely affect our business and operating results.
Hyperion typically has back-ended quarters which may cause its actual revenues in a quarter to vary from sales forecasts.
Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of orders in the final two weeks of that month. There also is greater uncertainty surrounding the ultimate signing of significant transactions with enterprise customers, whose sales cycles are typically longer in duration and may require several levels of approval. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, Hyperion must rely on its forecasts of revenue for planning, modeling, and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause Hyperion to improperly plan or budget and to fail to meet our revenue or net income projections, causing the price of our common stock to fall substantially.
A change in pricing or marketing could adversely affect Hyperion’s business.
In an effort to simplify and clarify Hyperion’s product positioning and marketing, Hyperion periodically makes changes to its product pricing, packaging, configuration, or product descriptions, as it has done in a comprehensive manner with System 9. We may encounter additional risks in transitioning our pricing methods from existing solutions to the new System 9 platform. Any product price reductions may not be offset by sufficient increases in unit sales to maintain or increase license revenues, and any broadly based changes to pricing or marketing messages could cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing or convey Hyperion’s new marketing messages and delay or loss of revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business or operating results.
Employee turnover could adversely impact revenue, costs, and productivity.
As employees leave Hyperion, it suffers loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. New employees must learn the Hyperion organization, products, and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity, and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity, or ability to respond quickly to the competitive environment. In particular, the recruiting market for experienced enterprise software sales personnel is very competitive, and we may be limited in our ability to attract and retain key sales talent.
In addition, we have announced the impending retirement of our Chief Financial Officer, David Odell. Replacing Mr. Odell may take a significant amount of time, and recruiting a suitable replacement may prove difficult. Delays in hiring a new Chief Financial Officer may cause concern for analysts and investors, which could have a material adverse effect on the price of our common stock.

Exchange rate fluctuations may adversely affect results.
Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar positively affected revenues and operating results in the first quarter of fiscal 2006. If the United States dollar strengthens relative to other currencies in the future, our revenues, operating results and cash flows will be adversely affected.
Hyperion may not be able to continue its operational improvements.
As part of Hyperion’s focus on improving its operating margins, Hyperion seeks to increase efficiencies in its sales force, as well as Hyperion’s services, product development, product marketing, finance, information technology, human resources and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s margins and operating results.
Reorganizations may adversely affect productivity.
Hyperion has continued to make adjustments to its operations and organization. Such changes have historically resulted in productivity declines and could have a negative effect on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve performance and productivity could materially adversely impact Hyperion’s margins and operating results.
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and are exposed to future risks of non-compliance.
We are required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes Oxley Act. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.
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
We completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended June 30, 2005. Our assessment, testing, and evaluation resulted in our conclusion that as of June 30, 2005, our internal control over financial reporting was effective. However, our controls, nonetheless, may not prove to be adequate for the periods covered by that report and, in any event, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect future operating results.

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
Hyperion also has distributed research and development across the United States in California, Connecticut, Florida, Illinois, and Texas and in several countries including India, Australia, Belarus, and Canada. It may be difficult to manage significant projects across such distributed centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad. Hyperion may not be able to successfully address each of these challenges, which could adversely affect our business and operating results.
Hyperion faces significant challenges and risks associated with compliance and internal governance.
Hyperion’s numerous office locations, high number of employees, and varied distribution methods, among other considerations, make it possible that our high standards of ethics, governance, and compliance with law may not always be met. For example, Hyperion has in excess of 600 partners worldwide. Some of the business practices in countries in which our partners operate on our behalf may not conform fully with local or U.S. laws. We may not be able to detect improper or unlawful conduct by our international partners which could put Hyperion at risk regarding possible violations of such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”). Serious violations of the FCPA could result in fines or other criminal or civil sanctions which could have a material impact on Hyperion’s operating results.
Other examples of potential compliance and operational risks include the possibility that we will encounter challenges in complying with revenue recognition best practices, with high volume order processing and in product fulfillment.
There are significant risks related to any business combination and investment.
Hyperion has made, and may in the future make, acquisitions of, mergers with, or investments in, businesses that offer complementary products, services, and technologies. There are risks involved in these activities, including but not limited to:
•	The possibility that Hyperion pays more than the value it derives from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired businesses;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	Difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty in retaining customers and protecting maintenance revenues;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The possibility that businesses in which Hyperion invests ultimately fail, rendering our investment worthless;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill and intangible and other assets. In particular, Hyperion recorded approximately $120.7 million of goodwill related to the acquisition of Brio that will not be amortized in the ordinary course of business. To the extent that the business acquired in that transaction (primarily the Performance Suite products) does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
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
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. While litigation in the HyperRoll matter is ongoing and Hyperion will vigorously defend the claims made against us, we may not succeed in our efforts to do so, in which case our business could be adversely affected.
Enforcement of Hyperion’s intellectual property rights may be difficult.
Hyperion’s means of protecting its proprietary rights in the United States or abroad may not be adequate and could be subject to challenge, such as the reexamination of one of its patents by the United States Patent and Trademark Office.
Despite our efforts, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software products exist, software piracy is expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology. We have entered into source code escrow agreements with a number of our customers and channel partners requiring the release of our source code under certain conditions. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against us, if we cease to do business, or if we materially fail to meet our contractual obligations. The release of source code may increase the likelihood of misappropriation by third parties.

In protecting our intellectual property rights, in December 2004, we filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. While litigation in the OutlookSoft matter is ongoing and Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us, we may not succeed in our efforts to do so, in which case our business could be adversely affected.
Hyperion’s stock price is volatile.
The market price of Hyperion’s common stock is subject to significant fluctuations. The market price of Hyperion’s common stock may be significantly affected by many factors, including but not limited to, the announcement of new products, product enhancements or technological innovation by Hyperion or Hyperion’s competitors, announcements of acquisitions by Hyperion, changes in Hyperion’s or Hyperion’s competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s common stock could be adversely affected by these factors and fluctuations.
Hyperion is dependent upon indirect channel partners.
In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs, and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 27% of Hyperion’s total license revenue for the first quarter of fiscal 2006. Indirect channel sales involve a number of special risks, including:
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
Some of the provisions in Hyperion’s charter documents may deter or prevent certain corporate actions, such as a merger, tender offer, or proxy contest, which could affect the market value of Hyperion’s securities. These provisions include, but are not limited to:
•	Hyperion’s Board of Directors is authorized to issue preferred stock with any rights it may determine. Consequently, without shareholder approval, Hyperion’s Board of Directors may issue preferred stock that has rights superior to the outstanding Hyperion common stock;

•	Hyperion’s Board of Directors is classified into three groups, with each group of directors holding office for three years. The effect of this classified board is that two annual meetings, not one, are required to replace a majority of the Board of Directors;

•	Hyperion stockholders are not entitled to cumulate votes for directors; and

•	Special meetings of Hyperion stockholders may not be called by Hyperion’s stockholders.
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
The accounting treatment for employee stock options has changed and has significantly impacted Hyperion’s earnings for periods beginning with the first quarter of fiscal 2006.
On July 1, 2005, Hyperion adopted the Financial Accounting Standards Board Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123R”), that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. As a result, our earnings have been significantly adversely affected. See also, Note 2, “Summary of Significant Accounting Policies — Stock-based Compensation, of Notes to Condensed Consolidated Financial Statements” for current disclosures regarding the presentation in our condensed consolidated statement of income.
Failure to obtain approval for additional shares of common stock to be granted as employee stock options or restricted stock could adversely affect our ability to attract and retain employees.
From time to time, we seek to obtain stockholder approval for additional shares of common stock that could be granted as stock options or restricted stock to our employees and directors. There is some public sentiment that equity compensation is not in the stockholder’s best interest. As a result of this and other factors, we may not be able to secure approval for these additional shares. If we do not get such approval, we will be forced to reduce the number of stock options and restricted stock that we are able to grant, which will adversely impact our ability to retain existing employees and attract qualified candidates, many of whom expect significant equity from technology companies as part of their compensation packages.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our condensed consolidated statements of income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.
Net foreign exchange transaction gains and losses were not material for the first quarter of fiscal 2006. As of September 30, 2005, we had net forward contracts to sell U.S. dollar equivalent of $25.0 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.
The change in foreign currency exchange rates that impacted total revenues in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is negligible.
INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At September 30, 2005, our short-term investments consisted of investment-grade debt securities with a fair value of $297.5 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the value of our investment portfolio.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain or loss at this time, we have not accrued for any estimated gain or loss in our consolidated financial statements.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to its multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. In that action, Hyperion has counterclaimed that HyperRoll Israel has infringed a Hyperion patent. In the declaratory judgment action in Federal District Court for the Northern District of California, HyperRoll also filed a motion to dismiss the case because Hyperion had filed the action against HyperRoll, claiming that the patents in issue were in-fact assigned to HyperRoll Israel. Also in January 2005, the United States Patent and Trademark Office notified Hyperion that it is re-examining the HyperRoll patent and may allow its claims. In January 2005, the court in Federal District Court for the Northern District of California dismissed the declaratory judgment action, but allowed Hyperion to amend the action to add HyperRoll Israel, which has been done. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. Hyperion will vigorously defend the claims. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible loss at this time, we have not accrued for any estimated loss in our consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the periods indicated, our repurchases of common stock in the first quarter of fiscal 2006.

			Total Number of	Approximate
	Total Number		Shares Purchased as	Dollar Value of
	of Shares	Average Price	Part of Publicly	Shares that May
	Purchased	Paid per	Announced Plans	Yet Be Purchased
Period	[1]	Share	[2]	Under the Plans
(In thousands, except per share data)
July 1, 2005 – July 31, 2005	480	$43.93	480	$88,756
August 1, 2005 – August 31, 2005	553	$44.78	553	64,004
September 1, 2005 – September 30, 2005	—	$—	—	64,004

[1]	All stock repurchases during the three months ended September 30, 2005, were made in open-market transactions as part of our publicly announced plans.

[2]	On May 20, 2004, we announced that our Board of Directors had authorized a plan to repurchase up to $75.0 million of our common stock. No authorized funds remain under this repurchase program. On May 16, 2005, we announced that our Board of Directors had authorized an additional plan to repurchase up to $125.0 million of our common stock. In the first quarter of fiscal 2006, a total of 1,033,300 shares were purchased under this plan. At October 31, 2005, $51.6 million of the funds approved for repurchases under our plans were available.

ITEM 3. DEFAULTS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).
31.2	Certification of David W. Odell pursuant to Rule 13a-14(a).
32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2005	Hyperion Solutions Corporation (Registrant)
	By:	/s/ DAVID W. ODELL
David W. Odell
Chief Financial Officer

	By:	/s/ WILLIAM B. DEWES
William B. Dewes
Global Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).
31.2	Certification of David W. Odell pursuant to Rule 13a-14(a).
32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.
32.2	Certification of David W. Odell pursuant to 18 U.S.C. Section 1350.