Form 10-Q
period 2005-12-31
HYPERION SOLUTIONS CORP
filed 2006-02-08
CIK 1001113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2006, there were 59,543,971 shares of the registrant’s common stock outstanding.

Hyperion Solutions Corporation
Form 10-Q
“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion. References to other companies and their products use trademarks that are owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31,	June 30,
	2005	2005 (*)
ASSETS
Current assets:
Cash and cash equivalents	$154,372	$170,740
Short-term investments	270,996	270,008
Accounts receivable, net of allowances of $10,765 and $10,053	144,358	141,045
Deferred income taxes	10,657	10,976
Prepaid expenses and other current assets	26,725	28,157

TOTAL CURRENT ASSETS	607,108	620,926

Property and equipment, net	74,721	74,911
Goodwill	137,752	137,898
Intangible assets, net	24,036	29,811
Deferred income taxes	35,558	30,287
Other assets	6,473	5,603

TOTAL ASSETS	$885,648	$899,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,367	$56,657
Accrued employee compensation and benefits	49,708	53,298
Income taxes payable	40,764	32,703
Deferred revenue	124,824	140,772
Restructuring liabilities	6,367	7,276

TOTAL CURRENT LIABILITIES	281,030	290,706

Long-term restructuring liabilities and other	21,816	24,830

TOTAL LIABILITIES	302,846	315,536

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 59,496 and 60,153 shares issued and outstanding	59	60
Additional paid-in capital	516,121	489,137
Deferred stock-based compensation	—	(4,393)
Retained earnings	69,812	100,491
Accumulated other comprehensive loss	(3,190)	(1,395)

TOTAL STOCKHOLDERS’ EQUITY	582,802	583,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$885,648	$899,436

See accompanying notes to condensed consolidated financial statements.

(*) The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This condensed consolidated balance sheet should be read in conjunction with the annual report on Form 10-K for the fiscal year ended June 30, 2005.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
REVENUES
Software licenses	$74,445	$68,524	$134,969	$125,948
Maintenance and services	111,049	108,454	220,750	210,568

TOTAL REVENUES	185,494	176,978	355,719	336,516

COSTS AND EXPENSES
Cost of revenues:
Software licenses	4,626	4,063	8,465	7,355
Maintenance and services	42,845	39,877	80,799	77,218
Sales and marketing	69,807	64,644	136,455	123,377
Research and development	28,360	25,645	56,241	51,359
General and administrative	17,385	15,526	33,514	30,395
Restructuring charges	446	5,008	346	8,077

TOTAL COSTS AND EXPENSES	163,469	154,763	315,820	297,781

OPERATING INCOME	22,025	22,215	39,899	38,735

Interest and other income, net	2,809	1,708	5,385	3,053

INCOME BEFORE INCOME TAXES	24,834	23,923	45,284	41,788

Income tax provision	9,312	8,373	16,470	14,625

NET INCOME	$15,522	$15,550	$28,814	$27,163

Other comprehensive income (loss)	(1,002)	2,036	(1,795)	2,294

COMPREHENSIVE INCOME	$14,520	$17,586	$27,019	$29,457

Basic net income per share	$0.26	$0.26	$0.49	$0.46
Diluted net income per share	$0.25	$0.25	$0.47	$0.44

Shares used in computing basic net income per share	59,102	58,905	59,176	58,764
Shares used in computing diluted net income per share	60,930	61,347	60,834	61,136
See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,814	$27,163
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of assets	—	21
Depreciation and amortization	16,430	17,708
Stock-based compensation	14,807	1,358
Provision for accounts receivable allowances	2,660	2,090
Deferred income taxes	(4,236)	(2,568)
Income tax benefit from exercise of stock options	—	9,977
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(7,316)	2,988
Prepaid expenses and other current assets	1,277	2,599
Other assets	221	473
Accounts payable and accrued liabilities	2,927	3,739
Accrued employee compensation and benefits	(3,182)	(3,927)
Income taxes payable	8,234	3,097
Deferred revenue	(14,894)	(12,720)
Restructuring liabilities	(894)	9,239
Long-term restructuring liabilities and other	(3,077)	(1,258)

Net cash provided by operating activities	41,771	59,979

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(184,661)	(30,325)
Proceeds from sales and maturities of investments	182,058	83,050
Purchases of property and equipment	(10,216)	(14,749)
Purchases of intangible assets	(637)	(2,647)
Payments for acquisitions, net of cash acquired	—	(3,104)

Net cash provided by (used in) investing activities	(13,456)	32,225

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of common stock	(80,081)	(37,470)
Proceeds from issuance of common stock	30,406	32,139
Income tax benefit from exercise of stock options	6,761	—

Net cash used in financing activities	(42,914)	(5,331)

Effect of exchange rate on cash and cash equivalents	(1,769)	2,631

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,368)	89,504
Cash and cash equivalents at beginning of period	170,740	172,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154,372	$261,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$153	$17
Cash paid for income taxes	$4,980	$2,886
See accompanying notes to condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2005
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. The consolidated results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2006. The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2005.
2. Significant Accounting Policies
Stock Dividend
On November 21, 2005, the Board of Directors approved a three-for-two stock dividend of our common stock payable on December 19, 2005, to stockholders of record as of December 1, 2005. Share and per share data for all periods presented have been adjusted to give effect to this stock dividend.
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
If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered, services have been performed, or until fair value can be objectively determined. License revenue from resellers or distributors is recognized upon evidence of sell-through to the end customer. If we determine that collection of a license fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.
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
Our accounts receivable allowance was $10.8 million at December 31, 2005, and $10.1 million at June 30, 2005. The total provision for accounts receivable allowances was $1.4 million and $0.7 million for the three months ended December 31, 2005 and 2004, respectively. Of these provisions, $0.1 million and $(0.1) million were recorded in general and administrative expense for the three months ended December 31, 2005 and 2004, respectively, and $1.3 million and $0.8 million were recorded as a reduction of revenue for the three months ended December 31, 2005 and 2004, respectively. The total provision for accounts receivable allowances was $2.7 million and $2.1 million for the six months ended December 31, 2005 and 2004, respectively. Of these provisions, $0.2 million and approximately $20,000 were recorded in general and administrative expense for the six months ended December 31, 2005 and 2004, respectively, and $2.5 million and $2.1 million were recorded as a reduction of revenue for the six months ended December 31, 2005 and 2004, respectively.
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
The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$15,522	$15,550	$28,814	$27,163

Shares used in computing basic net income per share	59,102	58,905	59,176	58,764
Effect of potentially dilutive securities	1,828	2,442	1,658	2,372

Shares used in computing diluted net income per share	60,930	61,347	60,834	61,136

Basic net income per share	$0.26	$0.26	$0.49	$0.46
Diluted net income per share	$0.25	$0.25	$0.47	$0.44
For the quarter ended December 31, 2005 and 2004, stock option rights totaling 2.9 million and 0.7 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the six months ended December 31, 2005 and 2004, stock option rights totaling 3.4 million and 1.0 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.
Stock-Based Compensation
In December 2004, FASB issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided.
Following the guidance prescribed in SAB 107, on July 1, 2005, Hyperion adopted SFAS 123(R) using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Restricted stock and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123(R). Stock options generally vest over a four-year service period. Restricted stock grants generally vest over a three to four-year period and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors. Since our adoption of SFAS 123(R), there have been no changes to our equity plans or modifications to outstanding stock-based awards.
Prior to July 1, 2005, Hyperion accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Accordingly, Hyperion was not required to recognize compensation cost for stock options issued to Hyperion’s employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123(R), we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the quarter ended December 31, 2004, we recognized compensation expense of $0.2 million for restricted stock and $0.2 million for stock options, which were charged to our condensed consolidated statement of income. During the six months ended December 31, 2004, we recognized compensation expense of $0.9 million for restricted stock and $0.4 million for stock options, which were charged to our condensed consolidated statement of income. For the quarter and six months ended December 31, 2004, had Hyperion accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2004
Net income, as reported	$15,550	$27,163
Add: stock-based compensation expense included in reported net income, net of tax	276	882
Deduct: stock-based compensation expense determined under fair value method, net of tax	(3,850)	(8,303)

Net income, pro forma	$11,976	$19,742

Net income per share:
Basic — as reported	$0.26	$0.46
Basic — pro forma	$0.20	$0.34

Diluted — as reported	$0.25	$0.44
Diluted — pro forma	$0.20	$0.32
Upon adoption of SFAS 123(R), we recognized the compensation expense associated with awards granted after July 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of July 1, 2005, in our condensed consolidated statement of income for the first quarter of fiscal 2006. During the quarter ended December 31, 2005, we recognized compensation expense of $5.4 million for stock options, $0.6 million for restricted stock, and $1.0 million for the employee stock purchase plan, which were charged to our condensed consolidated statement of income. During the six months ended December 31, 2005, we recognized compensation expense of $10.8 million for stock options, $2.0 million for restricted stock, and $2.0 million for the employee stock purchase plan, which were charged to our condensed consolidated statement of income. There were no significant capitalized stock-based compensation costs at December 31, 2005. Our deferred stock-based compensation balance of $4.4 million as of June 30, 2005, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force (“EITF”) Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
The application of SFAS 123(R) had the following effect on reported amounts for the three months and six months ended December 31, 2005, relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	December 31, 2005			December 31, 2005
	Using			Using
	Previous	SFAS 123(R)		Previous	SFAS 123(R)
	Accounting	Adjustments	As Reported	Accounting	Adjustments	As Reported
Income from operations	$28,296	$(6,271)	$22,025	$52,362	$(12,463)	$39,899
Income before income taxes	31,105	(6,271)	24,834	57,747	(12,463)	45,284
Net income	20,001	(4,479)	15,522	37,070	(8,256)	28,814

Basic earnings per share	0.34	(0.08)	0.26	0.63	(0.14)	0.49
Diluted earnings per share	0.33	(0.08)	0.25	0.61	(0.14)	0.47

Cash flows from operating activities	9,861	(4,485)	5,376	48,532	(6,761)	41,771
Cash flows from financing activities	(12,458)	4,485	(7,973)	(49,675)	6,761	(42,914)

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes model to value the compensation expense associated with our stock-based awards under SFAS 123(R). In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	December 31,
	2005	2004
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	45%	43%
Risk-free interest rate	4.29%	3.49%
Average expected life (in years)	4.1	5.0

Stock purchase plans:
Expected dividend yield	0%	0%
Expected stock price volatility	45%	43%
Risk-free interest rate	4.13%	2.05%
Average expected life (in years)	0.5	0.5
The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended December 31, 2005, the average expected life was determined using the simplified approach described under SAB 107.

Other Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. The translation adjustment losses of $0.7 million and $1.2 million for the three and six months ended December 31, 2005, respectively, resulted primarily from the effect of the U.S. Dollar strengthening against the Euro. The translation adjustment gains for the same periods during fiscal 2005 resulted primarily from the effect of the Euro strengthening against the U.S. Dollar. The unrealized loss of $0.3 million and $0.6 million for the three and six months ended December 31, 2005, respectively, is due to devaluation of fixed income investments resulting from increases in related money market yields.
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$15,522	$15,550	$28,814	$27,163
Translation adjustments	(723)	1,990	(1,194)	2,214
Unrealized gains (losses) on available-for-sale securities, net of tax	(279)	46	(601)	80

Comprehensive income	$14,520	$17,586	$27,019	$29,457

Recent Accounting Pronouncements
In November 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.
In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.
In October 2005, FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Under this new guidance, companies may establish the grant date for a share-based award under SFAS 123(R) prior to the communication of the award terms to the recipient if the award is unilateral and the terms are communicated within a relatively short time period. The guidance provided by this FSP is effective upon initial adoption of SFAS 123(R) or in the first reporting period after the issuance of this FSP if a company has already adopted SFAS 123(R) and has issued interim financial statements. Our adoption of this FSP did not have a material impact on our results of operations or financial position.
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
The changes in the carrying amount of goodwill for the six months ended December 31, 2005 are as follows (in thousands):

Balance at June 30, 2005	$137,898
Goodwill from acquisitions	390
Adjustment of income tax benefits received in connection with Brio acquisition	(746)
Effect of foreign currency translation	210

Balance at December 31, 2005	$137,752

Intangible assets consist of the following (in thousands):

	December 31, 2005			June 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$12,516	$(6,996)	$5,520	$12,471	$(6,013)	$6,458
Acquired technologies	31,190	(17,834)	13,356	31,340	(14,348)	16,992
Other intangibles	10,587	(5,427)	5,160	10,616	(4,255)	6,361

	$54,293	$(30,257)	$24,036	$54,427	$(24,616)	$29,811

Amortization expense related to intangible assets was $3.2 million and $3.0 million for the three months ended December 31, 2005 and 2004, respectively, and $6.4 million and $5.9 million for the six months ended December 31, 2005 and 2004, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2006	$6,207
2007	11,490
2008	5,114
2009	1,031
2010	194
$24,036

We account for finite-lived intangibles and long-lived assets under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of use of the assets or the strategy for our overall business, (iii) significant decrease in the market value of the assets and (iv) significant negative industry or economic trends. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term. There were no factors or events that triggered an impairment review during the quarter ended December 31, 2005.

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
Contingencies
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain or loss at this time, we have not recorded any estimated gain or loss in our consolidated financial statements.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office (“USPTO”). Subsequently, the USPTO reexamined the patent and allowed its claims. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to its multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. In that action, Hyperion has counterclaimed that HyperRoll has infringed a Hyperion patent. In May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California and, presently, the case is consolidated with Hyperion’s Declaratory Judgment action. Hyperion will vigorously defend the claims. We are unable to predict the outcome of the litigation and, because we cannot estimate any possible loss at this time, we have not recorded any estimated loss in our consolidated financial statements.
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
5. Restructuring Liabilities
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.4 million in the second quarter of fiscal 2006, and at December 31, 2005, no amount had been paid. These restructuring costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are included as a charge to Hyperion’s results of operations. We expect to incur an additional $0.4 million of restructuring charges during the remainder of fiscal 2006 and approximately $20,000 in the first quarter of fiscal 2007.
In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California, that accommodates all employees in the San Francisco Bay area. During fiscal 2005, we vacated our corporate facilities in Sunnyvale as well as offices in Santa Clara and San Francisco, California. This resulted in a restructuring charge in fiscal 2005 of approximately $5.6 million, of which $2.0 million was related to the vacancy of our San Francisco office facility and was recorded in the first quarter of fiscal 2005. These restructuring costs, net of adjustments, were accounted for under SFAS 146.
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has resulted in about 180 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004, we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. During the quarter ended December 31, 2005, Hyperion reduced the restructuring liabilities recorded in fiscal 2005 by approximately $20,000. This adjustment resulted from a change to the estimate of employee termination benefit cost and did not represent new restructuring activities.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
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

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2005	$95	$9,239	$1,750	$11,084
Restructuring credits	(51)	—	—	(51)
Non-cash items	—	—	(1,532)	(1,532)
Cash payments	—	(460)	—	(460)

Accrual balance at September 30, 2005	$44	$8,779	$218	$9,041
Restructuring charges	444	—	—	444
Non-cash items	(1)	—	—	(1)
Cash payments	—	(467)	—	(467)

Accrual balance at December 31, 2005	$487	$8,312	$218	$9,017

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2005	$361	$15,348	$15,709
Restructuring credits	(49)	—	(49)
Cash payments	—	(1,117)	(1,117)

Balance at September 30, 2005	$312	$14,231	$14,543
Restructuring charges	—	2	2
Non-cash items	4	(16)	(12)
Cash payments	—	(751)	(751)

Balance at December 31, 2005	$316	$13,466	$13,782

Of the total $22.8 million of restructuring accruals, $6.4 million is accounted for in “Restructuring liabilities” as current liabilities and $16.4 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of December 31, 2005.
6. Stock Option, Restricted Stock, and Employee Stock Purchase Plans
Stock Options
As of December 31, 2005, Hyperion had an aggregate of 11.7 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock, and other equity-based awards. There were 3.1 million shares available for grant under the equity plans as of December 31, 2005. Under the equity plans, stock options and restricted stock can be issued to employees and to non-employee directors.
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

The following table presents a summary of Hyperion’s stock option activity for the quarter ended December 31, 2005 (shares in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000’s)
Outstanding at September 30, 2005	9,283	$22.62
Granted	411	33.38
Exercised	(973)	17.09
Forfeited	(115)	26.29

Outstanding at December 31, 2005	8,606	$23.71	4.58	$105,150

Exercisable at December 31, 2005	3,685	$19.30	4.23	$61,836

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2005, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted average grant-date fair value of options granted during the second quarter of fiscal 2006 was $13.53. The total intrinsic value of options exercised during the quarter ended December 31, 2005 was $15.7 million. The total cash received from employees as a result of stock option exercises was $16.6 million and $25.2 million for the quarter and six months ended December 31, 2005, respectively. In connection with these exercises, Hyperion realized tax benefits of $4.5 million and $6.8 million for the quarter and six months ended December 31, 2005, respectively.
As of December 31, 2005, the total unrecognized compensation cost related to unvested awards not yet recognized is $75.3 million and is expected to be recognized over the weighted average period of 2.7 years.
Restricted Stock
From time to time, Hyperion grants restricted stock to some of the executive officers and employees for nominal consideration. Restricted shares generally vest over a three to four-year period on the anniversary of the date of issuance, and some grants may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors and through acceleration clauses in officer employment agreements.
The following table presents a summary of Hyperion’s restricted stock activity for the quarter ended December 31, 2005 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Price
Nonvested shares at September 30, 2005	286	$26.26
Granted	15	31.94
Vested	(2)	27.65

Nonvested shares at December 31, 2005	299	$26.53

As of December 31, 2005, the total unrecognized compensation cost related to unvested restricted stock awards not yet recognized is $5.9 million and is expected to be recognized over the weighted average period of 2.7 years. The total fair value of restricted stock awards vested during the quarter ended December 31, 2005 was $0.1 million.

Employee Stock Purchase Plan
Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period, and a fair market value of $25,000 in any plan year. During the quarter ended December 31, 2005, approximately 265,000 shares were issued under the ESPP. At December 31, 2005, approximately 1.8 million shares were reserved for future issuance under the ESPP.
7. Stock Repurchases
In May 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. All authorized funds under this repurchase program were spent. In May 2005, the Board of Directors authorized us to repurchase up to an additional $125.0 million. During the three months ended December 31, 2005 and 2004, Hyperion repurchased and retired 1.0 million and 0.1 million shares of its common stock for a total cost of $34.2 million and $2.3 million, respectively. Of this amount, during the quarter ended December 31, 2005 and 2004, $8.7 million and $0.6 million was recorded as a reduction of additional paid-in capital and the remaining $25.5 million and $1.7 million was recorded as a reduction of retained earnings, respectively. During the six months ended December 31, 2005 and 2004, Hyperion repurchased and retired approximately 2.6 million and 1.5 million shares of its common stock for a total cost of $80.1 million and $37.5 million, respectively. Of this amount, $21.3 million and $11.0 million was recorded as a reduction to additional paid-in capital and the remaining $58.8 million and $26.5 million was recorded as a reduction to retained earnings, respectively. As of December 31, 2005, we are authorized to repurchase up to an additional $29.8 million of common stock, which remains under the repurchase plan authorized by our Board of Directors in May 2005.
8. Segment and Geographic Information
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion has identified one operating and reporting segment: the development and marketing of business performance management (“BPM.”) software and related services. This segment operates in three geographic regions: the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Asia Pacific). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors, and application resellers.
Enterprise-wide information is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Americas	$111,368	$106,652	$219,402	$203,737
EMEA	59,456	57,910	108,788	110,238
APAC	14,670	12,416	27,529	22,541

	$185,494	$176,978	$355,719	$336,516

The Americas region includes non-U.S. revenues of $8.3 million and $6.9 million for the three months ended December 31, 2005 and 2004, respectively. The Americas region includes non-U.S. revenues of $14.9 million and $11.8 million for the six months ended December 31, 2005 and 2004, respectively.

	December 31,	June 30,
	2005	2005
Long-lived assets:
Americas	$68,828	$68,041
EMEA	4,323	5,046
APAC	1,570	1,824

	$74,721	$74,911

The Americas region includes non-U.S. long-lived assets of $0.4 million as of December 31, 2005, and June 30, 2005, respectively.
The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Software licenses	$74,445	$68,524	$134,969	$125,948
Maintenance and services:
Maintenance	81,396	75,183	159,336	146,613
Consulting and training	29,653	33,271	61,414	63,955

	111,049	108,454	220,750	210,568

Total revenues	$185,494	$176,978	$355,719	$336,516

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements made in this report on Form 10-Q relating to the future, including, among others, those related to (1) Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions, and plans and objectives of management for future operations; (2) the timing and functionality of new product releases; (3) Hyperion’s stock repurchase plans; (4) the ability of Hyperion’s acquisitions to enhance its business performance management offerings; and (5) market size and growth estimates by industry analysts and us are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.
OVERVIEW
Hyperion is a leading provider of business performance management software. Our customers rely on Hyperion software to provide visibility into how their businesses are performing and to help them plan and model to improve that performance. Using Hyperion software, customers collect data, organize, and analyze it, then communicate it across the enterprise. We offer the industry’s only business performance management solution that integrates financial management applications with a business intelligence platform into a single system. We serve customers in 45 countries and work with more than 600 partners to provide solutions to about 11,000 customer organizations worldwide. Hyperion is headquartered in Santa Clara, California, and employs 2,602 people globally as of December 31, 2005.
CRITICAL ACCOUNTING ESTIMATES
Stock-Based Compensation
We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), Staff Accounting Bulletin (“SAB”) No. 107, and SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.
The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three and six months ended December 31, 2005:

	Three Months	Percent of	Six Months	Percent of
	Ended	Total	Ended	Total
(In thousands)	December 31, 2005	Expense	December 31, 2005	Expense
Cost of revenues:
Software licenses	$7	—	$13	—
Maintenance and services	830	12%	1,587	11%
Sales and marketing	3,167	45%	6,464	44%
Research and development	1,625	23%	3,321	22%
General and administrative	1,401	20%	3,434	23%

Total stock-based compensation	$7,030	100%	$14,819	100%

RESULTS OF OPERATIONS
REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Software licenses	$74,445	40%	$68,524	39%	$134,969	38%	$125,948	37%
Maintenance and services:
Maintenance	81,396	44%	75,183	42%	159,336	45%	146,613	44%
Consulting and training	29,653	16%	33,271	19%	61,414	17%	63,955	19%

	111,049	60%	108,454	61%	220,750	62%	210,568	63%

Total revenues	$185,494	100%	$176,978	100%	$355,719	100%	$336,516	100%

	Three Months Ended December 31,				Six Months Ended December 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Software licenses	$74,445	$68,524	$5,921	9%	$134,969	$125,948	$9,021	7%
Maintenance and services:
Maintenance	81,396	75,183	6,213	8%	159,336	146,613	12,723	9%
Consulting and training	29,653	33,271	(3,618)	(11%)	61,414	63,955	(2,541)	(4%)

	111,049	108,454	2,595	2%	220,750	210,568	10,182	5%

Total revenues	$185,494	$176,978	$8,516	5%	$355,719	$336,516	$19,203	6%

The growth in total revenues from second quarter and first half of fiscal 2005 to second quarter and first half of fiscal 2006 was primarily attributed to the growth in license revenue from System 9, which was launched in October 2005. The change in foreign currency exchange rates unfavorably impacted total revenues in the second quarter of fiscal 2006 by approximately $4.8 million due to the strengthening of the U.S. Dollar against the Euro. The change in foreign exchange rates that impacted total revenues in the first quarter of fiscal 2006 to the first quarter of fiscal 2005 was negligible. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 8% in the second quarter of fiscal 2006 and would have increased 7% in the first six months of fiscal 2006, compared to the same periods in the fiscal 2005.
Software licenses. Software license revenues increased in the second quarter and the first six months of fiscal 2006 compared to the second quarter and the first six months of fiscal 2005 primarily due to strong sales execution and an increase in license revenue from our newest product offering Hyperion System 9. The majority of System 9 transactions were made to existing customers, and many of these customers purchased additional software in conjunction with their System 9 upgrade.
We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, and we complement our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, and independent distributors. License revenue from channel partners comprised 22% of total license revenue in the second quarter of fiscal 2006, compared to 26% of total license revenue in the second quarter of fiscal 2005, and comprised 24% of total license revenue in the first six months of fiscal 2006, compared to 26% of total license revenue in the first six months of fiscal 2005. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to individual large transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenue during the periods presented.
Maintenance and services. Maintenance and services revenue increased in the second quarter and first six months of fiscal 2006 compared to the second quarter and first six months of fiscal 2005 primarily due to our year-over-year growth of our installed customer base, which was partially offset by canceled maintenance contracts. The decreases in consulting revenue in the second quarter and the first six months of fiscal 2006 were principally due to weaker performance in the Americas consulting organization.

COST OF REVENUES

	Three Months Ended December 31,				Six Months Ended December 31,
		Percent of		Percent of		Percent of		Percent of
		Related		Related		Related		Related
(In thousands)	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Software licenses	$4,626	6%	$4,063	6%	$8,465	6%	$7,355	6%
Maintenance and services	42,845	39%	39,877	37%	80,799	37%	77,218	37%

	Three Months Ended December 31,				Six Months Ended December 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Software licenses	$4,626	$4,063	$563	14%	$8,465	$7,355	$1,110	15%
Maintenance and services	42,845	39,877	2,968	7%	80,799	77,218	3,581	5%
Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Total cost of software license revenues, as a percentage of revenues, remained consistent in the second quarter of fiscal year 2006 as compared to the second quarter of fiscal 2005. For the quarter and six months ended December 31, 2005, cost of software license revenue increased due to an increase of amortization expense of $0.3 million and $0.6 million, respectively, from our acquisition of Razza Solutions in January 2005, and an increase in royalties of $0.2 million and $0.5 million, respectively, due to different mixes of product sales.
Gross margins on software license revenue were 94% for the second quarter and first six months of fiscal 2006 and fiscal 2005.
In the first six months of fiscal 2006 and 2005, respectively, we capitalized $0.6 million and $2.6 million of software product development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years but may be accelerated. The significant level of spending on software product development costs in the first six months of fiscal 2005 is reflective of the increased activity during fiscal 2005 to localize Hyperion’s products for international markets.
Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 due to a $3.0 million increase in employee expenses, largely from headcount growth, of which $0.8 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R). Cost of maintenance and services revenue increased in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 due to a $4.2 million increase in employee expenses, largely from headcount growth, of which $1.5 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R). This increase was partially offset by a $1.9 million decrease in external personnel costs. Maintenance and services headcount increased from 769 employees at December 31, 2004 to 796 employees at December 31, 2005.
Gross margins on maintenance and services revenue were 61% for the second quarter of fiscal 2006, a decrease from 63% for the second quarter of fiscal 2005. The gross margin on maintenance and services revenue was negatively impacted by the lower consulting and training revenue during the quarter ended December 31, 2005. Gross margins on the maintenance and services revenue were 63% for the first six months of fiscal 2006 and fiscal 2005, respectively.

OPERATING EXPENSES

	Three Months Ended December 31,				Six Months Ended December 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2005	Revenue	2004	Revenue	2005	Revenue	2004	Revenue
Sales and marketing	$69,807	38%	$64,644	37%	$136,455	38%	$123,377	37%
Research and development	28,360	15%	25,645	14%	56,241	16%	51,359	15%
General and administrative	17,385	9%	15,526	9%	33,514	9%	30,395	9%
Restructuring charges	446	0%	5,008	3%	346	0%	8,077	2%

Total	$115,998		$110,823		$226,556		$213,208

	Three Months Ended December 31,				Six Months Ended December 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
Sales and marketing	$69,807	$64,644	$5,163	8%	$136,455	$123,377	$13,078	11%
Research and development	28,360	25,645	2,715	11%	56,241	51,359	4,882	10%
General and administrative	17,385	15,526	1,859	12%	33,514	30,395	3,119	10%
Restructuring charges	446	5,008	(4,562)	(91%)	346	8,077	(7,731)	(96%)

Total	$115,998	$110,823	$5,175	5%	$226,556	$213,208	$13,348	6%

Sales and marketing. Sales and marketing expense primarily consists of employee salaries and related costs, sales commissions, marketing programs, and occupancy and equipment costs. Sales and marketing expense increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily due to a $6.1 million increase in employee expenses, of which $3.2 million was due to an increase in employee compensation costs, largely from headcount growth, and $3.0 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $0.7 million increase in marketing costs primarily due to demand generation activities associated with the release of System 9. These increases were partially offset by a $1.4 million decrease in external personnel costs. Sales and marketing headcount increased from 858 employees at December 31, 2004 to 940 employees as of December 31, 2005.
Sales and marketing expense increased in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 primarily due to a $14.2 million increase in employee expenses, of which $7.0 million was due to an increase in employee compensation costs, largely from headcount growth, and $5.9 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $0.8 million increase in marketing costs primarily due to System 9 demand generation activities. These increases were partially offset by a $2.5 million decrease in external personnel costs.
Research and development. Research and development expense associated with the development of new products, enhancements of existing products, and quality assurance activities consists of employee, consulting and other external personnel costs, and occupancy and equipment costs. We account for research and development costs in accordance with SFAS 86, which specifies that costs incurred internally from the research and development of computer software products should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility of our software products is reached shortly before the products are released. Costs that are incurred after establishment of technological feasibility are not material, and therefore, we expense all research and development costs as they are incurred.
Research and development expense increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 due to a $1.4 million increase in employee expenses, which was primarily due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $1.0 million increase in external personnel costs. Overall, research and development headcount decreased from 502 employees at December 31, 2004 to 481 employees at December 31, 2005. Within our cost structure for research and development, we have engineering offshoring contracts in India and Belarus that employ approximately 240 engineering consultants. These individuals are not included in our headcount.

Research and development expense increased in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 due to a $3.7 million increase in employee expenses, of which $3.1 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $1.6 million increase in external personnel costs.
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the engineering organization. Any potential cost savings that may be received in the future as a result of this restructuring plan may be invested in other areas of research and development.
General and administrative. General and administrative expense consists of employee salaries and related costs, professional fees, and occupancy and equipment costs. General and administrative expense increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 due to a $1.4 million increase in employee expenses, of which $1.3 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $1.6 million increase in professional services. These increases were partially offset by a $0.5 million decrease in occupancy and telecommunication costs. General and administrative headcount increased from 359 employees at December 31, 2004 to 378 employees at December 31, 2005.
General and administrative expense increased in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 due to a $3.0 million increase in employee expenses, which was primarily due to $3.0 million in stock-based compensation expense recognized in accordance with SFAS 123(R), and a $2.5 million increase in professional services. This increase was partially offset by a $0.9 million decrease in occupancy and telecommunication costs.
Restructuring charges
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.4 million in the second quarter of fiscal 2006, and at December 31, 2005, no amount had been paid. These restructuring costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are included as a charge to Hyperion’s results of operations. We expect to incur an additional $0.4 million of restructuring charges during the remainder of fiscal 2006 and approximately $20,000 in the first quarter of fiscal 2007.
In the fourth quarter of fiscal 2004, we signed a lease agreement for a new corporate headquarters facility located in Santa Clara, California, that accommodates all employees in the San Francisco Bay area. During fiscal 2005, we vacated our corporate facilities in Sunnyvale as well as offices in Santa Clara and San Francisco, California. This resulted in a restructuring charge in fiscal 2005 of approximately $5.6 million, of which $2.0 million was related to the vacancy of our San Francisco office facility and was recorded in the first quarter of fiscal 2005. These restructuring costs, net of adjustments, were accounted for under SFAS 146.
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has resulted in about 180 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004, we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. During the quarter ended December 31, 2005, Hyperion reduced the restructuring liabilities recorded in fiscal 2005 by approximately $20,000. This adjustment resulted from a change to the estimate of employee termination benefit cost and did not represent new restructuring activities.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

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
The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2005	$95	$9,239	$1,750	$11,084
Restructuring credits	(51)	—	—	(51)
Non-cash items	—	—	(1,532)	(1,532)
Cash payments	—	(460)	—	(460)

Accrual balance at September 30, 2005	$44	$8,779	$218	$9,041
Restructuring charges	444	—	—	444
Non-cash items	(1)	—	—	(1)
Cash payments	—	(467)	—	(467)

Accrual balance at December 31, 2005	$487	$8,312	$218	$9,017

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2005	$361	$15,348	$15,709
Restructuring credits	(49)	—	(49)
Cash payments	—	(1,117)	(1,117)

Balance at September 30, 2005	$312	$14,231	$14,543
Restructuring charges	—	2	2
Non-cash items	4	(16)	(12)
Cash payments	—	(751)	(751)

Balance at December 31, 2005	$316	$13,466	$13,782

Of the total $22.8 million of restructuring accruals, $6.4 million is accounted for in “Restructuring liabilities” as current liabilities and $16.4 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of December 31, 2005.
INTEREST AND OTHER INCOME, NET
Interest and other income, net consists primarily of interest earned on cash, cash equivalents, and short-term investment balances, net of interest paid during the normal course of business. Interest and other income, net increased 64% to $2.8 million in the second quarter of fiscal 2006, compared to the $1.7 million in the second quarter of fiscal 2005, and increased 76% to $5.4 million in the first six months of fiscal 2006, compared to the $3.1 million in the first six months of fiscal 2005 due to increases in interest rates and increases in average balances of cash, cash equivalents, and short-term investments.

INCOME TAX PROVISION
Our effective income tax rate was 37.5% for the quarter ended December 31, 2005, compared to 35.0% for the quarter ended December 31, 2004. Our effective income tax rate was 36.4% for the first six months of fiscal 2006, compared to 35.0% for the first six months of fiscal 2005. The increases in our effective income tax rate are primarily due to the impact of expensing stock-based compensation in accordance with SFAS 123(R), and the expiration of research and development credits in December 2005.
NET INCOME
We generated net income of $15.5 million, or $0.25 per diluted share, in the second quarter of fiscal 2006, compared to net income of $15.6 million, or $0.25 per diluted share, in the second quarter of fiscal 2005. For the first six months of fiscal 2006, our net income was $28.8 million, or $0.47 per diluted share, compared to net income of $27.2 million, or $0.44 per diluted share, for the first six months of fiscal 2005. Net income during the three and six months ended December 31, 2005 includes the impact of expensing stock-based compensation as a result of our adoption of SFAS 123(R). Stock compensation expense of $7.0 million and $14.8 million was recognized during the three and six months ended December 31, 2005, respectively, compared to stock compensation expense of $0.4 million and $1.4 million, which was recognized during the three and six months ended December 31, 2004, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The following table represents the reclassification of the auction rate securities from cash and cash equivalents to short-tem investments as of December 31, 2004, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows:”

	December 31,	December 31, 2004
(In thousands)	2005	As Reported	As Reclassified
Cash and cash equivalents	$154,372	$401,960	$261,765
Short-term investments	270,996	3,021	143,216
Working capital	326,078	303,636	303,636

	Six Months Ended
	December 31,
		2004
(In thousands)	2005	As Reported	As Reclassified
Net cash provided by operating activities	$41,771	$59,979	$59,979
Net cash provided by (used in) investing activities	(13,456)	(20,500)	32,225
Net cash used in financing activities	(42,914)	(5,331)	(5,331)
At December 31, 2005, we had $154.4 million in cash and cash equivalents and $271.0 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, and state and municipal bonds. At December 31, 2005, our working capital was $326.1 million.
In the first quarter of fiscal 2006, we adopted SFAS 123(R), which requires that the benefits of tax deductions for nonqualified employer stock option in excess of recognized compensation cost be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force (“EITF”) Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
In the first six months of fiscal 2006 and 2005, we generated positive cash flows from operations of $41.8 million and $60.0 million, respectively. In the first six months of fiscal 2006, our operating cash flow was primarily due to the net income generated during the period of $28.8 million and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization of $16.4 million and stock-based compensation of $14.8 million. These increases are partially offset by a decrease in deferred revenue of $14.9 million, a decrease in deferred income taxes of $4.2 million, and an increase in accounts receivable of $7.3 million. In the first six months of fiscal 2005, our operating cash flow was due to the net income generated during the period of $27.2 million, the income tax benefit from exercise of stock options of $10.0 million and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization expense of $17.7 million. These increases are partially offset by a decrease in deferred revenue of $12.7 million.
Net cash used in investing activities amounted to $13.5 million in the first six months of fiscal 2006, compared to net cash provided by investing activities of $32.2 million in the first six months of fiscal 2005. The cash used in investing activities in the first six months of fiscal 2006 resulted primarily from purchases of investments of $184.7 million and purchases of property and equipment of $10.2 million, which was offset by proceeds from sales and maturities of investments of $182.1 million. The cash provided by investing activities in the first six months of fiscal 2005 was primarily due to proceeds from sales and maturities of investments of $83.1 million. This increase was offset primarily by purchases of investments of $30.3 million and purchases of property and equipment of $14.8 million.
Net cash used in financing activities was $42.9 million in the first six months of fiscal 2006, compared to net cash used in financing activities of $5.3 million in the first six months of fiscal 2005. The cash used in financing activities for the first six months of fiscal 2006 resulted from $80.1 million of repurchases of our common stock, which was offset partially by $30.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash used in financing activities in the first six months of fiscal 2005 resulted from $37.5 million of repurchases of our common stock, which was offset by $32.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans.
In fiscal 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. No authorized funds remain under this repurchase program. In fiscal 2005, the Board of Directors authorized an additional $125.0 million. As of December 31, 2005, we are authorized to repurchase up to an additional $29.8 million of common stock, which remains under the repurchase plan authorized by our Board of Directors in May 2005. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2006, subject to market conditions and other factors.
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
The following table summarizes our future minimum lease payments under all non-cancelable operating leases with terms in excess of one year, net of future sublease income, as of December 31, 2005, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due In
	Total				Fiscal 2011
	Payments	Rest of	Fiscal 2007	Fiscal 2009	and
	Due	Fiscal 2006	and 2008	and 2010	Thereafter
Non-cancelable operating leases	$111,003	$11,479	$41,251	$26,320	$31,953
Future sublease income	(14,460)	(2,420)	(7,246)	(4,538)	(256)

	$96,543	$9,059	$34,005	$21,782	$31,697

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS
In November 2005, Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 will not have a material impact on our results of operations or financial condition.
In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.
In October 2005, FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Under this new guidance, companies may establish the grant date for a share-based award under SFAS 123(R) prior to the communication of the award terms to the recipient if the award is unilateral and the terms are communicated within a relatively short time period. The guidance provided by this FSP is effective upon initial adoption of SFAS 123(R) or in the first reporting period after the issuance of this FSP if a company has already adopted SFAS 123(R) and has issued interim financial statements. Our adoption of this FSP did not have a material impact on our results of operations or financial position.
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
RELATED PARTY TRANSACTIONS
During the second quarter of fiscal 2006, Citrix Systems, Inc. purchased approximately $1.2 million of software, maintenance, and services from us for their System 9 implementation. Hyperion’s President and Chief Executive Officer serves on the Board of Directors of Citrix. As of January 31, 2006, all amounts due from Citrix related to this sale had been paid.

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
Net foreign exchange transaction gains and losses were not material for the second quarter and first six months of fiscal 2006. As of December 31, 2005, we had net forward contracts to sell U.S. dollar equivalent of $27.7 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.
The change in foreign currency exchange rates unfavorably impacted total revenues in the second quarter of fiscal 2006 by approximately $4.8 million due to the strengthening of the U.S. Dollar against the Euro. The change in foreign exchange rates that impacted total revenues in the first quarter of fiscal 2006 to the first quarter of fiscal 2005 was negligible. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 8% in the second quarter of fiscal 2006 and would have increased 7% in the first six months of fiscal 2006, compared to the same periods in the fiscal 2005.
INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At December 31, 2005, our short-term investments consisted of investment-grade debt securities with a fair value of $271.0 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investment portfolio.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain or loss at this time, we have not recorded any estimated gain or loss in our consolidated financial statements.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. Additionally, Hyperion filed a request for re-examination on one of HyperRoll’s patents with the United States Patent and Trademark Office (“USPTO”). Subsequently, the USPTO reexamined the patent and allowed its claims. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to its multidimensional database product, Essbase, and claiming violations of the Latham Act regarding claims made about its products, and a claim for patent mis-marking. In that action, Hyperion has counterclaimed that HyperRoll has infringed a Hyperion patent. In May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California and, presently, the case is consolidated with Hyperion’s Declaratory Judgment action. Hyperion will vigorously defend the claims. We are unable to predict the outcome of the litigation and, because we cannot estimate any possible loss at this time, we have not recorded any estimated loss in our consolidated financial statements.
ITEM 1A. RISK FACTORS
FACTORS THAT MAY AFFECT FUTURE RESULTS
We operate in a very competitive and rapidly changing environment that involves numerous risks that may cause investors to lose some or all of their investment.
Product enhancement and new product introductions involve inherent risks.
Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. To succeed, Hyperion must continually expand and refresh its product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. For example, System 9, Hyperion’s integrated BPM system which was launched in October 2005, has been and continues to be a significant undertaking. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:
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
Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. For example, our consulting revenues declined in the second quarter of fiscal 2006; while we believe this to be an operational issue, there can be no assurance that the revenues will increase to desired levels. The announcement or introduction of new or enhanced products and services in our markets may create additional volatility in our operating results. We may not be able to accurately forecast our revenue or expenses. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. Accordingly, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face with respect to our financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results may fail to meet our expectations or those of securities analysts or our investors due to a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.
Hyperion operates in a very competitive environment.
The markets in which Hyperion competes are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of which may have significantly greater financial, technical, marketing, and other resources than Hyperion does. Cognos and Business Objects compete with Hyperion across a wide range of products, offering what they refer to as corporate performance management and business intelligence solutions, as do, generally, the major enterprise software vendors, including SAP and Oracle. Many other companies compete in specific areas of Hyperion’s business. SAS and Oracle have OLAP products and analytic applications; Business Objects and Cognos have query and reporting products; and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP, and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results, and financial condition.
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
If Hyperion is unable to develop or acquire new and enhanced products that achieve widespread market acceptance, we may be unable to recoup product development costs and our earnings and revenue may decline.
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
Failure to support older products will adversely affect sales.
As Hyperion or its competition introduce newer products, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually support older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, our license and maintenance revenue will decline or fail to grow consistent with our expectations, which would adversely affect our business and operating results. Also, in the long term, if too few customers migrate to System 9, Hyperion may need to continue to support older products or risk losing customers.
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
In an effort to simplify and clarify Hyperion’s product positioning and marketing, Hyperion periodically makes changes to its product pricing, packaging, configuration, or product descriptions, as it has done in a comprehensive manner with System 9. We may encounter additional risks in transitioning our pricing methods from existing solutions to the new

System 9 platform. Any product price reduction may not be offset by sufficient increases in unit sales to maintain or increase license revenues, any price increase may lead to potential losses to the competition, and any broadly based changes to pricing or marketing messages may cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing or convey Hyperion’s new marketing messages and cause a delay in, or loss of, revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business or operating results.
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
Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar negatively affected revenues and operating results in the second quarter of fiscal 2006 as compared with the corresponding period in fiscal 2005. If the United States dollar continues to strengthen relative to other currencies in the future, our revenues, operating results, and cash flows will be adversely affected.
Hyperion may not be able to continue its operational improvements.
As part of Hyperion’s focus on improving its operating margins, Hyperion seeks to increase efficiencies in its sales force, as well as Hyperion’s services, product development, product marketing, finance, information technology, human resources, and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions, or failure to continue to realize current efficiencies, could have a material adverse effect on Hyperion’s margins and operating results. Examples of potential operational risks include the possibility that we will encounter challenges with high volume order processing and in product fulfillment.
Reorganizations may adversely affect productivity.
Hyperion has continued to make adjustments to its operations and organization. For example, in the second quarter of fiscal 2006, certain employees in the customer support and engineering organizations were notified that their positions were being eliminated. Such changes could result in productivity declines and have a negative effect on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve performance and productivity could materially adversely impact Hyperion’s margins and operating results.
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
Hyperion also has distributed research and development across the United States in California, Connecticut, Florida, Illinois, Texas, and in several countries including India, Australia, Belarus, and Canada. It may be difficult to manage significant projects across such distributed centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad. Hyperion may not be able to successfully address each of these challenges, which could adversely affect our business and operating results.
Hyperion faces significant challenges and risks associated with compliance.
Hyperion’s numerous office locations, high number of employees, and varied distribution methods, among other considerations, make it possible that our high standards of ethics, governance, and compliance with law may not always be met. For example, Hyperion has in excess of 600 partners worldwide. Some of the business practices in countries in which our partners operate on our behalf may not conform fully with local or U.S. laws. We may not be able to detect improper or unlawful conduct by our international partners which could put Hyperion at risk regarding possible violations of such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”). Serious violations of local or U.S. laws, such as the FCPA, could result in fines or other criminal or civil sanctions which could have a material impact on Hyperion’s operating results.
There are significant risks related to any business combination and investment.
Hyperion has made, and may in the future make, acquisitions of, mergers with, or investments in, businesses that offer complementary products, services, and technologies. There are risks involved in these activities, including but not limited to:
•	The possibility that Hyperion pays more than the value it derives from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired businesses;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	Difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty in retaining customers and protecting maintenance revenues;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The potential that we do not detect a significant liability of the acquired business during the pre-acquisition due diligence process;

•	The possibility that businesses in which Hyperion invests ultimately fail, rendering our investment worthless;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill, intangible assets, fixed assets, and other assets. In particular, Hyperion recorded approximately $120.4 million of goodwill related to the acquisition of Brio that will not be amortized in the ordinary course of business. To the extent that the business acquired in that transaction (primarily the Performance Suite products) does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
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
In protecting our intellectual property rights, in December 2004, we filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting and analysis applications, Hyperion Financial Management and Hyperion Enterprise. While litigation in the OutlookSoft matter is ongoing and Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the counter claims alleging patent infringement, we may not succeed in our efforts to do so, in which case our business could be adversely affected.
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
In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs, and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 22% and 24% of Hyperion’s total license revenue for the second quarter and first six months of fiscal 2006, respectively. Indirect channel sales involve a number of special risks, including:
•	Hyperion’s lack of control over the delivery of its products to end-users;

•	Hyperion’s resellers and distributors may terminate their relationship with Hyperion on short notice; and

•	Hyperion’s resellers and distributors may market and distribute competing products.
Hyperion’s current indirect channel partners may not market or support Hyperion’s products effectively or be able to release their products embedded with Hyperion products in a timely manner. Hyperion may not be able to effectively manage conflicts between its various indirect channel and direct customers, and economic conditions or industry demand may adversely affect indirect channel partners or indirect channel partners may devote greater resources to marketing and supporting the products of other companies. As a result, revenues derived from indirect channel partners may fluctuate significantly in subsequent periods, which may adversely affect our financial results.

Hyperion is exposed to product liability claims.
Hyperion’s license agreements with its customers typically contain provisions designed to limit Hyperion’s exposure to potential liability related to Hyperion products or services. It is possible, however, that the limitation of liability provisions contained in Hyperion’s license agreements may not be effective as a result of U.S. or foreign laws or ordinances or because of judicial decisions, and that Hyperion insurance may not cover specific claims. A successful product or services related damages claim against Hyperion could have a material adverse effect upon Hyperion’s business, operating results and financial condition.
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
The accounting treatment for employee stock options has changed and has impacted Hyperion’s earnings for the second quarter and first six months of fiscal 2006.
On July 1, 2005, Hyperion adopted the Financial Accounting Standards Board Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. As a result, our earnings have been significantly adversely affected. See also, Note 2, “Summary of Significant Accounting Policies — Stock-based Compensation, of Notes to Condensed Consolidated Financial Statements” for current disclosures regarding the presentation in our condensed consolidated statement of income.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the periods indicated, our repurchases of common stock in the second quarter of fiscal 2006.

			Total Number of	Approximate
	Total Number		Shares Purchased as	Dollar Value of
	Shares of	Average Price	Part of Publicly	Shares that May
	Purchased	Paid	Announced Plans	Yet Be Purchased
Period	[1]	per Share	[2]	Under the lans
(In thousands, except per share data)

October 1, 2005 — October 31, 2005	390	$31.82	390	$51,593
November 1, 2005 — November 30, 2005	426	$32.76	426	37,635
December 1, 2005 — December 31, 2005	225	$34.90	225	29,782

[1]	All stock repurchases during the three months ended December 31, 2005, were made in open-market transactions as part of our publicly announced plans.

[2]	On May 20, 2004, we announced that our Board of Directors had authorized a plan to repurchase up to $75.0 million of our common stock. No authorized funds remain under this repurchase program. On May 16, 2005, we announced that our Board of Directors had authorized an additional plan to repurchase up to $125.0 million of our common stock. In the second quarter of fiscal 2006, a total of 1,041,000 shares were purchased under this plan, and the remaining authorized amount for stock repurchases under the program was $29.8 million as of December 2005.
ITEM 3. DEFAULTS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on November 16, 2005:
1.	To elect three Class I directors to serve on our board of directors for a three-year term.

	For	Withheld
Godfrey Sullivan	36,231,344	1,366,631
John Riccitiello	14,850,266	22,747,709
Gary Greenfield	36,218,634	1,379,341
The other four directors whose term of office as director continued after the meeting were: Jeffrey Rodek, Henry Autry, Terry Carlitz and Yorgen Edholm.
2.	To approve amendment of our 2004 Equity Incentive Plan.

For	25,681,948
Against	8,607,166
Abstain	22,951
No vote	3,285,910
3.	To approve a new 2005 Employee Stock Purchase Plan.

For	29,762,500
Against	4,540,562
Abstain	9,003
No vote	3,285,910
4.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006.

For	37,066,707
Against	526,915
Abstain	4,353
Broker non-votes	—
ITEM 5. OTHER INFORMATION
(a) Not applicable.
(b) Amendment to Bylaws including advance notice for director nominations.
     On November 16, 2005 the Board of Directors voted to amend and restate the Company’s bylaws (the “Amended and Restated Bylaws”), effective immediately.
     The Amended and Restated Bylaws added a number of provisions, including Article II. These changes were designed, among other things, to facilitate conduct at board or stockholder meetings. In this regard, the Amended and Restated Bylaws now require that a stockholder of the Company seeking to make director nominations or bring other business before an annual meeting of the Company’s stockholders give timely notice. To be timely, a stockholder’s notice to the secretary must be delivered to or mailed and received at the principal executive offices of the Company not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within twenty-five (25) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

     The descriptions of the provisions of the Amended and Restated Bylaws contained in this report are qualified in their entirety by reference to the Amended and Restated Bylaws, a copy of which was filed with the Commission on November 21, 2005 as Exhibit 3.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.2	2005 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.3	Amendment, dated November 16, 2005, of Employment Agreement between the Company and Burton Goldfield (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.4	Letter Agreement, dated December 12, 2005, between the Company and David Odell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2005 and incorporated herein by reference).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	Certification of Robin L. Washington pursuant to Rule 13a-14(a).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robin L. Washington pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2006	Hyperion Solutions Corporation (Registrant)
	By:	/s/ ROBIN L. WASHINGTON
Robin L. Washington
Chief Financial Officer

	By:	/s/ WILLIAM B. DEWES
William B. Dewes
Global Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.1	2004 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.2	2005 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.3	Amendment, dated November 16, 2005, of Employment Agreement between the Company and Burton Goldfield (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.4	Letter Agreement, dated December 12, 2005, between the Company and David Odell (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2005 and incorporated herein by reference).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	Certification of Robin L. Washington pursuant to Rule 13a-14(a).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robin L. Washington pursuant to 18 U.S.C. Section 1350.