Form 10-Q
period 2006-03-31
HYPERION SOLUTIONS CORP
filed 2006-05-10
CIK 1001113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, there were 59,256,858 shares of the registrant’s common stock outstanding.

Hyperion Solutions Corporation
Form 10-Q
“Hyperion,” the Hyperion “H” logo and Hyperion’s product names are trademarks of Hyperion. References to other companies and their products use trademarks that are owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	June 30,
	2006	2005 (*)
ASSETS
Current assets:
Cash and cash equivalents	$151,669	$170,740
Short-term investments	294,155	270,008
Accounts receivable, net of allowances of $9,010 and $10,053	164,706	141,045
Deferred tax assets	10,965	10,976
Assets held for sale	29,274	—
Prepaid expenses and other current assets	28,475	28,157

TOTAL CURRENT ASSETS	679,244	620,926

Property and equipment, net	46,505	74,911
Goodwill	138,083	137,898
Other intangible assets, net	22,405	29,811
Deferred tax assets	37,526	30,287
Other assets	6,368	5,603

TOTAL ASSETS	$930,131	$899,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$66,501	$56,657
Accrued employee compensation and benefits	50,542	53,298
Income taxes payable	42,688	32,703
Deferred revenue	158,038	140,772
Restructuring liabilities	6,674	7,276

TOTAL CURRENT LIABILITIES	324,443	290,706

Long-term restructuring liabilities and other	19,813	24,830

TOTAL LIABILITIES	344,256	315,536

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 58,983 and 60,153 shares issued and outstanding	59	60
Additional paid-in capital	524,892	489,137
Deferred stock-based compensation	—	(4,393)
Retained earnings	64,066	100,491
Accumulated other comprehensive loss	(3,142)	(1,395)

TOTAL STOCKHOLDERS’ EQUITY	585,875	583,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$930,131	$899,436

See accompanying notes to unaudited condensed consolidated financial statements.

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

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
REVENUES
Software licenses	$64,351	$68,659	$199,320	$194,607
Maintenance and services	121,292	108,448	342,042	319,016

TOTAL REVENUES	185,643	177,107	541,362	513,623

COSTS AND EXPENSES
Cost of revenues:
Software licenses	4,483	4,141	12,948	11,496
Maintenance and services	43,215	40,492	124,014	117,710
Sales and marketing	69,767	62,155	206,222	185,532
Research and development	28,334	26,863	84,575	78,222
General and administrative	17,973	18,408	51,487	48,803
Restructuring charges (credits)	198	(1,842)	544	6,235

TOTAL COSTS AND EXPENSES	163,970	150,217	479,790	447,998

OPERATING INCOME	21,673	26,890	61,572	65,625

Interest and other income, net	4,133	2,050	9,518	5,103

INCOME BEFORE INCOME TAXES	25,806	28,940	71,090	70,728

Income tax provision	9,806	10,129	26,276	24,754

NET INCOME	$16,000	$18,811	$44,814	$45,974

Other comprehensive income (loss)	48	(1,299)	(1,747)	995

COMPREHENSIVE INCOME	$16,048	$17,512	$43,067	$46,969

Basic net income per share	$0.27	$0.31	$0.76	$0.78
Diluted net income per share	$0.26	$0.30	$0.74	$0.74

Shares used in computing basic net income per share	59,143	60,212	59,183	59,256
Shares used in computing diluted net income per share	60,865	62,802	60,861	61,761
See accompanying notes to unaudited condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,814	$45,974
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	(990)	66
Depreciation and amortization	24,836	25,833
Stock-based compensation	21,943	1,880
Provision for accounts receivable allowances	3,495	4,288
Deferred tax assets	(6,265)	2,040
Income tax benefit from exercise of stock options	—	17,320
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(27,607)	(11,331)
Prepaid expenses and other current assets	833	1,566
Other assets	160	917
Accounts payable and accrued liabilities	9,742	646
Accrued employee compensation and benefits	(2,574)	(4,684)
Income taxes payable	10,146	(618)
Deferred revenue	17,815	1,208
Restructuring liabilities	(571)	4,948
Long-term restructuring liabilities and other	(5,119)	(793)

Net cash provided by operating activities	90,658	89,260

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale investments	(255,938)	(141,650)
Proceeds from sales and maturities of investments	229,929	288,494
Purchases of property and equipment	(16,453)	(20,840)
Purchases of other intangible assets	(2,172)	(4,355)
Payments for acquisitions, net of cash acquired	(604)	(8,225)

Net cash provided by (used in) investing activities	(45,238)	113,424

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of common stock	(109,410)	(52,548)
Proceeds from issuance of common stock	37,776	55,431
Income tax benefit from exercise of stock options	8,609	—

Net cash provided by (used in) financing activities	(63,025)	2,883

Effect of foreign exchange rate changes on cash and cash equivalents	(1,466)	1,323

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,071)	206,890
Cash and cash equivalents at beginning of period	170,740	172,261

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,669	$379,151

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$188	$25
Cash paid for income taxes	$11,464	$5,109
See accompanying notes to unaudited condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2006
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for the three and nine month periods ended March 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring items, considered necessary for a fair statement have been included in the accompanying unaudited consolidated financial statements. The consolidated results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2006. The condensed consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2005.
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
Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not generally require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.”

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
Accounts Receivable Allowances
We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness, and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect our future ability to collect outstanding receivables, we may record additional provisions for accounts receivable allowances. We record the provision for accounts receivable allowances either in general and administrative expense or as a reduction of revenue in order to match the underlying cause of the provision to the appropriate classification in our unaudited condensed consolidated statement of income.
Our accounts receivable allowance was $9.0 million at March 31, 2006, and $10.1 million at June 30, 2005. The total provision for accounts receivable allowances was $0.8 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. Of these provisions, $(0.2) million and $0.2 million were recorded in general and administrative expense for the three months ended March 31, 2006 and 2005, respectively, and $1.0 million and $2.0 million were recorded as a reduction of revenue for the three months ended March 31, 2006 and 2005, respectively. The total provision for accounts receivable allowances was $3.5 million and $4.3 million for the nine months ended March 31, 2006 and 2005, respectively. Of these provisions, approximately $(0.1) million and $0.2 million were recorded in general and administrative expense for the nine months ended March 31, 2006 and 2005, respectively, and $3.6 million and $4.1 million were recorded as a reduction of revenue for the nine months ended March 31, 2006 and 2005, respectively.
Net Income Per Share
Net income per share, which is also referred to as earnings per share (“EPS”), is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock, unvested restricted stock units, and shares issuable resulting from compensation withheld to purchase stock under the company’s employee stock purchase plan (“ESPP”), using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$16,000	$18,811	$44,814	$45,974

Shares used in computing basic net income per share	59,143	60,212	59,183	59,256
Effect of potentially dilutive securities	1,722	2,590	1,678	2,505

Shares used in computing diluted net income per share	60,865	62,802	60,861	61,761

Basic net income per share	$0.27	$0.31	$0.76	$0.78
Diluted net income per share	$0.26	$0.30	$0.74	$0.74
For the quarter ended March 31, 2006 and 2005, stock option rights totaling 3.0 million and 0.6 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the nine months ended March 31, 2006 and 2005, stock option rights totaling 2.8 million and 0.9 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.
Stock-Based Compensation
In March 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of income. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided.
Following the guidance prescribed in SAB 107, on July 1, 2005, Hyperion adopted SFAS 123(R) using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Restricted stock, restricted stock units, and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123(R). Stock options and restricted stock units generally vest over a four-year service period. Restricted stock grants generally vest over a three to four-year period and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors. Since our adoption of SFAS 123(R), there have been no changes to our equity plans or modifications to outstanding stock-based awards.

Prior to July 1, 2005, Hyperion accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Accordingly, Hyperion generally was not required to recognize compensation cost for stock options issued to Hyperion’s employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123(R), we recognized compensation cost only for restricted stock and for stock options issued with exercise prices set below market prices on the date of grant. During the quarter ended March 31, 2005, we recognized compensation expense of $0.3 million for restricted stock and $0.2 million for stock options, which were charged to our unaudited condensed consolidated statement of income. During the nine months ended March 31, 2005, we recognized compensation expense of $1.2 million for restricted stock and $0.6 million for stock options, which were charged to our unaudited condensed consolidated statement of income. For the quarter and nine months ended March 31, 2005, had Hyperion accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	March 31, 2005	March 31, 2005
Net income, as reported	$18,811	$45,974
Add: stock-based compensation expense included in reported net income, net of tax	339	1,221
Deduct: stock-based compensation expense determined under fair value method, net of tax	(4,067)	(12,370)

Net income, pro forma	$15,083	$34,825

Net income per share:
Basic – as reported	$0.31	$0.78
Basic – pro forma	$0.25	$0.59

Diluted – as reported	$0.30	$0.74
Diluted – pro forma	$0.24	$0.56
In the pro forma disclosures prior to the adoption of SFAS No. 123(R), Hyperion accounted for forfeitures upon occurrence.
Upon adoption of SFAS 123(R) in the first quarter of fiscal 2006, we recognized the compensation expense associated with awards granted on or after July 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of July 1, 2005, in our unaudited condensed consolidated statement of income. There were no significant capitalized stock-based compensation costs at March 31, 2006. Our deferred stock-based compensation balance of $4.4 million as of June 30, 2005, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as previously required under Emerging Issues Task Force (“EITF”) Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”

The effect of recording stock-based compensation for the three and nine months ended March 31, 2006 was as follows:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2006	March 31, 2006
Stock-based compensation expense by type of award
Employee stock options	$4,888	$15,630
Restricted stock and restricted stock units	1,529	3,533
Employee stock purchase plan	719	2,792

Total stock based compensation	7,136	21,955
Tax effect on stock-based compensation	(1,985)	(6,764)

Net effect on net income	$5,151	$15,191

Tax effect on
Cash flow from operations	$(1,848)	$(8,609)
Cash flow from financing activities	$1,848	$8,609

Effect on earnings per share:
Basic	$0.09	$0.26
Diluted	$0.08	$0.25
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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended
	March 31,
	2006	2005
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	44%	41%
Risk-free interest rate	4.29%	3.88%
Average expected life (in years)	4.1	4.1

Stock purchase plans:
Expected dividend yield	0%	0%
Expected stock price volatility	26%	43%
Risk-free interest rate	4.25%	2.05%
Average expected life (in years)	0.5	0.5
The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended March 31, 2006, the average expected life was determined using the simplified approach described under SAB 107.

Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$16,000	$18,811	$44,814	$45,974
Other comprehensive income:
Foreign currency translation adjustments	296	(1,285)	(898)	929
Unrealized gains (losses) on available-for-sale securities, net of tax	(248)	(14)	(849)	66

Comprehensive income	$16,048	$17,512	$43,067	$46,969

Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 in the first quarter of fiscal 2007 to have a material impact on our results of operations or financial position.
In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 in the third quarter of fiscal 2006 did not have a material impact on our results of operations or financial position.
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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by Hyperion in the first quarter of fiscal 2007.
Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which, using an asset and liability approach, requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not contemplated.
During the preparation of our unaudited condensed consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, a valuation allowance is established. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the condensed consolidated statements of income.
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
Valuation of Goodwill, Intangibles, and Long-Lived Assets
We account for goodwill under SFAS No.142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process and is performed annually in the fourth quarter of the fiscal year. We have determined that we have only a single reporting unit, and we are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using the market approach. Under the market approach, we estimate the fair value based on our market capitalization.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2006 are as follows (in thousands):

Balance at June 30, 2005	$137,898
Goodwill from acquisitions	994
Adjustment of income tax benefits received in connection with Brio acquisition	(991)
Effect of foreign currency translation	182

Balance at March 31, 2006	$138,083

We account for finite-lived intangibles and long-lived assets under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the assets or the strategy for our overall business; (iii) significant decrease in the market value of the assets; and (iv) significant negative industry or economic trends. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term. There were no factors or events that triggered an impairment review during the quarter ended March 31, 2006.
In December 2005, the Connecticut Department of Transportation seized approximately 1.7 acres of our property owned in Stamford, Connecticut. During the third quarter of fiscal 2006, we received court approval on the seizure of the property, and we recognized a gain on the disposition of $1.0 million, which is included in “Interest and other income, net.”
In accordance with SFAS 144, in the third quarter of fiscal 2006, we classified as assets held for sale the remaining property and buildings owned in Stamford, Connecticut, which is comprised of approximately 230,000 square feet of office facilities on approximately 36.3 acres, and we ceased depreciation of those assets effective April 1, 2006. In March 2006, we initiated a program to sell the land and two-building facility in their present condition, and we anticipate that a sale will occur within one year. We expect that the net sales price of these assets will be greater than the carrying value of $29.3 million as of March 31, 2006. Accordingly, no gain or loss was recognized in the consolidated income statement for the quarter ended March 31, 2006.
Intangible assets consist of the following (in thousands):

	March 31, 2006			June 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$14,051	$(7,745)	$6,306	$12,471	$(6,013)	$6,458
Acquired technologies	31,190	(19,652)	11,538	31,340	(14,348)	16,992
Other intangibles	10,587	(6,026)	4,561	10,616	(4,255)	6,361

	$55,828	$(33,423)	$22,405	$54,427	$(24,616)	$29,811

Amortization expense related to intangible assets was $3.2 million and $3.4 million for the three months ended March 31, 2006 and 2005, respectively, and $9.6 million and $9.3 million for the nine months ended March 31, 2006 and 2005, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and six years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2006	$3,123
2007	12,002
2008	5,625
2009	1,461
2010	194

$22,405

3. Related Party Transactions
Hyperion’s President and Chief Executive Officer serves on the Board of Directors of Citrix Systems, Inc. During the third quarter and the first nine months of fiscal 2006, Citrix purchased approximately $0.1 million and $1.2 million of software, maintenance, and services from us for their System 9 implementation, respectively. As of April 30, 2006, all amounts due from Citrix related to these sales had been paid.
4. Commitments and Contingencies
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
Contingencies
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringes two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. Hyperion intends to vigorously pursue the protection of its intellectual property, and will vigorously defend the charges of patent infringement made against us. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain or loss at this time, we have not recorded any estimated gain or loss in our consolidated financial statements.
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

5. Business Combinations
From time to time, we may acquire other companies or assets to enhance our product offerings or expand our distribution network. In May 2006, we acquired certain assets of UpStream Software Corp., a privately-held software and services company based in Rochester, Michigan. UpStream Software provides financial data quality solutions that help customers increase confidence in their numbers, gain greater visibility into the financial data management process, and lower costs of compliance. The purchase price of this acquisition is not deemed to be material to our financial position, results of operations, or cash flows.
In July 2004, we acquired certain assets and assumed certain liabilities of QiQ Solutions Pty Limited, an Australian based developer of management and reporting tools for the enterprise Business Intelligence market. In January 2005, we acquired substantially all of the assets of Razza Solutions, an Austin, Texas, based private software company offering a solution for synchronizing master data management across BPM including Business Intelligence platforms, financial and analytical applications, and transaction systems. These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Hyperion’s unaudited condensed consolidated statements of income include the results of both QiQ and Razza from the date of acquisition. In aggregate, we paid $8.2 million for these two companies during the fiscal year ended June 30, 2005, of which approximately $2.0 million was allocated to goodwill. There was no in-process research and development expense recorded as a result of these acquisitions.
6. Restructuring Liabilities
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.2 million and $0.6 million during the three and nine months ended March 31, 2006, respectively. These restructuring costs were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included as a charge to Hyperion’s results of operations. Through March 31, 2006, we paid $0.2 million on this restructuring plan. We expect to incur an additional $0.2 million of restructuring charges during the remainder of fiscal 2006.
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
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has resulted in about 200 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004, we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”).

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.
The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2005	$95	$9,239	$1,750	$11,084
Restructuring credits	(51)	—	—	(51)
Non-cash items	—	—	(1,532)	(1,532)
Cash payments	—	(460)	—	(460)

Accrual balance at September 30, 2005	44	8,779	218	9,041
Restructuring charges	444	—	—	444
Non-cash items	(1)	—	—	(1)
Cash payments	—	(467)	—	(467)

Accrual balance at December 31, 2005	487	8,312	218	9,017
Restructuring charges	198	—	—	198
Non-cash items	—	—	(87)	(87)
Cash payments	(233)	(570)	—	(803)

Accrual balance at March 31, 2006	$452	$7,742	$131	$8,325

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2005	$361	$15,348	$15,709
Restructuring credits	(49)	—	(49)
Cash payments	—	(1,117)	(1,117)

Balance at September 30, 2005	312	14,231	14,543
Restructuring charges	—	2	2
Non-cash items	4	(16)	(12)
Cash payments	—	(751)	(751)

Balance at December 31, 2005	316	13,466	13,782
Non-cash items	176	—	176
Cash payments	—	(737)	(737)

Balance at March 31, 2006	$492	$12,729	$13,221

Of the total $21.5 million of restructuring accruals, $6.7 million is accounted for in “Restructuring liabilities” as current liabilities and $14.8 million is included in “Long-term restructuring liabilities and other” in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2006.

7. Stock Option, Restricted Stock, Restricted Stock Units, and Employee Stock Purchase Plans
Stock Options
As of March 31, 2006, Hyperion had an aggregate of 11.3 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock, restricted stock units, and other equity-based awards. There were 3.1 million shares available for grant under the equity plans as of March 31, 2006. Under the equity plans, stock options, restricted stock, and restricted stock units can be issued to employees and to non-employee directors.
Stock options are generally granted under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted that have been under the Hyperion’s equity plans have maximum terms ranging from six to ten years from the date of grant. Options currently issued under Hyperion’s 2004 Equity Incentive Plan, as amended, have expiration dates no greater than six years from date of grant. Certain options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion.
The following table presents a summary of Hyperion’s stock option activity for the nine months ended March 31, 2006 (shares in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(Years)	($000’s)
Outstanding at July 1, 2005	9,409	$21.98
Granted	558	28.83
Exercised	(516)	16.77
Forfeited	(168)	25.23

Outstanding at September 30, 2005	9,283	22.62	4.78	$91,126
Granted	411	33.38
Exercised	(973)	17.09
Forfeited	(115)	26.29

Outstanding at December 31, 2005	8,606	23.71	4.58	$105,150
Granted	266	34.81
Exercised	(403)	18.26
Forfeited	(316)	25.80

Outstanding at March 31, 2006	8,153	$24.28	4.39	$70,265

Exercisable at March 31, 2006	3,844	$20.73	4.09	$46,800

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at March 31, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted average grant-date fair value of options granted during the third quarter of fiscal 2006 was $14.04. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $6.6 million. The total cash received from employees as a result of stock option exercises was $7.4 million and $32.6 million for the quarter and nine months ended March 31, 2006, respectively. In connection with these exercises, Hyperion realized tax benefits of $1.8 million and $8.6 million for the quarter and nine months ended March 31, 2006, respectively.
As of March 31, 2006, the total unrecognized compensation cost related to unvested awards not yet recognized is $79.1 million and is expected to be recognized over the weighted average period of 2.6 years.

Restricted Stock
From time to time, Hyperion grants restricted stock to some of its officers and employees for nominal consideration. Restricted shares generally vest over a three to four-year period on the anniversary of the date of issuance, and some grants may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors and through acceleration clauses in officer employment agreements.
The following table presents a summary of Hyperion’s restricted stock activity for the nine months ended March 31, 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested shares at July 1, 2005	229	$22.47
Granted	131	28.66
Vested	(74)	18.75

Nonvested shares at September 30, 2005	286	26.26
Granted	15	31.94
Vested	(2)	27.65

Nonvested shares at December 31, 2005	299	26.53
Granted	56	33.95
Vested	(9)	30.07
Cancelled	(30)	26.73

Nonvested shares at March 31, 2006	316	$27.78

As of March 31, 2006, the total unrecognized compensation cost related to unvested restricted stock awards not yet recognized is $7.1 million and is expected to be recognized over the weighted average period of 2.7 years. The total fair value of restricted stock awards vested during the quarter ended March 31, 2006 was $0.3 million.
Restricted Stock Units
During the third quarter of fiscal 2006, Hyperion started the issuance of restricted stock unit awards as an additional form of equity compensation to its employees, pursuant to Hyperion’s stockholder-approved 2004 Equity Incentive Plan. Restricted stock units generally vest over a four-year period, and unvested restricted stock units are cancelled as of the date that employment terminates. Restricted stock units are payable in shares of Hyperion’s common stock upon vesting.
The following table presents a summary of Hyperion’s restricted stock unit activity for the quarter ended March 31, 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2006	—
Granted	75	$35.73
Cancelled	(2)	36.00

Outstanding at March 31, 2006	73	$35.72

Exercisable at March 31, 2006	—	$—

As of March 31, 2006, the total unrecognized compensation cost related to unvested awards not yet recognized is $2.5 million and is expected to be recognized over the weighted average period of 3.8 years.

Employee Stock Purchase Plan
Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period and a fair market value of $25,000 in any plan year. During the quarter ended March 31, 2006, no shares were issued under the ESPP. During the nine months ended March 31, 2006, approximately 265,000 shares were issued under the ESPP. At March 31, 2006, approximately 1.8 million shares were reserved for future issuance under the ESPP.
8. Stock Repurchases
On May 20, 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. All authorized funds under this repurchase program were spent by the end of fiscal 2005. On May 16, 2005, the Board of Directors authorized us to repurchase up to an additional $125.0 million, and as of March 31, 2006, $0.5 million remained under this plan. On April 20, 2006, upon completion of the repurchase plan that was approved in May 2005, the Board of Directors approved a third stock repurchase program of $100.0 million.
During the three months ended March 31, 2006 and 2005, Hyperion repurchased and retired 0.9 million and 0.5 million shares of its common stock for a total cost of $29.3 million and $15.1 million, respectively. Of this amount, during the quarter ended March 31, 2006 and 2005, $7.6 million and $3.8 million was recorded as a reduction of additional paid-in capital and the remaining $21.7 million and $11.3 million was recorded as a reduction of retained earnings, respectively. During the nine months ended March 31, 2006 and 2005, Hyperion repurchased and retired approximately 3.5 million and 2.0 million shares of its common stock for a total cost of $109.4 million and $52.5 million, respectively. Of this amount, $29.0 million and $14.8 million was recorded as a reduction to additional paid-in capital and the remaining $80.4 million and $37.7 million was recorded as a reduction to retained earnings, respectively.
9. Segment and Geographic Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), established standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion’s chief operating decision maker is its President and Chief Executive Officer. Hyperion has identified one operating and reporting segment: the development and marketing of business performance management software (“BPM”) and related services. This segment operates in three geographic regions: the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Asia Pacific). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors, and application resellers.
Enterprise-wide information included below is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Americas	$113,857	$105,816	$333,259	$309,553
EMEA	58,436	59,114	167,224	169,352
APAC	13,350	12,177	40,879	34,718

	$185,643	$177,107	$541,362	$513,623

The Americas region includes non-U.S. revenues of $8.5 million and $6.2 million for the three months ended March 31, 2006 and 2005, respectively. The Americas region includes non-U.S. revenues of $23.3 million and $18.0 million for the nine months ended March 31, 2006 and 2005, respectively.

	March 31,	June 30,
	2006	2005
Long-lived assets:
Americas	$41,028	$68,041
EMEA	3,990	5,046
APAC	1,487	1,824

	$46,505	$74,911

The Americas region includes non-U.S. long-lived assets of $0.5 million and $0.4 million as of March 31, 2006, and June 30, 2005, respectively.
The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Software licenses	$64,351	$68,659	$199,320	$194,607
Maintenance and services:
Maintenance	83,499	75,232	242,835	221,845
Consulting and training	37,793	33,216	99,207	97,171

	121,292	108,448	342,042	319,016

Total revenues	$185,643	$177,107	$541,362	$513,623

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements made in this report on Form 10-Q relating to the future, including, among others, those related to (1) Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions, and plans and objectives of management for future operations; (2) the timing and functionality of new product releases; (3) Hyperion’s stock repurchase plans; (4) the ability of Hyperion’s acquisitions to enhance its business performance management offerings; (5) market size and growth estimates by industry analysts and us; and (6) our acquisition of the assets of UpStream Software Corp. are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.
OVERVIEW
Hyperion is the leading provider of business performance management software. Our customers rely on Hyperion software to provide visibility into how their businesses are performing and to help them plan and model to improve that performance. Using Hyperion software, customers collect data, organize, and analyze it, then communicate it across the enterprise. We offer the industry’s only business performance management solution that integrates financial management applications with a business intelligence platform into a single system. We serve customers in 45 countries and work with more than 600 partners to provide solutions to about 11,000 customer organizations worldwide. Hyperion is headquartered in Santa Clara, California, and employed 2,654 people globally as of March 31, 2006.
RESULTS OF OPERATIONS
REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Software licenses	$64,351	35%	$68,659	39%	$199,320	37%	$194,607	38%
Maintenance and services:
Maintenance	83,499	45%	75,232	42%	242,835	45%	221,845	43%
Consulting and training	37,793	20%	33,216	19%	99,207	18%	97,171	19%

	121,292	65%	108,448	61%	342,042	63%	319,016	62%

Total revenues	$185,643	100%	$177,107	100%	$541,362	100%	$513,623	100%

The growth in total revenues from the third quarter and first nine months of fiscal 2005 to the third quarter and first nine months of fiscal 2006 was primarily attributed to the increase in maintenance and services revenue from our existing customer base and new customer acquisitions resulting from Hyperion System 9 (“System 9”), which was launched in October 2005. The change in foreign currency exchange rates unfavorably impacted total revenues in the third quarter of fiscal 2006 by approximately $6.3 million due to the strengthening of the U.S. Dollar against the Euro. The change in foreign exchange rates unfavorably impacted total revenues by approximately $11.0 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 8% in the third quarter and first nine months of fiscal 2006, compared to the same periods in the fiscal 2005.

Software licenses. Software license revenues decreased 6% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and increased 2% in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. The decrease in license revenues in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 resulted primarily from weak sales performance in the EMEA region, combined with unfavorable currency fluctuations. The increase in license revenue in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 was primarily attributable to increases in sales capacity and customer adoption of System 9. The majority of System 9 transactions were made to existing customers, and many of these customers purchased additional software in conjunction with their System 9 migration.
We market our products through our direct sales force and through channel partners. To date, we have generated the majority of our license revenue through our direct sales force, and we complement our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, and independent distributors. License revenue from channel partners comprised 22% of total license revenue in the third quarter of fiscal 2006, compared to 33% of total license revenue in the third quarter of fiscal 2005, and comprised 24% of total license revenue in the first nine months of fiscal 2006, compared to 28% of total license revenue in the first nine months of fiscal 2005. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to large individual transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenue during the periods presented.
Maintenance and services. Maintenance and services revenue increased 12% in the third quarter and 7% in the first nine months of fiscal 2006 compared to the third quarter and first nine months of fiscal 2005 primarily due to the increase in customer base and higher utilization and billing rates. The increase in consulting revenue in the third quarter of fiscal 2006 was principally due to the changes in sales compensation plans to drive increased maintenance and services revenue and other management changes that we implemented in the consulting organization. The increase in the first nine months of fiscal 2006 was principally due to the strong performance in the third quarter of fiscal 2006, following a year-over-year decrease in maintenance and services revenue during the first six months of fiscal 2006 compared to the first six months of fiscal 2005.
COST OF REVENUES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Related		Related		Related		Related
(In thousands)	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Cost of revenues:
Software licenses	$4,483	7%	$4,141	6%	$12,948	6%	$11,496	6%
Maintenance and services	43,215	36%	40,492	37%	124,014	36%	117,710	37%

	Three Months Ended March 31,				Nine Months Ended March 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Cost of revenues:
Software licenses	$4,483	$4,141	$342	8%	$12,948	$11,496	$1,452	13%
Maintenance and services	43,215	40,492	2,723	7%	124,014	117,710	6,304	5%
Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Total cost of software license revenues, as a percentage of revenues, remained substantially consistent in the third quarter of fiscal year 2006 as compared to the third quarter of fiscal 2005. For the quarter ended March 31, 2006, compared to the same period last year, cost of software license revenue increased due to an increase in royalties of $0.7 million from different mixes of product sales, offset by a decrease in amortization expense of $0.2 million primarily from acquired technologies. For the nine months ended March 31, 2006, compared to the same period last year, cost of software license revenue increased due to an increase in royalties of $1.1 million and an increase of amortization expense of $0.3 million primarily from our acquisition of Razza Solution in January 2005.

Gross margins on software license revenue were 93% for the third quarter of fiscal 2006, a slight decrease from 94% for the third quarter of fiscal 2005. Gross margins on the software license revenue were 94% for the first nine months of fiscal 2006 and fiscal 2005.
In the first nine months of fiscal 2006 and 2005, respectively, we capitalized $2.2 million and $4.3 million of software product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The significant level of spending on software product development costs in the first nine months of fiscal 2005 is reflective of the increased activity during fiscal 2005 to localize Hyperion’s products for international markets.
Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue increased in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to a $2.0 million increase in employee expenses, largely from headcount growth, of which $0.6 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R). Cost of maintenance and services revenue increased in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 due to a $6.2 million increase in employee expenses, largely from headcount growth, of which $2.2 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R). Maintenance and services headcount increased from 768 employees at March 31, 2005 to 861 employees at March 31, 2006.
Gross margins on maintenance and services revenue were 64% for the third quarter and the first nine months of fiscal 2006, compared to 63% for the third quarter and the first nine months of fiscal 2005, respectively.
OPERATING EXPENSES

	Three Months Ended March 31,				Nine Months Ended March 31,
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
(In thousands)	2006	Revenue	2005	Revenue	2006	Revenue	2005	Revenue
Sales and marketing	$69,767	38%	$62,155	35%	$206,222	38%	$185,532	36%
Research and development	28,334	15%	26,863	15%	84,575	16%	78,222	15%
General and administrative	17,973	10%	18,408	10%	51,487	10%	48,803	10%
Restructuring charges (credits)	198	0%	(1,842)	(1%)	544	0%	6,235	1%

Total	$116,272		$105,584		$342,828		$318,792

	Three Months Ended March 31,				Nine Months Ended March 31,
			Variance	Variance			Variance	Variance
			in	in			in	in
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Sales and marketing	$69,767	$62,155	$7,612	12%	$206,222	$185,532	$20,690	11%
Research and development	28,334	26,863	1,471	5%	84,575	78,222	6,353	8%
General and administrative	17,973	18,408	(435)	(2%)	51,487	48,803	2,684	5%
Restructuring charges (credits)	198	(1,842)	2,040	111%	544	6,235	(5,691)	(91%)

Total	$116,272	$105,584	$10,688	10%	$342,828	$318,792	$24,036	8%

Sales and marketing. Sales and marketing expense primarily consists of employee salaries and related costs, sales commissions, marketing programs, and occupancy and equipment costs. Sales and marketing expense increased in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to a $5.9 million increase in employee expenses, of which $2.7 million was due to an increase in employee compensation costs, largely from headcount growth, and $2.8 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $0.9 million increase in marketing costs primarily due to demand generation activities associated with the release of System 9. Sales and marketing headcount increased from 906 employees at March 31, 2005 to 926 employees as of March 31, 2006.

Sales and marketing expense increased in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily due to a $20.2 million increase in employee expenses, of which $9.8 million was due to an increase in employee compensation costs, largely from headcount growth, and $8.7 million was due to stock-based compensation expense recognized in accordance with SFAS 123(R), and a $1.8 million increase in marketing costs primarily due to System 9 demand generation activities. These increases were partially offset by a $3.1 million decrease in external personnel costs.
Research and development. Research and development expense associated with the development of new products, enhancements of existing products, and quality assurance activities consists of employee, consulting and other external personnel costs, and occupancy and equipment costs. We account for research and development costs in accordance with SFAS 86, which specifies that costs incurred internally from the research and development of computer software products should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility of our software products is reached shortly before the products are released to customers. Costs that are incurred after establishment of technological feasibility other than those related to our localization efforts are not material, and therefore, we expense all research and development costs as they are incurred.
The increase in research and development expense in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 resulted primarily from an increase of stock-based compensation expense of $1.4 million, which was recognized in accordance with SFAS 123(R). Research and development expense also increased in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due to an increase in external personnel costs of $0.7 million, offset by a decrease in employee salaries of $0.6 million. Within our cost structure for research and development, we have engineering offshoring contracts in India and Belarus that employ approximately 260 engineering consultants, who are not included in our employee headcount. Furthermore, in the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the engineering organization. As a result, research and development headcount decreased from 512 employees at March 31, 2005 to 475 employees at March 31, 2006.
Research and development expense increased in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 due to a $4.5 million increase in stock-based compensation expense, which was recognized in accordance with SFAS 123(R), and a $2.3 million increase in external personnel costs due to our offshoring contracts in India and Belarus. These increases were offset by a decrease in occupancy and equipment expenses of $0.8 million.
General and administrative. General and administrative expense primarily consists of employee salaries and related costs, professional fees, and occupancy and equipment costs. General and administrative expense decreased in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily due to a $0.7 million decrease in occupancy and equipment costs, a $0.4 million decrease in bad debt expenses, a $0.3 million decrease in depreciation and amortization, and a $0.3 million decrease in severance benefits. These decreases were partially offset by a $1.7 million increase in stock-based compensation expense recognized in accordance with SFAS 123(R). General and administrative headcount increased from 368 employees at March 31, 2005 to 383 employees at March 31, 2006.
General and administrative expense increased in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily due to a $4.7 million increase in stock-based compensation expense recognized in accordance with SFAS 123(R), and a $2.8 million increase in professional services. These increases were partially offset by a decrease in occupancy and equipment costs of $0.7 million and a decrease in employee salaries of $0.6 million.

Restructuring charges (credits)
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.2 million and $0.6 million during the three and nine months ended March 31, 2006, respectively. These restructuring costs were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included as a charge to Hyperion’s results of operations. Through March 31, 2006, we paid $0.2 million on this restructuring plan. We expect to incur an additional $0.2 million of restructuring charges during the remainder of fiscal 2006.
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
In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. The expansion of our offshore initiative has resulted in about 200 additional developers contributing to our development efforts in India. Because of this initiative, in July 2004, we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”).
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2005	$95	$9,239	$1,750	$11,084
Restructuring credits	(51)	—	—	(51)
Non-cash items	—	—	(1,532)	(1,532)
Cash payments	—	(460)	—	(460)

Accrual balance at September 30, 2005	44	8,779	218	9,041
Restructuring charges	444	—	—	444
Non-cash items	(1)	—	—	(1)
Cash payments	—	(467)	—	(467)

Accrual balance at December 31, 2005	487	8,312	218	9,017
Restructuring charges	198	—	—	198
Non-cash items	—	—	(87)	(87)
Cash payments	(233)	(570)	—	(803)

Accrual balance at March 31, 2006	$452	$7,742	$131	$8,325

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2005	$361	$15,348	$15,709
Restructuring credits	(49)	—	(49)
Cash payments	—	(1,117)	(1,117)

Balance at September 30, 2005	312	14,231	14,543
Restructuring charges	—	2	2
Non-cash items	4	(16)	(12)
Cash payments	—	(751)	(751)

Balance at December 31, 2005	316	13,466	13,782
Non-cash items	176	—	176
Cash payments	—	(737)	(737)

Balance at March 31, 2006	$492	$12,729	$13,221

Of the total $21.5 million of restructuring accruals, $6.7 million is accounted for in “Restructuring liabilities” as current liabilities and $14.8 million is included in “Long-term restructuring liabilities and other” in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2006.
INTEREST AND OTHER INCOME, NET
Interest and other income, net consists primarily of interest earned on cash, cash equivalents, and short-term investment balances, net of interest paid during the normal course of business. Interest and other income, net increased 102% to $4.1 million in the third quarter of fiscal 2006, compared to the $2.1 million in the third quarter of fiscal 2005, and increased 87% to $9.5 million in the first nine months of fiscal 2006, compared to the $5.1 million in the first nine months of fiscal 2005. The increases were primarily due to a gain of $1.0 million on the sale of a 1.7-acre property owned in Stamford, Connecticut, which was seized by the Connecticut Department of Transportation. The increase in interest and other income, net is also attributable to the increases in average balances of cash, cash equivalents, and short-term investments and the increase in interest rates.
INCOME TAX PROVISION
Our effective income tax rate was 38.0% for the quarter ended March 31, 2006, compared to 35.0% for the quarter ended March 31, 2005. Our effective income tax rate was 37.0% for the first nine months of fiscal 2006, compared to 35.0% for the first nine months of fiscal 2005. The increases in our effective income tax rate are primarily due to the impact of expensing stock-based compensation in accordance with SFAS 123(R), and the expiration of the research and development credit provisions in December 2005.

NET INCOME
We generated net income of $16.0 million, or $0.26 per diluted share, in the third quarter of fiscal 2006, compared to net income of $18.8 million, or $0.30 per diluted share, in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, our net income was $44.8 million, or $0.74 per diluted share, compared to net income of $46.0 million, or $0.74 per diluted share, for the first nine months of fiscal 2005. Net income during the three and nine months ended March 31, 2006 includes the impact of expensing stock-based compensation as a result of our adoption of SFAS 123(R). Stock compensation expense of $7.1 million and $22.0 million was recognized during the three and nine months ended March 31, 2006, respectively, compared to stock compensation expense of $0.5 million and $1.9 million, which was recognized during the three and nine months ended March 31, 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES

	March 31,	March 31,
(In thousands)	2006	2005
Cash and cash equivalents	$151,669	$379,151
Short-term investments	294,155	47,575
Working capital	354,801	332,416

	Nine Months Ended
	March 31,
(In thousands)	2006	2005
Net cash provided by operating activities	$90,658	$89,260
Net cash provided by (used in) investing activities	(45,238)	113,424
Net cash provided by (used in) financing activities	(63,025)	2,883
At March 31, 2006, we had $151.7 million in cash and cash equivalents and $294.2 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, and state and municipal bonds. At March 31, 2006, our working capital was $354.8 million.
In the first quarter of fiscal 2006, we adopted SFAS 123(R), which requires that the benefits of tax deductions for nonqualified employer stock option in excess of recognized compensation cost be reported as cash flow from financing activities rather than as cash flow from operations as previously required under EITF Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”
In the first nine months of fiscal 2006 and 2005, we generated positive cash flows from operations of $90.7 million and $89.3 million, respectively. In the first nine months of fiscal 2006, our operating cash flow was primarily due to the net income generated during the period of $44.8 million and the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization of $24.8 million and stock-based compensation of $21.9 million, an increase in income taxes payable of $10.1 million, and an increase in deferred revenue of $17.8 million. These increases are partially offset by a decrease in accounts receivable of $27.6 million. In the first nine months of fiscal 2005, our operating cash flow was primarily due to the net income generated during the period of $46.0 million, the impact of the non-cash charges reflected in the net income amount such as depreciation and amortization of $25.8 million and the income tax benefit from exercise of stock options of $17.3 million. These increases are partially offset by a decrease in accounts receivable of $11.3 million.
Net cash used in investing activities amounted to $45.2 million in the first nine months of fiscal 2006, compared to net cash provided by investing activities of $113.4 million in the first nine months of fiscal 2005. The cash used in investing activities in the first nine months of fiscal 2006 resulted primarily from purchases of investments of $255.9 million and purchases of property and equipment of $16.5 million, which was partially offset by proceeds from sales and maturities of investments of $229.9 million. The cash provided by investing activities in the first nine months of fiscal 2005 was primarily due to proceeds from sales and maturities of investments of $288.5 million. This increase was partially offset primarily by purchases of investments of $141.7 million, purchases of property and equipment of $20.8 million, purchase of intangible assets of $4.4 million, and payments for acquisitions, net of cash acquired, of $8.2 million.

Net cash used in financing activities was $63.0 million in the first nine months of fiscal 2006, compared to net cash provided by financing activities of $2.9 million in the first nine months of fiscal 2005. The cash used in financing activities for the first nine months of fiscal 2006 resulted from $109.4 million of repurchases of our common stock, which was offset by $37.8 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans and $8.6 million of income tax benefit from the exercise of stock options. The cash provided by financing activities in the first nine months of fiscal 2005 resulted from $55.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans, which was offset by $52.5 million of repurchases of our common stock.
On May 20, 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. No authorized funds remain under this repurchase program. On May 16, 2005, the Board of Directors authorized an additional $125.0 million, and as of March 31, 2006, $0.5 million remained under this plan. On April 20, 2006, upon completion of the repurchase plan approved in May 2005, the Board of Directors approved a third stock repurchase program of $100.0 million. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2006, subject to market conditions and other factors.
We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalents, and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent, and short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business for at least the next 12 months. To the extent that existing cash, cash equivalent, and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations may be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.
The following table summarizes our future minimum payments under all non-cancelable contractual obligations with terms in excess of one year, net of future sublease income, as of March 31, 2006, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due In
	Total			Fiscal	Fiscal 2011
	Payments	Rest of	Fiscal 2007	2009 and	and
	Due	Fiscal 2006	and 2008	2010	Thereafter
Capital lease obligations	$1,547	$273	$1,274	$—	$—
Operating lease obligations	110,619	6,420	60,676	17,929	25,594
Future sublease income	(13,360)	(1,240)	(9,771)	(2,349)	—
Purchase obligations	824	69	755	—	—

	$99,630	$5,522	$52,934	$15,580	$25,594

OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of March 31, 2006.
CRITICAL ACCOUNTING ESTIMATES
We believe there have been no significant changes during the first nine months of fiscal 2006 to the items that we disclosed as our critical accounting policies in management’s discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Stock-Based Compensation
On July 1, 2005, Hyperion adopted SFAS 123(R), which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Using the modified prospective method, we estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), Staff Accounting Bulletin (“SAB”) No. 107, and SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for our prior period pro forma disclosures of net earnings. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.
The following table presents the stock compensation expense recognized in accordance with SFAS 123(R) during the three and nine months ended March 31, 2006:

	Three Months		Nine Months
	Ended	Percent of	Ended	Percent of
	March 31,	Total	March 31,	Total
(In thousands)	2006	Expense	2006	Expense
Cost of revenues:
Software licenses	$7	—	$20	—
Maintenance and services	677	9%	2,264	10%
Sales and marketing	3,108	44%	9,572	44%
Research and development	1,470	21%	4,791	22%
General and administrative	1,874	26%	5,308	24%

Total stock-based compensation	$7,136	100%	$21,955	100%

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 in the first quarter of fiscal 2007 to have a material impact on our results of operations or financial position.
In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 in the third quarter of fiscal 2006 did not have a material impact on our results of operations or financial position.
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
In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by Hyperion in the first quarter of fiscal 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts, so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of 60 days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our unaudited condensed consolidated statements of income. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.
Net foreign exchange transaction gains and losses were not material for the third quarter and first nine months of fiscal 2006. As of March 31, 2006, we had net forward contracts to sell U.S. dollar equivalent of $31.5 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.
The change in foreign currency exchange rates unfavorably impacted total revenues in the third quarter of fiscal 2006 by approximately $6.3 million due to the strengthening of the U.S. Dollar against the Euro. The change in foreign exchange rates that impacted total revenues in the first nine months of fiscal 2006 to the first nine months of fiscal 2005 was $11.0 million. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 8% in the third quarter and first nine months of fiscal 2006, compared to the same periods in the fiscal 2005.
INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At March 31, 2006, our short-term investments consisted of investment-grade debt securities with a fair value of $294.2 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. For example, our software license revenues declined in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. While we do not believe that this decline is indicative of weakness in the market or customer demand for our products, there can be no assurance that revenues will increase to desired levels. The announcement or introduction of new or enhanced products and services in our markets may create additional volatility in our operating results. We may not be able to accurately forecast our revenue or expenses. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. Accordingly, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face with respect to our financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results may fail to meet our expectations or those of securities analysts or our investors due to a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

Hyperion operates in a very competitive environment.
The markets in which Hyperion competes are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current competitors and new competitors, some of which may have significantly greater financial, technical, marketing, and other resources than Hyperion does. Cognos and Business Objects compete with Hyperion across a wide range of products, offering what they refer to as corporate performance management and business intelligence solutions, as do, generally, the major enterprise software vendors, including SAP and Oracle. Many other companies compete in specific areas of Hyperion’s business. For example, SAS and Oracle have OLAP products and analytic applications; Business Objects and Cognos have query and reporting products; and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP, and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results, and financial condition.
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
As employees leave Hyperion, it suffers loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced enterprise software sales personnel is very competitive, and we may be limited in our ability to attract and retain key sales talent. New employees must learn the Hyperion organization, products, and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity, and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity, or ability to respond quickly to the competitive environment.
For example, Burton Goldfield, previously our Senior Vice President Worldwide Field Operations, resigned from Hyperion effective May 7, 2006. Replacing Mr. Goldfield may take a significant amount of time and recruiting a suitable replacement may prove difficult.
Exchange rate fluctuations may adversely affect results.
Hyperion conducts a significant portion of its business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, relative to the value of the United States dollar negatively affected revenues and operating results in the third quarter of fiscal 2006 as compared with the corresponding period in fiscal 2005. If the United States dollar continues to strengthen relative to other currencies in the future, our revenues, operating results and cash flows will be adversely affected.
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
Hyperion has made and may continue to make adjustments to its operations and organization. Such changes could result in productivity declines and have a negative effect on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve performance and productivity could materially adversely impact Hyperion’s margins and operating results.
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and are exposed to future risks of non-compliance.
We are required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes Oxley Act. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.
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
Hyperion also has distributed research and development across the United States in California, Connecticut, Florida, Illinois, Texas, and in several countries including India, Australia, Belarus, and Canada. We have also distributed our support obligation across the United States in California, Connecticut, Ohio, and in the country of India. It may be difficult to manage significant projects across such distributed centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad. Hyperion may not be able to successfully address each of these challenges, which could adversely affect our business and operating results.

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
Hyperion has made, and may in the future make, acquisitions of, mergers with, or investments in, businesses that offer complementary products, services, and technologies. For example, in May 2006, Hyperion acquired certain assets of UpStream Software Corp., a privately-held software and services company based in Rochester, Michigan. There are risks involved in these business combination activities, including but not limited to:
•	The possibility that Hyperion pays more than the value it derives from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired businesses;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	Difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty in retaining customers and protecting maintenance revenues;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The potential that we do not detect a significant liability of the acquired business during the pre-acquisition due diligence process;

•	The possibility that businesses in which Hyperion invests ultimately fail, rendering our investment worthless;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill, intangible assets, fixed assets, and other assets. In particular, Hyperion has recorded approximately $120.2 million of goodwill related to the acquisition of Brio that will not be amortized in the ordinary course of business. To the extent that the business acquired in that transaction (primarily the Performance Suite products) does not remain competitive, some or all of the goodwill related to that acquisition could be charged against future earnings.
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
In addition to its direct sales force, Hyperion relies on indirect channel partners such as OEMs, VARs, and distributors for licensing and support of its products in the United States and internationally. License revenue from channel partners comprised 22% and 24% of Hyperion’s total license revenue for the third quarter and first nine months of fiscal 2006, respectively. Indirect channel sales involve a number of special risks, including:
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
The accounting treatment for employee stock options has changed and has impacted Hyperion’s earnings for the third quarter and first nine months of fiscal 2006.
On July 1, 2005, Hyperion adopted the Financial Accounting Standards Board Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. As a result, our earnings have been significantly adversely affected. See also, Note 2, “Summary of Significant Accounting Policies — Stock-based Compensation, of Notes to Condensed Consolidated Financial Statements” for current disclosures regarding the presentation in our unaudited condensed consolidated statement of income.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the periods indicated, our repurchases of common stock in the third quarter of fiscal 2006.

			Total Number of	Approximate
	Total Number		Shares Purchased as	Dollar Value of
	of Shares	Average Price	Part of Publicly	Shares that May
	Purchased	Paid per	Announced Plans	Yet Be Purchased
Period	[1]	Share	[2]	Under the Plans
(In thousands, except per share data)
January 1, 2006 – January 31, 2006	150	$35.60	150	$24,443
February 1, 2006 – February 28, 2006	309	$33.63	309	14,061
March 1, 2006 – March 31, 2006	411	$33.11	411	453

[1]	All stock repurchases during the three months ended March 31, 2006, were made in open-market transactions as part of our publicly announced plans.

[2]	On May 20, 2004, we announced that our Board of Directors had authorized a plan to repurchase up to $75.0 million of our common stock. No authorized funds remain under this repurchase program.
On May 16, 2005, we announced that our Board of Directors had authorized a second plan to repurchase up to $125.0 million of our common stock. In the third quarter of fiscal 2006, a total of 869,700 shares were purchased under this plan. As of March 31, 2006, the remaining authorized amount for stock repurchases under the program was $0.5 million.
On April 20, 2006, upon completion of the repurchase plan authorized in May 2005, we announced that our Board of Directors had authorized a third plan to repurchase up to $100.0 million of our common stock.

ITEM 3. DEFAULTS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
(a) Not applicable.
(b) None.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Employment Letter Agreement, dated January 11, 2006, between the Company and Robin Washington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference).

10.2	Offer letter between Hyperion and Robin Washington (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Agreement Under the 2004 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference).

10.4	Form of International Restricted Stock Unit Agreement Under the 2004 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference).

10.5	Form of International Notice of Grant of Stock Options Under the 2004 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	Certification of Robin L. Washington pursuant to Rule 13a-14(a).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robin L. Washington pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006	Hyperion Solutions Corporation (Registrant)
	By:	/s/ ROBIN L. WASHINGTON
Robin L. Washington
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Letter Agreement, dated January 11, 2006, between the Company and Robin Washington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference).

10.2	Offer letter between Hyperion and Robin Washington (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2006 and incorporated herein by reference).

10.3	Form of Restricted Stock Unit Agreement Under the 2004 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference).

10.4	Form of International Restricted Stock Unit Agreement Under the 2004 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference).

10.5	Form of International Notice of Grant of Stock Options Under the 2004 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated by reference).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	Certification of Robin L. Washington pursuant to Rule 13a-14(a).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robin L. Washington pursuant to 18 U.S.C. Section 1350.