Form 10-K
period 2006-06-30
HYPERION SOLUTIONS CORP
filed 2006-09-01
CIK 1001113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-26934

Hyperion Solutions Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0277772
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5450 Great America Parkway, Santa Clara, California (Address of principal executive offices)	95054 (zip code)

Registrant’s telephone number, including area code: (408) 744-9500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on December 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion (based on the closing sales price of the registrant’s common stock as reported on the NASDAQ National Market on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2006, there were 57,571,368 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, scheduled to be held on November 15, 2006, are incorporated by reference in Part III of this Form 10-K.

HYPERION SOLUTIONS CORPORATION

FORM 10-K

“Hyperion,” the Hyperion “#” logo and Hyperion’s product names are trademarks of Hyperion Solutions Corporation. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Statements made in this report on Form 10-K relating to the future, including, among others, those related to (1) Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions, and plans and objectives of management for future operations; (2) the timing and functionality of new product releases; (3) Hyperion’s stock repurchase plans; (4) the ability of Hyperion’s acquisitions to enhance its business performance management offerings; and (5) market size and growth estimates by industry analysts and us are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Factors That May Affect Future Results.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Hyperion Solutions Corporation (the “Company”), a Delaware corporation that was founded as IMRS International in 1981, is a leading provider of business performance management (“BPM”) software. More than 12,000 customers rely on Hyperion software to provide visibility into how their businesses are performing and to help them plan and model to improve that performance. We offer the industry’s only business performance management solution that integrates financial management applications with a business intelligence platform into a single system.

Business Performance Management builds on business intelligence (“BI”), which is commonly referred to as query, reporting, and analysis. Our solutions enable customers to collect, organize, and analyze data from disparate transaction systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers. Employees at all levels across organizations – in the finance department and beyond – use our products to understand their company’s unique business drivers, align goals across the organization, monitor performance against these goals, and make adjustments as insights and opportunities arise to gain a competitive advantage.

In September 2005, Hyperion released Hyperion System 9 (“System 9”), the only performance management system that integrates a modular suite of financial management applications with a BI platform. System 9 enables business users to report the past, monitor the present, and anticipate the future – activities that are required for corporations to thrive in today’s business environment. System 9 also helps control information technology (“IT”) complexity by eliminating the need for multiple BI systems and reporting tools.

In May 2006, Hyperion completed the acquisition of certain assets of privately held UpStream Software, a leading provider of data readiness and guided workflow solutions used to track the movement of financial information. We subsequently launched Hyperion System 9 Financial Data Quality Management (“Hyperion FDM”), which enables customers to generate trustworthy financial data, improve visibility of financial data management processes, save time in critical financial processes, and lower the overall cost of compliance. Hyperion is the first BPM vendor to deliver a packaged solution for financial data quality management.

Hyperion is headquartered in Santa Clara, California. We serve customers in 45 countries through our direct field organization and our network of more than 600 partners worldwide. As of June 30, 2006, Hyperion employed 2,720 people globally.

BUSINESS PERFORMANCE MANAGEMENT DEMAND DRIVERS

The need for BPM is driven by the convergence of three key market dynamics:

•	Globalization – Our customers are competing in a world of increasing global competition and uncertainty. This has given rise to increasingly complex issues, including risk management, sustainable development reporting, new measures of profitability management, and strategic modeling.

•	Transparency – Increased regulatory scrutiny and reporting on non-financial value drivers that account for much of the value in corporations are heightening the need for greater transparency so customers and stakeholders can truly understand their businesses.

•	Alignment – Increasingly, business users and IT need to align tools and technology with business objectives. Organizations also must align goals and strategies across the entire enterprise.

It is common for organizations to have difficulty efficiently accessing information because they have many disparate information sources. With fragmented and disconnected silos of information, including multiple general ledger, order entry, and partner and customer interaction systems worldwide, companies lack the “big picture” view of their corporation and are hesitant to rely on numbers from different sources.

Using Hyperion’s solutions, organizations can link disparate data silos across the company for a complete view of the business and a single version of the truth. They can monitor progress of goals against plans to assure alignment and drive enterprise-wide performance improvement.

STRATEGY

Our objective is to profitably gain market share as the leading global provider of Business Performance Management solutions. Key elements of our strategy include:

•	Be the Management System for the global enterprise – The tools customers use to manage their businesses need to be different from the single-source and process-rigid transaction systems that they use to run their businesses. Their management system needs to be easy to deploy and use and flexible to meet the needs of the ever-changing competitive environment. Increasingly, our customers deploy Hyperion as their management system, giving them actionable insight into the enormous amounts of information created by their many transaction systems.

•	Maintain our leadership in Finance with System 9 and leverage that strength to further penetrate operational BI – According to market analysis firm IDC, Hyperion is the market share leader for enterprise planning and financial reporting and consolidation applications, with more than twice the market share of our nearest competitor. Furthermore, according to market analysis firm Gartner, Hyperion is in the Leader Quadrant in the Corporate Performance Management Magic Quadrant (as of October 2005) and in the Visionary Quadrant in the Business Intelligence Platforms Magic Quadrant (as of December 2005.) We believe that our customers will benefit from our strategy to connect financial analytics with operational BI.

•	Drive continued product innovation – We are investing in ongoing product innovation within the System 9 architecture to maintain, if not increase, our technology lead over our competition.

•	Drive growth through additional acquisitions – In addition to our initiatives focused on organic growth, we will continue to expand our intellectual property, market reach, and momentum through appropriate mergers and acquisitions (“M&A”) activities.

•	Expand strategic partner relationships – We will continue to leverage our network of more than 600 partners, who deliver complementary products and services and enhance our market reach. Partners’ offerings include packaged BPM applications, unique data and application integration technologies, tools, and training services.

PRODUCTS

Customers increasingly require an interoperable BPM suite of financial and operational applications along with BI tools that share data and business rules. Hyperion System 9 delivers on this requirement. Compared to competing products, Hyperion System 9 greatly simplifies the user experience by enabling customers to view and interact with all BPM applications, content, and data – relational and multi-dimensional – with a common user interface. Users have a single point of access to information, including dashboards, scorecards, business analytics, and financial and enterprise reporting.

For the IT department, System 9 reduces the complexity typically associated with deploying, supporting, and using multiple tools and applications. It helps customers lower their total cost of ownership by simplifying systems management, administration, and support.

Components of System 9 include System 9 Applications+, System 9 BI+, and System 9 Foundation Services.

While some customers buy our entire product suite, others implement System 9 modules in a step-by-step fashion, addressing specific business problems and adding modules over time. This “start anywhere” approach shortens the time it takes for customers to recognize the value of our solutions and enables them to absorb change gradually.

Hyperion System 9 Applications+

System 9 Applications+ are built on a web-based, service-oriented architecture. They enable financial professionals to formulate strategies, model scenarios and assumptions, develop operational and strategic plans, monitor performance against plans, and consolidate financial information for management and statutory reporting.

Hyperion System 9 Planning is a planning, budgeting, and forecasting solution that drives collaborative, integrated, event-based planning processes throughout the enterprise for a wide range of financial and operational needs. System 9 Planning enables companies to track and monitor business plans and forecasts, and translate strategic objectives into operational goals and targets. System 9 Planning replaces outdated spreadsheet systems and enables customers to plan iteratively, cut cycle times, and enhance data integrity.

Hyperion System 9 Workforce Planning is a planning module that increases the speed and efficiency of headcount, salary, and compensation planning across the enterprise. It automatically links workforce data into System 9 Planning to convey the business impact of workforce decisions, giving customers the ability to accurately assess how workforce changes affect plans and take quick action when necessary.

Hyperion System 9 Strategic Finance is a financial modeling desktop application that gives corporate finance and treasury executives real-time analysis of alternative strategies. It enables them to test the financial impact of critical business decisions, build contingency plans, and choose the strategic path of greatest value to their business.

Hyperion System 9 Financial Management delivers financial consolidation, reporting, and analysis in a single, scalable solution. Employees, subsidiaries, branch offices, and partners operate with a single unified view of key financial data. System 9 Financial Management generates consolidated results for both internal management and regulatory bodies and is used to facilitate compliance with the Sarbanes-Oxley Act.

Hyperion System 9 BI+

System 9 BI+ provides interactive web-based management reporting and analysis capabilities in a single service-oriented BI platform, including easy-to-deploy interactive dashboards, analytics, high-volume enterprise reporting, and integration with the full suite of Microsoft Office applications.

Hyperion System 9 BI+ Interactive Reporting provides a web client for query and analysis of data from multiple data sources. Its intuitive and interactive interface enables users to design their own dashboards and quickly navigate to and monitor relevant information.

Hyperion System 9 BI+ Financial Reporting collects data from disparate systems, operations, and geographic locations to accurately report to internal and external audiences. This module generates formatted, book-quality financial and management reports that enhance business productivity and comply with external regulations.

Hyperion System 9 BI+ Production Reporting generates high-volume, presentation-quality formatted reports and consolidates information from core business applications throughout the enterprise. Production Reporting features pixel- perfect formatting, flexible layout options, built-in security, report categorization, automatic versioning, and archiving for web-based and print-ready report distribution.

Hyperion System 9 BI+ Enterprise Analytics delivers real-time analytic processing in critical BI applications such as customer segment analysis, product profitability analysis, and capacity planning. It can scale to terabytes of sparse data, while providing sub-second response time to thousands of concurrent users.

Hyperion System 9 BI+ Essbase Analytics enables customers to rapidly model complex business scenarios and perform sophisticated analysis. Its intuitive interface delivers information that is easy to interpret and understand even by non-technical users.

Hyperion System 9 Foundation Services

System 9 Foundation Services provide a single, shared infrastructure to manage users, security, and metadata. It provides easy integration with BI tools and applications through an open, service-oriented architecture, which can increase productivity and reduce the total cost of ownership of customers’ IT assets.

Hyperion Master Data Management Server (“MDM Server”) software synchronizes business performance management master data – such as business dimensions, reporting structures, hierarchies, attributes, and business rules – across enterprise systems. Unlike master data management technologies from other vendors, Hyperion MDM server manages change with many types of master data (employee, chart of account, product, customer, and others) across multiple enterprise systems – from Hyperion and other vendors – including BPM systems, BI tools, distributed data warehouses, data marts, analytic applications, and transactional systems. Often master data is inconsistent from system to system, and reconciliation is typically a manual and time-consuming process. MDM Server delivers rapid ROI by allowing customers to create and tailor master data views and configure security in an easy “point-and-sync” fashion.

Hyperion System 9 Financial Data Quality Management (“Hyperion FDM”) helps finance organizations eliminate the data integrity risks associated with collecting, mapping, verifying, and moving critical financial data across the entire organization. Hyperion FDM helps users develop standardized financial data management processes with a web-based guided workflow user interface. Its data preparation server can ease integrating and validating financial data from any source systems. Using Hyperion FDM, finance organizations can gain confidence in their numbers and lower their cost of compliance.

SALES AND MARKETING

We market and sell our products in North America and Latin America (“the Americas”); Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”) through our direct sales force and through original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), and independent distributors. We currently have more than 12,000 customers worldwide, many of which are multi-division and/or multi-location organizations with diverse information management requirements. In fiscal 2006, 2005, and 2004, approximately 40%, 41%, and 41%, respectively, of our total revenues were derived from markets outside of North America. In the past three fiscal years, no single customer accounted for more than 10% of total revenues.

Our sales and marketing organization consisted of 970 employees as of June 30, 2006, of which 349 employees were quota-carrying sales representatives. The direct sales force is compensated for direct sales as well as sales made through channel partners to ensure appropriate cooperation with our OEMs, VARs, and independent distributors. We have sales offices at our worldwide headquarters in Santa Clara, California, and in more than 40 other locations throughout the Americas, EMEA, and APAC. Product support and training are also available in many of these locations.

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

PARTNER ECOSYSTEM

We leverage sales and marketing through our partnering strategy with channel partners that distribute or resell our products in their respective markets. License revenues derived from channel partners in fiscal 2006, 2005, and 2004 were 22%, 26%, and 24% of total license revenues, respectively. Our channel partners include such firms as Accenture, BearingPoint, Beacon Analytics, Capgemini, Deloitte, Immix , IBM, Teradata, and TopDown Consulting.

We have license and distribution agreements with independent distributors in many countries worldwide. The distribution agreements generally provide for the right to offer our products within a territory in return for royalties typically equal to 50% of license and maintenance fees. Our distributors generally maintain sales and services personnel dedicated to our products. Conversely, we have dedicated sales, marketing, and technical alliance resources designed to optimize our partner relationships.

Recognizing the sizable opportunity in the small- to mid-enterprise (“SME”) market, we route all leads and opportunities to our network of resellers to further penetrate this market segment. This allows us to expand our footprint in the SME space and reach beyond the markets of large, global customers that Hyperion has typically served.

We continue to invest in our strategic global systems integrators and platform partnerships. They are a key factor in getting us engaged in more large transactions involving enterprise-wide deployments for some of the world’s largest companies.

Leveraging our partners’ technology, domain expertise, and proven methodologies, we also continue to increase our solutions offerings in a broad range of industries, including manufacturing, retail, healthcare, government, and financial services. Through Hyperion’s SolutionsNet Program, our partners are rewarded for creating solutions that combine their domain expertise and methodology to solve specific business challenges with our BPM technology.

Our technology partners consist of industry leading hardware, software, and database vendors to ensure that our solutions are compatible with their products. Some of our technology partners are Hewlett Packard, IBM, Intel, Microsoft, Oracle, SAP, Sun, Teradata, and Unisys.

SERVICES AND SUPPORT

We believe that promoting customer success is important to the successful marketing and sale of our products. We offer an extensive selection of worldwide training, consulting, and technical support services to install, implement, and support our products. Consulting and training services are generally provided on a time and materials basis. Under the terms of our standard license agreement, customers may, at their option, pay a maintenance fee annually. This maintenance fee entitles customers to technical support, including telephone and web-based support, and to any updates and enhancements provided for their software.

Our services and support organization consisted of 860 employees as of June 30, 2006. In an effort to provide more expansive support in a cost-effective manner, during the third quarter of fiscal 2006, we expanded our offshore capabilities of our technical support staff. We currently provide technical support on a geographically distributed model that includes staff residing in the United States and India.

RESEARCH AND DEVELOPMENT

Our products have been developed by our internal staff and contract developers and acquired through strategic acquisitions. We believe that timely development of new software products, enhancements to existing software products, and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings are essential to maintaining our competitive position in the market. The application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demand, and rapidly evolving industry standards.

As of June 30, 2006, our product development was primarily performed by 495 employees located at our U.S. facilities in Santa Clara, California; Stamford, Connecticut; Orlando, Florida; Skokie, Illinois; and at our Canadian facility located in Toronto, Ontario. Since the end of fiscal 2004, we have expanded our research and development capacity and capability through offshoring activities in India and Belarus. As of June 30, 2006, we utilized approximately 300 engineering consultants located in these countries to support our research and development efforts.

In fiscal 2007, we plan on continuing to dedicate a significant amount of resources to research and development efforts to maintain and improve our System 9 product suite. In addition, we will continue to work with our business partners through OEM and other joint technology agreements to integrate third-party technology into our BPM solutions and improve the interoperability of our product offerings into other systems, including data warehouses and ERP, CRM, and legacy systems.

COMPETITION

The markets in which we compete are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Current and potential competitors offer a variety of reporting, analysis, modeling, and planning software solutions and generally fall within four categories:

1.  Vendors of packaged business analysis applications;

2.	Vendors of enterprise software applications that deliver transaction processes and front/back-office automation;

3.  Vendors of OLAP server software that may also be marketed as part of a platform offering; and

4.  Vendors of front-end information access and BI tools.

Our products also complement offerings of some of our competitors and we have formed partnerships with them. Examples of these companies are Microsoft, Oracle, and SAP.

As markets continue to develop for BPM products, additional competitors may enter or expand into those markets and competition may intensify.

Competitors, some of whom have significantly greater financial, technical, marketing, and other resources than we do, may be better able to respond to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products than us. Also, certain current and potential competitors may have greater name recognition or more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. We expect additional competition as other established and emerging companies enter into the enterprise software market, and new products and technologies are introduced. In addition, as we develop and enhance our software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by our channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which may materially adversely affect our business, operating results, and financial condition.

Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software products, which may materially adversely affect our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect on our business, operating results, and financial condition. See the section entitled Item 1A, “Factors That May Affect Future Results.”

PROPRIETARY RIGHTS AND LICENSES

We rely primarily on a combination of patent, copyright, and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect our proprietary rights.

We currently have a number of patents relating to our products, including twenty-two United States patents, three foreign patents, and a number of patent applications pending in the United States and abroad. There can be no assurance that our patents will not be invalidated, circumvented, or challenged, that the rights granted thereunder will provide competitive advantages to us, or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that other companies will not develop technologies that are similar or superior to our technology or design around the patents owned by us.

We expect that software product developers like Hyperion will be subject to future infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claim, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology, our business, operating results, and financial condition may be materially adversely affected.

We rely upon certain software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available to us on commercially reasonable terms. The loss of, or inability to maintain, any such software licenses could result in shipment delays or reductions until equivalent software could be developed, identified, licensed, and integrated, which may materially adversely affect our business, operating results, and financial condition.

We distribute our products under software license agreements that grant customers a nonexclusive, nontransferable license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. Generally, we do not provide end-users with the source code for our products except under escrow arrangements. Generally, such agreements provide that such parties will have a limited, nonexclusive right to use such code in the event that there is an undismissed bankruptcy proceeding by or against us, if we cease to do business, or if we materially fail to meet our contractual obligations.

EMPLOYEES

As of June 30, 2006, we employed a total of 2,720 employees. None of our U.S. employees is represented by a labor union. Certain foreign jurisdictions have workers counsels that typically represent workers on matters generally affecting terms of employment. We believe our relations with employees are good. Our executive officers and other key employees as of June 30, 2006 are as follows:

Name	Age	Position

Jeffrey R. Rodek	53	Executive Chairman
Godfrey R. Sullivan	53	President and Chief Executive Officer
Mark D. Cochran	47	Vice President, General Counsel and Secretary
Heidi M. Melin	41	Chief Marketing Officer
Robin L. Washington	43	Chief Financial Officer

Jeffrey R. Rodek has served as Executive Chairman of Hyperion’s Board of Directors since July 2004, after serving as Chairman and Chief Executive Officer since October 1999. He has been a member of Hyperion’s Board of Directors since January 1998. Prior to joining Hyperion, Mr. Rodek served as President and Worldwide Chief Operating Officer of Ingram Micro, a distributor of electronic products, from January 1995 to October 1999. Currently, Mr. Rodek also serves on the Board of Directors of Accretive Commerce, a leading provider of outsourced business operations solutions to companies in multi-channel, one-to-one direct commerce. He also serves on The Ohio State University Alumni Association Board, the Dean’s Advisory Board of Fisher College of Business at The Ohio State University, and the Dean’s Advisory Board of Merage School of Business, University of California, Irvine.

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

Mr. Sullivan also serves on the Board of Directors of Citrix Systems, Inc., a publicly traded provider of access infrastructure solutions.

Mark D. Cochran joined Hyperion as Corporate Vice President, General Counsel and Secretary in January 2005. Prior to joining Hyperion, Mr. Cochran was Vice President, General Counsel and Secretary of Brocade Communications Systems, a storage networking company, from 2003 to 2004. From 1999 to 2003, he served as Vice President, General Counsel at AvantGo, which was acquired by Sybase. From 1990 to 1999, he served as Senior Corporate Counsel for Advanced Micro Devices and Corporate Counsel for Syntex, which was acquired by Roche. He began practicing law with the Bay Area firm of Ropers, Majeski, Kohn, Bentley, Wagner & Kane.

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

Robin L. Washington joined Hyperion as Chief Financial Officer in January 2006. Prior to joining Hyperion, Ms. Washington served for nine years at PeopleSoft, most recently as Senior Vice President of Finance and Corporate Controller. She also managed a range of international finance, treasury, and corporate finance functions, sponsored the company’s Sarbanes-Oxley 404 compliance efforts, and led post-merger initiatives for all of PeopleSoft’s merger and acquisition activities. Prior to PeopleSoft, Ms. Washington was Director of Finance for Tandem Computers, an Accounting Analyst for the Federal Reserve Bank of Chicago, and a Senior Auditor for Deloitte & Touche. Ms. Washington also serves on the Board of Directors for Tektronix, a publicly traded provider of test and measurement and monitoring solutions for communications networks.

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

Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. For example, System 9, Hyperion’s integrated BPM system which was released in September 2005, has been and continues to be a significant undertaking. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:

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

If we are unable to successfully introduce, market, and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price our products, our business, results of operations, or financial position could be materially impacted. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with our partners, must rapidly increase their ability to install and service these products, and we must rapidly improve our ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. Inadequate customer acceptance of Hyperion’s product and service initiatives would materially adversely affect Hyperion’s business, operating results, and financial condition.

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

The markets in which Hyperion competes are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current and new competitors, some of which may have significantly greater financial, technical, marketing, and other resources than Hyperion. Cognos and Business Objects compete with Hyperion across a wide range of products, offering what they refer to as corporate performance management and business intelligence solutions, as do, generally, the major enterprise software vendors, including SAP and Oracle. Many other companies compete in specific areas of Hyperion’s business. For example, SAS and Oracle have OLAP products and analytic applications; Business Objects and Cognos have query and reporting products; and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP, and Oracle, move further into both the application and platform parts of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any of which would materially adversely affect Hyperion’s business, operating results, and financial condition.

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

Hyperion’s future success depends on our ability to address the rapidly changing needs of our customers by developing or acquiring new products and introducing such products, product updates, and services on a timely basis. We must also extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards that may fundamentally change the way enterprise software is sold. Hyperion commits substantial resources to developing new software products and services. If the markets for these new products do not develop as anticipated, or demand for our products and services in these markets does not materialize or occurs more slowly than Hyperion expects, Hyperion will have expended substantial resources and capital without realizing corresponding revenue, which would adversely affect our business, operating results, and financial condition. We also may be required to write off or write down assets or incur substantial restructuring charges, which would have a similar affect on our operating results and financial condition.

Failure to support older products will adversely affect sales.

As Hyperion or our competition introduces newer products, the market’s demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually support older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, our license and maintenance revenue will decline or fail to grow consistent with our expectations, which would adversely affect our business, operating results, and financial condition. Also, in the long term, if too few customers migrate to System 9, Hyperion may need to continue to support older products or risk losing customers.

Hyperion typically has back-ended quarters which may cause actual revenues in a quarter to vary from sales forecasts.

Quarterly revenues and operating results are highly dependent on the volume and timing of the signing of licensing agreements and product deliveries during the quarter, which are difficult to forecast. Significant portions of Hyperion’s quarterly software licensing agreements are concluded in the last month of the fiscal quarter, generally with a concentration of orders in the final two weeks of that month. There also is greater uncertainty surrounding the ultimate signing of significant transactions with enterprise customers, whose sales cycles are typically longer in duration and may require several levels of approval. Due to the relatively fixed nature of certain costs, including personnel and facilities expenses, a decline or shortfall in quarterly and/or annual revenues typically results in lower profitability or may result in losses. Prior to the very end of any quarter, we must rely on our forecasts of revenue for planning, modeling, and other purposes. However, forecasts are only estimates and may not correlate to revenues in a particular quarter or over a longer period of time. Consequently, a significant discrepancy between actual results and sales forecasts could cause us to improperly plan or budget and to fail to meet our revenue or net income projections, causing the price of our common stock to fall substantially.

A change in pricing or marketing could adversely affect Hyperion’s business.

In an effort to simplify and clarify Hyperion’s product positioning and marketing, we periodically make changes to our product pricing, packaging, configuration, or product descriptions, as we have done in a comprehensive manner with System 9. We may encounter additional risks in transitioning our pricing methods from existing solutions to the new System 9 platform. Any product price reduction may not be offset by sufficient increases in unit sales to maintain or increase license revenues, any price increase may lead to potential losses to the competition, and any broadly based changes to pricing or marketing messages may cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing method or convey Hyperion’s new marketing messages and cause a delay in, or loss of, revenues as the competition reacts to the pricing and marketing changes, any of which could have a material adverse effect on Hyperion’s business, operating results, and financial condition.

Employee turnover could adversely impact revenue, costs, and productivity.

As employees leave Hyperion, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. For example, Burton Goldfield, previously our Senior Vice President Worldwide Field Operations, resigned from Hyperion effective May 7, 2006. Replacing Mr. Goldfield may take a significant amount of time and recruiting a suitable replacement may prove difficult. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced enterprise software sales personnel is very competitive, and we may be limited in our ability to attract and retain key sales talent. New employees must learn the Hyperion organization, products, and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity, and increases cost. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity, or ability to respond quickly to the competitive environment.

Exchange rate fluctuations may adversely affect results.

We conduct a significant portion of our business in currencies other than the United States dollar. Hyperion’s operating results are, therefore, subject to fluctuations in foreign currency exchange rates. Hyperion’s revenues and operating results are adversely affected when the United States dollar strengthens relative to other currencies and are positively affected when the United States dollar weakens. If the United States dollar continues to strengthen relative to other currencies in the future, our revenues, operating results, and cash flows will be adversely affected.

Hyperion may not be able to continue our operational improvements.

As part of Hyperion’s focus on improving operating margins, we seek to increase efficiencies in our sales force, as well as Hyperion’s services, product development, product marketing, finance, IT, human resources and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions or failure to continue to realize current efficiencies could have a material adverse effect on Hyperion’s margins and operating results. Examples of potential operational risks include the possibility that we will encounter challenges with high volume order processing and in product fulfillment.

Reorganizations may adversely affect productivity.

We have made and may continue to make adjustments to our operations and organization. Such changes could result in productivity declines and have a negative effect on revenue in the short term. The revised operations and/or organization must keep improving over past performance in order to provide better operating margins and efficiencies. Failure to maintain or improve performance and productivity could materially adversely impact Hyperion’s margins and operating results.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and are exposed to future risks of non-compliance.

We are required to furnish a report by our management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments, and particularly because Auditing Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation, and therefore, the report may be uniquely difficult to prepare, and our independent registered public accounting firm may not agree with our assessments.

We completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended June 30, 2006. Our assessment, testing, and evaluation resulted in our conclusion that as of June 30, 2006, our internal control over financial reporting was effective. However, our controls, nonetheless, may not prove to be adequate for the periods covered by that report and, in any event, we cannot predict the outcome of our testing in future periods. If our internal controls are ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

Hyperion’s international operations are subject to significant risks.

We derive a substantial portion of our revenue from customers located outside of the United States. Hyperion’s international operations are subject to risks, including:

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

Hyperion’s numerous office locations, high number of employees, and varied distribution methods, among other considerations, make it possible that our high standards of ethics, governance, and compliance with law may not always be met. For example, Hyperion has in excess of 600 partners worldwide. Some of the business practices in countries in which our partners operate on our behalf may not conform fully with local or U.S. laws. We may not be able to detect improper or unlawful conduct by our international partners which could put Hyperion at risk regarding possible violations of such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”). Serious violations of local or U.S. laws, such as the FCPA, could result in fines or other criminal or civil sanctions which could have a material impact on Hyperion’s business, operating results, and financial condition.

There are significant risks related to any business combination and investment.

Hyperion has made, and may in the future make, acquisitions of, mergers with, or investments in, businesses that offer complementary products, services, and technologies. For example, in May 2006, Hyperion acquired certain assets of UpStream Software, a privately-held software and services company based in Rochester, Michigan. There are risks involved in these business combination activities, including but not limited to:

•	The possibility that Hyperion pays more than the value derived from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired business;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	Difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty of retaining customers and protecting maintenance revenues;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The potential that we do not detect a significant liability of the acquired business during the pre-acquisition due diligence process;

•	The possibility that businesses in which Hyperion invests ultimately fail, rendering our investment worthless;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill, intangible assets, fixed assets, and other assets. As of June 30, 2006, Hyperion has recorded $157.2 million of goodwill related to a number of acquisitions that will not be amortized in the ordinary course of business. We are required under generally accepted accounting principles to review our goodwill for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant change to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations.

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

Hyperion may be subject to further infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. In the past, Hyperion has been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipments delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial royalties. In the event of a successful patent infringement claim against Hyperion, our failure or inability to license the infringed or similar technology could restrict our ability to sell certain products, which could adversely affect Hyperion’s business, operating results, financial condition and cash flows.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. While litigation in the HyperRoll matter is ongoing and Hyperion will vigorously defend the claims made against us, we may not succeed in our efforts to do so, in which case our business, operating results, or financial condition could be adversely affected.

Enforcement of Hyperion’s intellectual property rights may be difficult.

Our means of protecting our proprietary rights in the United States or abroad may not be adequate and could be subject to challenge, such as the reexamination of one of our patents by the United States Patent and Trademark Office.

Despite our efforts, unauthorized parties may attempt to misappropriate our products or technology, or to obtain and use information that we regard as proprietary. Policing and identifying unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our intellectual property in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

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

In protecting our intellectual property rights, in December 2004, we filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to our financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. While litigation in the OutlookSoft matter is ongoing, and Hyperion intends to vigorously pursue the protection of our intellectual property and will vigorously defend the counter claims alleging patent infringement, we may not succeed in our efforts to do so, in which case our business, operating results, or financial condition could be adversely affected.

Hyperion’s stock price is volatile.

The market price of Hyperion’s common stock is subject to significant fluctuations. The market price of Hyperion’s common stock may be significantly affected by many factors, including but not limited to, the announcement of new products, product enhancements, or technological innovation by Hyperion or Hyperion’s competitors, announcements of acquisitions by Hyperion, changes in Hyperion’s or Hyperion’s competitors’ results of operations, changes in revenue, revenue growth rates and revenue mix, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of Hyperion’s common stock could be adversely affected by these factors and fluctuations.

Hyperion is dependent upon indirect channel partners.

In addition to our direct sales force, we rely on indirect channel partners such as OEMs, VARs, and independent distributors for licensing and support of our products in the United States and internationally. License revenue from channel partners comprised 22% of Hyperion’s total license revenue for fiscal 2006. Indirect channel sales involve a number of special risks, including:

•	Hyperion’s lack of control over the delivery of Hyperion’s products to end-users;

•	Hyperion’s resellers and distributors may terminate their relationship with Hyperion on short notice; and

•	Hyperion’s resellers and distributors may market and distribute competing products.

Hyperion’s current indirect channel partners may not market or support Hyperion’s products effectively or be able to release their products embedded with Hyperion products in a timely manner. We may not be able to effectively manage conflicts between our various indirect channel and direct customers, and economic conditions or industry demand may adversely affect indirect channel partners, or indirect channel partners may devote greater resources to marketing and supporting the products of other companies. As a result, revenues derived from indirect channel partners may fluctuate significantly in subsequent periods, which may adversely affect our business, operating results, and financial condition.

Hyperion is exposed to product liability claims.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential liability related to Hyperion products or services. It is possible, however, that the limitation of liability provisions contained in Hyperion’s license agreements may not be effective as a result of U.S. or foreign laws or ordinances or because of judicial decisions, and that Hyperion insurance may not cover specific claims. A successful product or services related damages claim against Hyperion could have a material adverse effect upon Hyperion’s business, operating results, and financial condition.

Defects in Hyperion’s products could increase our costs, adversely affect our reputation, diminish demand for our products, and hurt our operating results.

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

Some provisions in Hyperion’s charter documents and our stockholder rights plan may prevent or deter an acquisition of Hyperion.

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

Hyperion has in place a stockholder rights plan that is designed to discourage coercive takeover offers. In general, Hyperion’s stockholder rights plan makes it uneconomic for any person to acquire more than a 15% interest in Hyperion without the consent of Hyperion’s Board of Directors.

Hyperion’s Board of Directors could utilize the provisions of its charter documents and stockholder rights plan to resist an offer from a third party to acquire Hyperion, including an offer to acquire Hyperion common stock at a premium to our trading price or an offer that is otherwise considered favorable by Hyperion stockholders.

The accounting treatment for employee stock options changed and impacted Hyperion’s earnings for fiscal 2006.

On July 1, 2005, Hyperion adopted the Financial Accounting Standards Board Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that requires public companies to report compensation expense related to stock options and other forms of stock-based compensation based on the estimated fair value of the awards on the grant dates. As a result, our earnings have been significantly adversely affected and may continue to be affected. See also, Note 2, “Summary of Significant Accounting Policies – Stock-based Compensation, of Notes to Consolidated Financial Statements” for current disclosures regarding the impact on our consolidated statements of operations.

We are incurring substantial costs and devoting more management resources to comply with increasing regulation of corporate governance and disclosure.

We have spent and continue to spend a significant amount of management time and resources to understand and comply with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities Exchange Commission (“SEC”) regulations, and rules of the NASDAQ National Market, the market on which our shares are listed. Allocating the necessary resources to comply with evolving corporate governance and public disclosure standards has increased general and administrative expenses and caused a diversion of management’s time and attention to compliance activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current corporate headquarters consists of leased facilities totaling approximately 220,000 square feet in Santa Clara, California. The Santa Clara facility lease expires in December 2014. We also own and occupy approximately 230,000 square feet of office facilities on approximately 36.3 acres in Stamford, Connecticut. These facilities are used by our administrative, sales, marketing, product development, customer support, and services groups.

Additional leased facilities in the United States include offices located in Irvine, California; Denver, Colorado; Orlando, Florida; Atlanta, Georgia; Lisle and Skokie, Illinois; Indianapolis, Indiana; Columbia, Maryland; Waltham, Massachusetts; Novi and Rochester, Michigan; Bloomington, Minnesota; St. Louis, Missouri; Parsippany, New Jersey; New York, New York; Cleveland, Cincinnati, Dublin, and Fairborn, Ohio; Trevose and Pittsburgh, Pennsylvania; Houston and Dallas, Texas; Alexandria, and Herndon, Virginia; Seattle, Washington; and Milwaukee, Wisconsin, which are primarily used for sales, marketing, customer support, and services. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include facilities located in Toronto and Montreal, Canada; Sao Paolo, Brazil; Mexico City, Mexico; Vienna, Austria; Copenhagen, Denmark; Egham and Manchester, England; Espoo, Finland; Paris, France; Dusseldorf, Frankfurt, and Munich, Germany; Milan and Rome, Italy; Utrecht, Netherlands; Oslo, Norway; Madrid, Spain; Stockholm, Sweden; Zurich, Switzerland; North Sydney and Melbourne, Australia; Beijing, Hong Kong, and Shanghai, China; Tokyo, Japan; Seoul, South Korea; Singapore; and Taipei, Taiwan.

We believe that our existing facilities are adequate for our current needs. If additional space is needed in the future, we believe that suitable space will be available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringed two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. On August 25, 2006, the court granted Hyperion’s Motion For Summary Judgement dismissing all OutlookSoft counterclaims. Trial is scheduled to begin on September 11, 2006. We intend to vigorously pursue the protection of our intellectual property. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain at this time, we have not recorded any estimated gain in our consolidated financial statements.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, claiming violations of the Latham Act regarding claims made about our products, and a claim for patent mis-marking. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California and, presently, the case is consolidated with Hyperion’s Declaratory Judgment action. Hyperion will vigorously defend the claims. We are unable to predict the outcome of the litigation and, because we cannot estimate any possible loss at this time, we have not recorded any estimated loss in our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “HYSL.” The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported on the NASDAQ National Market (the price of our common stock is adjusted to reflect the three-for-two stock dividend on December 19, 2005).

Fiscal 2006	High	Low
First quarter	$32.43	$28.27
Second quarter	$36.15	$30.68
Third quarter	$36.88	$32.29
Fourth quarter	$33.74	$26.85

Fiscal 2005	High	Low
First quarter	$28.39	$21.29
Second quarter	$31.08	$23.37
Third quarter	$34.07	$29.41
Fourth quarter	$31.83	$25.25

As of June 30, 2006, we had approximately 250 stockholders of record and approximately 10,500 beneficial holders of our common stock.

Dividend Policy

On November 21, 2005, the Board of Directors approved a three-for-two stock dividend of our common stock payable on December 19, 2005, to stockholders of record as of December 1, 2005. Share and per share data for all periods presented have been adjusted to give effect to this stock dividend.

We have never declared or paid any cash dividends on our capital stock and do not expect to in the near term.

Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, our repurchases of common stock in the fourth quarter of fiscal 2006.

			Total Number of	Approximate
	Total Number		Shares Purchased	Dollar Value of
	of Shares		as Part of Publicly	Shares That May
	Purchased	Average Price	Announced Plans	Yet be Purchased
Period	[1]	Paid per Share	[2]	Under the Plans
(In thousands, except per share data)

April 1, 2006 - April 30, 2006	114	$31.72	114	$96,842
May 1, 2006 - May 31, 2006	1,023	$31.12	1,023	$65,003
June 1, 2006 - June 30, 2006	-	$-	-	$65,003

[1]	All stock repurchases during the three months ended June 30, 2006, were made in open-market transactions as part of our publicly announced plans.

[2]	On May 16, 2005, we announced that our Board of Directors had authorized a plan to repurchase up to $125.0 million of our common stock. In the fourth quarter of fiscal 2006, the remaining 13,700 shares were purchased under this plan. On April 20, 2006, upon completion of the repurchase plan authorized in May 2005, we announced that our Board of Directors had authorized an additional plan to repurchase up to $100.0 million of our common stock. In the fourth quarter of fiscal 2006, a total of 1.1 million shares were purchased under this plan. As of June 30, 2006, the remaining authorized amount for stock repurchases under the program was $65.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended June 30,
(In thousands, except per share data)	2006		2005	2004	2003	2002

Consolidated Statement of Income Data:

Revenues:
Software licenses	$295,117		$273,408	$240,096	$201,766	$196,066
Maintenance and services	470,115		429,185	382,104	308,692	295,952

Total revenues	765,232		702,593	622,200	510,458	492,018

Costs and expenses:
Cost of software license	17,802		16,136	13,362	15,419	15,430
Cost of maintenance and services	174,868		158,272	147,816	132,510	137,047
Sales and marketing	294,670		255,182	225,951	190,025	182,311
Research and development	116,309		104,108	96,240	73,776	72,206
General and administrative	70,245		68,056	63,621	47,207	64,843
Restructuring and other charges	4,319		6,048	4,202	764	107
In-process research and development	-		-	2,300	-	-

Total costs and expenses	678,213	[1]	607,802	553,492	459,701	471,944

Operating income	87,019		94,791	68,708	50,757	20,074
Interest and other income	13,063		7,844	4,283	5,848	7,027
Interest and other expense	(1,298)		(53)	(1,230)	(2,940)	(4,635)
Gain (loss) on redemption of debt	-		-	(936)	478	941

Income before income taxes	98,784		102,582	70,825	54,143	23,407
Income tax provision	35,692		35,903	27,055	20,033	8,426

Net income	$63,092		$66,679	$43,770	$34,110	$14,981

Basic net income per share	$1.07		$1.12	$0.77	$0.66	$0.30
Diluted net income per share	$1.04		$1.08	$0.73	$0.64	$0.30

Shares used in computing basic net income per share	58,901		59,534	56,982	51,677	49,254
Shares used in computing diluted net income	60,484	[1]	61,886	59,631	53,541	50,237

Consolidated Balance Sheet Data:

Cash, cash equivalents, and short-term investments	$437,283		$440,748	$368,175	$416,554	$330,258
Working capital	292,390		330,220	273,983	350,649	281,501
Total assets	982,320		899,436	813,606	656,543	588,069
Deferred revenue	171,142		140,772	136,286	104,868	94,910
Long-term debt	-		-	-	50,040	80,802
Long-term restructuring liabilities and other	21,384		24,830	26,619	11,326	11,743
Stockholders’ equity	589,585		583,900	519,571	397,325	299,657

[1]	As discussed in Note 2 to the consolidated financial statements, Hyperion changed the manner in which it accounts for stock-based compensation for the year ended June 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Hyperion Solutions Corporation (the “Company”), a Delaware corporation that was founded as IMRS International in 1981, is a leading provider of business performance management (“BPM”) software. More than 12,000 customers rely on Hyperion software to provide visibility into how their businesses are performing and to help them plan and model to improve that performance. We offer the industry’s only business performance management solution that integrates financial management applications with a business intelligence platform into a single system.

Business Performance Management builds on business intelligence (“BI”), which is commonly referred to as query, reporting, and analysis. Our solutions enable customers to collect, organize, and analyze data from disparate transaction systems such as accounting, billings, bookings, supply chain, sales force automation, and call centers. Employees at all levels across organizations – in the finance department and beyond – use our products to understand their company’s unique business drivers, align goals across the organization, monitor performance against these goals, and make adjustments as insights and opportunities arise to gain a competitive advantage.

In September 2005, Hyperion released Hyperion System 9 (“System 9”), the only performance management system that integrates a modular suite of financial management applications with a BI platform. System 9 enables business users to report the past, monitor the present, and anticipate the future – activities that are required for corporations to thrive in today’s business environment. System 9 also helps control information technology (“IT”) complexity by eliminating the need for multiple BI systems and reporting tools.

In May 2006, Hyperion completed the acquisition of certain assets of privately held UpStream Software, a leading provider of data readiness and guided workflow solutions used to track the movement of financial information. We subsequently launched Hyperion System 9 Financial Data Quality Management (“Hyperion FDM”), which enables customers to generate trustworthy financial data, improve visibility of financial data management processes, save time in critical financial processes, and lower the overall cost of compliance. Hyperion is the first BPM vendor to deliver a packaged solution for financial data quality management.

Hyperion is headquartered in Santa Clara, California. We serve customers in 45 countries through our direct field organization and our network of more than 600 partners worldwide. As of June 30, 2006, Hyperion employed 2,720 people globally.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

We derive revenues from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end-user, concurrent user, or central processing unit basis.

We record revenue from licensing our software products to end-users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable and delivery of the product has occurred, as prescribed by Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). For arrangements with multiple elements and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with Statement of Position No. 98-9, “Modifications of SOP 97-2 with Respect to Certain

Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rates included in the agreements.

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not generally require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.” VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed. License revenue from resellers or distributors is recognized upon evidence of sell-through to the end customer. If we determine that collection of a license fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

Stock-Based Compensation

On July 1, 2005, Hyperion adopted SFAS 123(R) using the modified prospective method. SFAS 123(R) addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” Staff Accounting Bulletin No. 107, and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for our pro forma disclosures of net earnings for periods prior to the adoption of SFAS 123(R). Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted.

In fiscal 2005 and 2004, Hyperion expensed stock-based awards under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and applied the disclosure provisions of SFAS 123. During these periods we recognized expense only for restricted stock and for stock options issued with exercise price set below market price on the date of grant. The measurement and expense attributions methods are different under SFAS 123(R) and under APB 25, and therefore the expenses recorded under these standards are not comparable.

The following table presents stock compensation expense recognized in accordance with SFAS 123(R) during fiscal 2006 as compared with the stock-based compensation expense recognized under APB 25 during fiscal years 2005 and 2004:

			Stock-Based
			Compensation
	Stock-Based Compensation Expensed under		Expensed under
	SFAS 123(R)		APB 25
	Year Ended	Percent of	Year Ended	Percent	Year Ended	Percent
	June 30,	Total	June 30,	of Total	June 30,	of Total
(In thousands)	2006	Expense	2005	Expense	2004	Expense

Cost of revenues:
Software licenses	$32	-	$-	-	$-	-
Maintenance and services	3,579	12%	140	5%	151	4%
Sales and marketing	14,105	45%	1,257	45%	1,299	30%
Research and development	6,935	22%	394	14%	453	10%
General and administrative	6,452	21%	1,019	36%	2,448	56%

Total stock-based compensation	$31,103	100%	$2,810	100%	$4,351	100%

Accounts Receivable Allowances

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness, and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect our future ability to collect outstanding receivables, we may record additional provisions for accounts receivable allowances. We record the provision for accounts receivable allowances either as a reduction of revenue or in general and administrative expense in order to match the underlying cause of the provision to the appropriate classification in our consolidated statements of operations.

Our accounts receivable allowance was $10.4 million at June 30, 2006, and $10.1 million at June 30, 2005. The total provision for accounts receivable allowances was $6.8 million, $6.1 million, and $8.1 million in fiscal 2006, 2005, and 2004, respectively. Of these provisions, $0.1 million, $0.1 million, and $1.4 million were recorded in general and administrative expense in fiscal 2006, 2005, and 2004, respectively, and $6.7 million, $6.0 million, and $6.7 million were recorded as a reduction of revenue in fiscal 2006, 2005, and 2004, respectively.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which, using an asset and liability approach, requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not contemplated.

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

Our accounting for income taxes also requires us to exercise judgment for issues relating to known matters under discussion with tax authorities and transactions yet to be settled. As a result, we maintain a tax liability for contingencies and regularly assess the adequacy of this tax liability. We record liabilities for known tax contingencies when, in our judgment, it is estimable and probable that a liability has been incurred. It is possible that actual amounts payable resulting from audits by tax authorities could be materially different from the liabilities we have recorded due to the complex nature of the tax legislation that affects us.

Valuation of Goodwill, Intangibles, and Long-Lived Assets

We account for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review is performed annually in the fourth quarter of the fiscal year. We have determined that we have only a single reporting unit, and we are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using our market capitalization.

We account for finite-lived intangibles and long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the assets or the strategy for our overall business; (iii) significant decrease in the market value of the assets; and (iv) significant negative industry or economic trends. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term. During the fourth quarter of fiscal 2006, Hyperion recorded an impairment charge of $1.0 million related to one of its equity investments, which had been recorded at cost and is included in interest and other expense in the consolidated statement of operations.

RESULTS OF OPERATIONS

The following table presents selected financial data for the periods indicated as a percentage of total revenue:

	Year Ended June 30,
		Percent of		Percent of		Percent of
		Total		Total		Total
(In thousands)	2006	Revenue	2005	Revenue	2004	Revenue

REVENUES
Software licenses	$295,117	39%	$273,408	39%	$240,096	39%
Maintenance and services:
Maintenance	328,818	43%	299,093	42%	264,866	42%
Consulting and training	141,297	18%	130,092	19%	117,238	19%

	470,115	61%	429,185	61%	382,104	61%

TOTAL REVENUES	765,232	100%	702,593	100%	622,200	100%

COSTS AND EXPENSES
Cost of revenues:
Software licenses	17,802	2%	16,136	2%	13,362	2%
Maintenance and services	174,868	23%	158,272	23%	147,816	24%
Sales and marketing	294,670	39%	255,182	36%	225,951	36%
Research and development	116,309	15%	104,108	15%	96,240	16%
General and administrative	70,245	9%	68,056	10%	63,621	10%
Restructuring charges	4,319	1%	6,048	1%	4,202	1%
In-process research and development	-	-	-	-	2,300	0%

TOTAL COSTS AND EXPENSES	678,213	89%	607,802	87%	553,492	89%

OPERATING INCOME	87,019	11%	94,791	13%	68,708	11%
Interest and other income	13,063	2%	7,844	1%	4,283	0%
Interest and other expense	(1,298)	0%	(53)	0%	(1,230)	0%
Loss on redemption of debt	-	-	-	-	(936)	0%

INCOME BEFORE INCOME TAXES	98,784	13%	102,582	14%	70,825	11%

Income tax provision	35,692	5%	35,903	5%	27,055	4%

NET INCOME	$63,092	8%	$66,679	9%	$43,770	7%

	Year Ended June 30,
				2006-	2006-	2005-	2005-
				2005	2005	2004	2004
(In thousands)	2006	2005	2004	Change	%	Change	%

REVENUES
Software licenses	$295,117	$273,408	$240,096	$21,709	8%	$33,312	14%
Maintenance and services:
Maintenance	328,818	299,093	264,866	29,725	10%	34,227	13%
Consulting and training	141,297	130,092	117,238	11,205	9%	12,854	11%

	470,115	429,185	382,104	40,930	10%	47,081	12%

TOTAL REVENUES	765,232	702,593	622,200	62,639	9%	80,393	13%

COSTS AND EXPENSES
Cost of revenues:
Software licenses	17,802	16,136	13,362	1,666	10%	2,774	21%
Maintenance and services	174,868	158,272	147,816	16,596	10%	10,456	7%
Sales and marketing	294,670	255,182	225,951	39,488	15%	29,231	13%
Research and development	116,309	104,108	96,240	12,201	12%	7,868	8%
General and administrative	70,245	68,056	63,621	2,189	3%	4,435	7%
Restructuring charges	4,319	6,048	4,202	(1,729)	(29)%	1,846	44%
In-process research and development	-	-	2,300	-	-	(2,300)	(100)%

TOTAL COSTS AND EXPENSES	678,213	607,802	553,492	70,411	12%	54,310	10%

OPERATING INCOME	87,019	94,791	68,708	(7,772)	(8)%	26,083	38%
Interest and other income	13,063	7,844	4,283	5,219	67%	3,561	83%
Interest and other expense	(1,298)	(53)	(1,230)	1,245	2,349%	1,177	96%
Loss on redemption of debt	-	-	(936)	-	-	936	100%

INCOME BEFORE INCOME TAXES	98,784	102,582	70,825	(3,798)	(4)%	31,757	45%
Income tax provision	35,692	35,903	27,055	(211)	(1)%	8,848	33%

NET INCOME	$63,092	$66,679	$43,770	$(3,587)	(5)%	$22,909	52%

REVENUES

Total revenues increased 9% in fiscal 2006 compared to fiscal 2005. The growth in revenue from fiscal 2005 to fiscal 2006 was primarily attributed to strong growth in all geographies across all product areas and new customer revenues resulting from System 9, which was released in September 2005. Total revenues increased 13% in fiscal 2005 compared to fiscal 2004. The growth in revenue from fiscal 2004 to fiscal 2005 was primarily attributed to the growth in reporting, consolidations, and financial planning products and related services.

The change in foreign currency exchange rates unfavorably impacted total revenues in fiscal 2006 compared to fiscal 2005 by approximately $11.9 million due to the strengthening of the U.S. dollar against the Euro. The change in foreign exchange rates favorably impacted total revenues by approximately $13.7 million in fiscal 2005 compared to fiscal 2004 due to the increase in strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 11% in both fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004.

Software license revenue. Software license revenues increased 8% to $295.1 million in fiscal 2006 from $273.4 million in fiscal 2005. The increase in license revenue in fiscal 2006 compared to fiscal 2005 was primarily attributable to increased sales associated with the customer adoption of System 9. The majority of System 9 transactions were made to existing customers, and many of these customers purchased additional software in conjunction with their System 9 migration.

Software license revenues increased 14% to $273.4 million in fiscal 2005 from $240.1 million in fiscal 2004. The increase in software license revenue in fiscal 2005 is due to improved sales execution and an increase in demand for our products, primarily our financial applications and reporting products.

We market our products through our direct sales force and channel partners. To date, we have generated the majority of our license revenue through our direct sales force, but we continue to focus on complementing our direct sales force with channel partners, which include OEMs, VARs, system integrators, and independent distributors. License revenue from channel partners comprised 22% of total license revenues in fiscal 2006 compared to 26% in fiscal 2005 and 24% in fiscal 2004. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to large individual transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenues during the periods presented.

Maintenance and services revenue. Maintenance and services revenue increased 10% in fiscal 2006 compared to fiscal 2005, which was comprised of a 10% increase in maintenance revenue and a 9% increase in consulting and training revenue. Maintenance and services revenue increased 12% in fiscal 2005 compared to fiscal 2004, which was comprised of a 13% increase in maintenance revenue and an 11% increase in consulting and training revenue.

The increase in maintenance and services revenue in fiscal 2006 was primarily due to the increase in our customer base, improved renewal rates for maintenance, and higher utilization and billing rates. The increase in consulting revenue in fiscal 2006 was principally due to changes in sales compensation plans and higher utilization and billing rates.

The increase in maintenance revenue in fiscal 2005 was primarily attributable to our year-over-year growth of our installed customer base. The increase in consulting and training services revenue in fiscal 2005 was principally due to increased sales of consulting services resulting from an increase in licensing contracts during the fiscal year.

COST OF REVENUES

Cost of software license revenue. Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Cost of software license revenue increased 10% to $17.8 million in fiscal 2006 from $16.1 million in fiscal 2005. This increase was primarily due to an increase in royalties of $1.4 million, which resulted from different mixes of product sales year-over-year.

Cost of software license revenues increased 21% to $16.1 million in fiscal 2005 from $13.4 million in fiscal 2004 while software license revenue increased 14%. This increase was primarily due to the increase in amortization of acquired technologies related to the acquisition of QiQ Solutions in July 2004 and Razza Solution in January 2005.

Gross margin on software license revenue was consistent at 94% in fiscal 2006, fiscal 2005, and fiscal 2004.

In fiscal 2006, 2005, and 2004, we capitalized $6.7 million, $5.8 million, and $2.2 million of software development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). The amounts capitalized relate to localization costs for our software products. The amortization of capitalized software development costs begins upon the general release of the software to customers. Amortization of capitalized software development costs, which is included in cost of software license revenue, totaled $3.1 million, $2.7 million, and $2.3 million in fiscal 2006, 2005, and 2004, respectively. The significant level of spending on software product development costs in fiscal 2006 and fiscal 2005 was attributed to our increased focus on localizing Hyperion’s products for international markets in conjunction with our product releases in the U.S. Capitalized software product development costs are amortized over the estimated economic lives of the products, which is generally three years.

Cost of maintenance and services revenue. Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Cost of maintenance and services revenue increased 10% to $174.9 million in fiscal 2006 from $158.3 million in fiscal 2005. Cost of maintenance and services revenue increased in fiscal 2006 compared to fiscal 2005 due to a $10.4 million increase in employee expenses, which resulted from an increase in headcount and a $3.4 million increase in stock-based compensation expense recognized in accordance with SFAS 123(R). Cost of maintenance and services revenue also increased in fiscal 2006 compared to fiscal 2005 due to a $2.2 million increase in other external personnel costs, primarily associated with third-party consultants utilized to deliver consulting services to our customers and offshoring activities undertaken to supplement our support infrastructure, and a $3.3 million increase in travel and entertainment expenses. Maintenance and services headcount increased 8% from 795 employees at June 30, 2005, to 860 employees at June 30, 2006. In an effort to provide more expansive support in a cost-effective manner, during the third quarter of fiscal 2006, we expanded our offshore capabilities of our technical support staff. We currently provide technical support on a geographically distributed model that includes staff residing in the United States and India.

Cost of maintenance and services revenue increased 7% to $158.3 million in fiscal 2005 from $147.8 million in fiscal 2004. The increase in cost of maintenance and services revenue in fiscal 2005 compared to fiscal 2004 was principally due to a $5.7 million increase in employee expenses and a $1.5 million increase in subcontractor and other external personnel costs, which resulted primarily from increased revenue year-over-year. Maintenance and services headcount grew 4% to 795 employees at June 30, 2005, from 761 employees at June 30, 2004.

Gross margin on maintenance and services revenue was 63% in fiscal 2006 compared to 63% in fiscal 2005 and 61% in fiscal 2004. The increase in gross margin from fiscal 2004 to fiscal 2005 was due to increased utilization rates and, to a lesser extent, due to a higher mix of maintenance revenue as a percentage of total maintenance and services revenues.

OPERATING EXPENSES

Sales and marketing. Sales and marketing expense primarily consists of employee compensation, benefits, and related costs of our sales and marketing personnel, sales commissions, marketing programs, and occupancy and equipment costs. Sales and marketing expense increased 15% to $294.7 million in fiscal 2006 from $255.2 million in fiscal 2005. Sales and marketing expense increased in fiscal 2006 compared to fiscal 2005 primarily due to a $35.8 million increase in employee expenses, of which $20.9 million was due to an increase in employee compensation costs, which resulted from an increase in headcount and a $12.8 million increase in stock-based compensation expense recognized in accordance with SFAS 123(R). Sales and marketing expenses also increased in fiscal 2006 compared to fiscal 2005 due to a $3.0 million increase in marketing costs primarily from demand generation activities associated with the System 9 release. Sales and marketing headcount increased 11% from 876 employees at June 30, 2005, to 970 employees as of June 30, 2006.

Sales and marketing expense increased 13% to $255.2 million in fiscal 2005 from $226.0 million in fiscal 2004. This increase was mainly due to a $19.8 million increase in total employee expenses, both fixed and variable compensation, a $1.8 million increase in marketing expenses, and a $1.8 million increase in travel and entertainment expenses in fiscal 2005 compared to fiscal 2004. Sales and marketing headcount grew 5% to 876 employees at June 30, 2005, from 835 employees at June 30, 2004.

Research and development. Research and development expense primarily consists of employee compensation, benefits, and related costs of our engineering staff, external personnel costs, and occupancy and equipment costs. Our research and development activities are focused on the development of new products, enhancements of existing products, and quality assurance activities. We account for research and development costs in accordance with SFAS 86, which specifies that costs incurred internally from the research and development of computer software products should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility of our software products is reached shortly before the products are released to customers. Costs that are incurred after establishment of technological feasibility other than those related to our localization efforts are not material, and therefore, we expense all research and development costs as they are incurred.

Research and development expense increased 12% to $116.3 million in fiscal 2006 from $104.1 million in fiscal 2005. The increase in research and development expense in fiscal 2006 compared to fiscal 2005 resulted primarily from a $6.7 million increase in employee expenses, of which $6.5 million was due to an increase in stock-based compensation expense recognized in accordance with SFAS 123(R). Research and development expense also increased in fiscal 2006 compared to fiscal 2005 due to an increase in external personnel costs of $5.1 million, resulting in part from our engineering offshoring activities as well as the utilization of subcontractors to meet the demands of our product releases. Within our cost structure for research and development, we have engineering offshore contracts in India and Belarus that employ approximately 300 consultants, who are not included in our employee headcount. Research and development headcount decreased 3% from 509 employees at June 30, 2005, to 495 employees at June 30, 2006.

Research and development expense increased 8% to $104.1 million in fiscal 2005 from $96.2 million in fiscal 2004. Although research and development headcount decreased 4% from 531 employees at June 30, 2004, to 509 employees at June 30, 2005, the increase in overall expenses was mainly attributable to a $3.3 million increase in employee expenses and a $3.8 million increase in subcontractor and other external personnel costs. These increases reflect our continued investment in talented engineers who are needed to develop our newest product offerings and enhance our existing solutions. In fiscal 2005, we expanded our research and development capacity by entering into engineering offshore contracts in India and Belarus. At June 30, 2005, we utilized approximately 200 engineering consultants who are not included in our headcount figure of 509 employees.

General and administrative. General and administrative expense primarily consists of employee salaries and related costs, professional fees, and occupancy and equipment costs. General and administrative expense increased 3% to $70.2 million in fiscal 2006 from $68.1 million in fiscal 2005. General and administrative expense increased in fiscal 2006 compared to fiscal 2005 primarily due to a $5.4 million increase in stock-based compensation expense recognized in accordance with SFAS 123(R). This increase was partially offset by a $1.7 million decrease in employee expenses largely due to the decrease in headcount and a $1.4 million decrease in occupancy and telecommunications costs. In addition, we received proceeds of $1.0 million from an insurance claim for actual litigation costs incurred. General and administrative headcount decreased 2% from 396 employees at June 30, 2005, to 387 employees at June 30, 2006.

General and administrative expense increased 7% to $68.1 million in fiscal 2005 from $63.6 million in fiscal 2004. This increase was principally due to a $6.2 million increase in professional services related to our compliance efforts associated with Section 404 of the Sarbanes-Oxley Act and various legal matters. This increase was offset by a $1.3 million decrease in bad debt expense. General and administrative headcount grew 7% to 396 employees at June 30, 2005, from 370 employees at June 30, 2004.

RESTRUCTURING AND OTHER CHARGES

During fiscal 2006, we received notification of departure from a tenant who decided not to renew its sublease contract on our leased facility in Egham, United Kingdom. The sublease with our tenant expires on August 29, 2006. Our original lease contract with the main landlord of the facility expires on March 13, 2021, with an option to exit the lease five years earlier on March 13, 2016. During the fourth quarter of fiscal 2006, we determined that we would not utilize the space that the subtenant will vacate at the end of August 2006 through the remainder of our lease term. Accordingly, we recorded a restructuring charge of $3.6 million during the fourth quarter ended June 30, 2006. These restructuring costs were accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included as a charge to Hyperion’s results of operations.

In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.7 million for employee severance benefits and $0.1 million for facility closure costs in fiscal 2006. These restructuring costs were accounted for under SFAS 146 and are included as a charge to Hyperion’s results of operations. Through June 30, 2006, we paid $0.5 million on this restructuring plan. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2006.

During fiscal 2005, we vacated our facilities in Sunnyvale and San Francisco, California. This resulted in a restructuring charge in fiscal 2005 of approximately $6.1 million. These restructuring costs, net of adjustments, were accounted for under SFAS 146. All amounts under this restructuring plan were substantially paid as of June 30, 2005.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. As a result of this initiative, in July 2004, we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. All amounts under this restructuring plan were substantially paid as of June 30, 2005.

In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In fiscal year 2005, Hyperion adjusted the restructuring charges recorded in fiscal 2004 by $(0.5) million, which is included as a credit to Hyperion’s results of operations and resulted from a change in the estimate of sublease income primarily related to the Santa Clara, California facility. Future cash payments related to the Brio restructuring plan are expected to be substantially completed by the end of June 2010.

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities. Future cash payments related to this restructuring plan are expected to be made through September 2008.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total

Accrual balance at June 30, 2003	$-	$13,358	$-	$1,850	$15,208
Restructuring charges	3,410	792	-	-	4,202
Cash payments	(3,299)	(2,073)	-	(91)	(5,463)

Accrual balance at June 30, 2004	111	12,077	-	1,759	13,947
Restructuring charges	1,029	4,850	646	-	6,525
Non-cash items	(5)	(241)	(646)	(9)	(901)
Cash payments	(1,040)	(7,447)	-	-	(8,487)

Accrual balance at June 30, 2005	95	9,239	-	1,750	11,084
Restructuring charges	666	3,717	-	-	4,383
Non-cash items	(1)	(104)	-	(1,619)	(1,724)
Cash payments	(493)	(2,304)	-	-	(2,797)

Accrual balance at June 30, 2006	$267	$10,548	$-	$131	$10,946

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Total

Balance at June 30, 2003	$-	$-	$-	$-
Restructuring charges	4,767	26,588	4,719	36,074
Non-cash items	-	-	(4,719)	(4,719)
Cash payments	(3,263)	(4,181)	-	(7,444)

Balance at June 30, 2004	1,504	22,407	-	23,911
Restructuring credits	-	(477)	-	(477)
Non-cash items	(29)	(103)	-	(132)
Cash payments	(1,114)	(6,479)	-	(7,593)

Balance at June 30, 2005	361	15,348	-	15,709
Restructuring charges (credits)	(66)	2	-	(64)
Non-cash items	196	(16)	-	180
Cash payments	(474)	(3,482)	-	(3,956)

Balance at June 30, 2006	$17	$11,852	$-	$11,869

Of the total $22.8 million of restructuring accruals, $6.9 million is accounted for in “Restructuring liabilities” as current liabilities and $15.9 million is included in “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheet as of June 30, 2006. The restructuring costs recorded are based on Hyperion’s restructuring plans that have been committed to by management and are subject to refinement.

IN-PROCESS RESEARCH AND DEVELOPMENT

In fiscal 2006, no amount was allocated to in-process research and development costs (“IPR&D”) as a result of our acquisition of UpStream Software in May 2006. In fiscal 2005, no amount was allocated to IPR&D expense as a result of our acquisitions of QIQ Solutions in July 2004 or Razza Solutions in January 2005. During fiscal 2004, in connection with our acquisition of Brio, we recorded a charge of $2.3 million for the write-off of IPR&D related to the Brio 8 product line operations because the purchased research and development had no alternative uses and had not reached technological feasibility. The fair value assigned to IPR&D was determined using the income approach. The stage of completion for the project was estimated to determine the discount rate of 20% to be applied to the valuation of the in-process technology. The assumptions used in determining the value of IPR&D has been consistent with actual results to date.

INTEREST AND OTHER INCOME

Interest and other income consist primarily of interest earned on cash, cash equivalents, and our short-term investment portfolio. Interest and other income increased 67% to $13.1 million in fiscal 2006 from $7.8 million in fiscal 2005 partially due to increases in interest rates and increases in average balances of cash, cash equivalents, and short-term investments. In addition, in fiscal 2006, we recorded a gain of $1.0 million on the sale of a 1.7-acre property owned in Stamford, Connecticut, which was sold to the Connecticut Department of Transportation under eminent domain. Interest and other income increased 83% to $7.8 million in fiscal 2005 from $4.3 million in fiscal 2004 primarily due to increases in interest rates and increases in balances of cash, cash equivalents, and short-term investments.

INTEREST AND OTHER EXPENSE

Interest and other expense consist primarily of asset impairment charges, interest, and amortization of deferred debt issuance costs related to our convertible subordinated notes. Interest and other expense increased to $1.3 million in fiscal 2006 from $0.1 million in fiscal 2005 primarily due to an impairment charge of $1.0 million recognized on one of our equity investments, which had been recorded at cost. Interest and other expense decreased 96% to $0.1 million in fiscal 2005 from $1.2 million in fiscal 2004 primarily due to the redemption in fiscal 2004 of our convertible subordinated notes with face value totaling $50.0 million.

LOSS ON REDEMPTION OF DEBT

During the second quarter of fiscal 2004, we redeemed our remaining convertible subordinated notes with face values totaling $50.0 million. This redemption resulted in the recognition of a loss of $0.9 million in fiscal 2004, which was comprised of the 1.286% redemption premium paid as well as the write-off of associated deferred debt issuance costs.

INCOME TAX PROVISION

Our effective income tax rate was 36% in fiscal 2006 compared to 35% in fiscal 2005 and 38% in fiscal 2004. The higher effective income tax rate in fiscal 2006 compared to fiscal 2005 is primarily due to the impact of stock-based compensation resulting from SFAS 123(R), and the expiration of the federal research and development credit on December 31, 2005, which were offset by an increase in the benefit of tax-exempt interest. The lower effective income tax rate in fiscal 2005 compared to fiscal 2004 is primarily due the one-time charge of Brio IPR&D, which occurred in fiscal 2004, and the increases in the benefits of the tax-exempt interest, extraterritorial income exclusion, and research and development tax credits which occurred in fiscal 2005.

NET INCOME

We generated net income of $63.1 million, or $1.04 per diluted share, in fiscal 2006 compared to net income of $66.7 million, or $1.08 per diluted share, in fiscal 2005 and net income of $43.8 million, or $0.73 per diluted share, in fiscal 2004. Net income in fiscal 2006 includes the impact of expensing stock-based compensation as a result of our adoption of SFAS 123(R). Stock compensation expense of $31.1 million was recognized in fiscal 2006 compared to $2.8 million recognized in fiscal 2005 and $4.4 million recognized in fiscal 2004.

Our strongest quarter is typically our fourth fiscal quarter. Based on historical seasonality trends, we expect revenue and related sales compensation expenses to decrease in the first fiscal quarter. In addition, we expect first quarter results to be impacted by the general lower economic activity in Europe during the summer months.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,
(In thousands)	2006	2005	2004

Cash and cash equivalents	$166,055	$170,740	$172,261
Short-term investments	271,228	270,008	195,914
Working capital	292,390	330,220	273,983

	Year Ended June 30,
(In thousands)	2006	2005	2004

Net cash provided by operating activities	$154,539	$130,689	$86,461
Net cash provided by (used in) investing activities	(68,248)	(114,970)	35,558
Net cash used in financing activities	(91,286)	(16,467)	(121,354)

At June 30, 2006, we had $166.1 million in cash and cash equivalents and $271.2 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, state and municipal bonds, and other highly-liquid securities. At June 30, 2006, our working capital was $292.4 million.

We intend to fund our capital requirements, as well as our liquidity needs, with existing cash, cash equivalents, and short-term investment balances as well as cash generated from future operations, if any. However, capital requirements will depend on many factors, including our rate of revenue growth, market acceptance of our products, the timing and extent of development projects, and increases in operating expenses, all of which are subject to uncertainty. We believe that our existing cash, cash equivalent, short-term investment balances, and cash generated from our future operations, if any, will be sufficient to finance our business for at least the next 12 months. To the extent that existing cash, cash equivalent, and short-term investment balances and cash generated by operations are insufficient to fund future activities, we may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms favorable to us or at all. In addition, our ability to generate positive cash flows from operations may be impacted by changes in customer demand and acceptance of our products as well as our ability to manage operating expenses and achieve further operational efficiencies.

During fiscal 2006, we adopted SFAS 123(R), which requires that the benefits of tax deductions for employee stock options in excess of recognized compensation cost be reported as cash flow from financing activities rather than as cash flow from operations as previously required under Emerging Issues Task Force Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” In addition, Hyperion elected to establish its pool of windfall tax benefits under the “long-form” method, and therefore, has calculated such amount as if stock-based compensation had been recognized under pro forma FAS 123 and FAS 123(R).

In fiscal 2006, 2005, and 2004, we generated positive cash flow from operations of $154.5 million, $130.7 million, and $86.5 million, respectively. In fiscal 2006, our operating cash flows resulted primarily from the net income generated during the period of $63.1 million, the positive impact of non-cash items reflected in net income such as depreciation and amortization expense of $33.9 million and stock-based compensation of $31.1 million, an increase in deferred revenue of $27.9 million, and an increase in accounts payable and accrued liabilities of $20.3 million. These increases were partially offset by an increase in accounts receivable of $43.7 million due to the increased revenue in the fourth quarter of fiscal 2006. In fiscal 2005, our operating cash flows resulted primarily from the net income generated during the period of $66.7 million, an increase in income taxes payable of $15.3 million, and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense of $34.5 million, and income tax benefit from stock option exercises of $11.2 million. These increases were partially offset by an increase in accounts receivable of $13.7 million due to increased revenue in the fourth quarter of fiscal 2005 and a decrease in accounts payable and accrued liabilities of $8.2 million. Our operating cash flows in fiscal 2004 were primarily the result of the net income generated during the period of $43.8 million, an increase in income taxes payable of $22.7 million, and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense of $32.5 million and income tax benefit from stock option exercises of $15.5 million. These increases were partially offset by an increase in accounts receivable of $20.0 million and a decrease in accounts payable and accrued liabilities of $9.6 million.

Net cash provided by (used in) investing activities amounted to $(68.2) million, $(115.0) million, and $35.6 million in fiscal 2006, 2005, and 2004, respectively. The net cash used in investing activities in fiscal 2006 resulted primarily from purchases of property and equipment of $21.2 million and payments for acquisitions, net of cash acquired, of $37.0 million. The payment for acquisitions in fiscal 2006 related primarily to our acquisition of UpStream Software in May 2006. The net cash used in investing activities in fiscal 2005 resulted primarily from our purchases of investments, net of sales and maturities, of $76.4 million, purchases of property and equipment of $24.6 million, and payments for acquisitions of $8.2 million. The payments for acquisitions in fiscal 2005 related to our acquisition of QIQ Solutions in July 2004 and Razza Solutions in January 2005. The net cash provided by investing activities in fiscal 2004 resulted primarily from purchases of property and equipment of $22.6 million and payments for acquisitions, net of cash acquired, of $6.9 million, which were partially offset by proceeds from sales and maturities of investments, net of purchases, of $67.1 million. The payments for acquisitions in fiscal 2004 related primarily to our acquisition of Brio in October 2003. Our capital expenditures in fiscal 2006, 2005, and 2004 consisted primarily of purchases of resources to manage our operations, including computer hardware, software, and leasehold improvements. From time to time, we may acquire other companies or assets to enhance our product offerings or expand our distribution network, and in future periods, we may use our existing cash, cash equivalents, and short-term investments and cash generated from future operations to fund additional business acquisitions.

Net cash used in financing activities was $91.3 million, $16.5 million, and $121.4 million in fiscal 2006, 2005, and 2004, respectively. The cash used in financing activities in fiscal 2006 was due to $144.9 million of repurchases of our common stock under repurchase programs authorized by our Board of Directors in May 2005 and April

2006. These cash outflows were partially offset by $48.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans and $5.5 million of income tax benefit from the exercise of stock options. The cash used in financing activities in fiscal 2005 was due to $84.0 million of repurchases of our common stock under repurchase programs authorized by our Board of Directors in May 2004 and May 2005. This cash outflow was partially offset by $67.6 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans. The cash used in financing activities in fiscal 2004 resulted from $50.7 million paid to redeem our remaining outstanding convertible subordinated notes, which was authorized by our Board of Directors in October 2003, and $131.0 million of repurchases of our common stock under repurchase programs authorized by our Board of Directors in July 2003 and May 2004. These cash outflows were partially offset by $60.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans.

On May 20, 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. No authorized funds remain under this repurchase program. On May 16, 2005, the Board of Directors authorized an additional $125.0 million. No authorized funds remain under this repurchase program. On April 20, 2006, the Board of Directors approved a third stock repurchase program of $100.0 million. As of June 30, 2006, the remaining authorized amount for stock repurchases under the program was $65.0 million. We expect to continue to repurchase shares of common stock under this plan in fiscal 2007, subject to market conditions and other factors.

The following table summarizes our future minimum lease payments under all non-cancelable lease and purchase obligations with terms in excess of one year, as of June 30, 2006, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due in
	Total				Fiscal 2012
	Payments		Fiscal 2008	Fiscal 2010	and
	Due	Fiscal 2007	and 2009	and 2011	Thereafter

Operating lease obligations [1]	$109,931	$24,905	$38,605	$19,498	$26,923
Capital lease obligations [2]	984	362	622	-	-
Purchase obligations [3]	1,092	1,092	-	-	-

	$112,007	$26,359	$39,227	$19,498	$26,923

[1]	Excludes minimum sublease rentals aggregating approximately $12.2 million due in the future under non-cancelable subleases.

[2]	Represents remaining payments under capital leases of computer equipment, including $0.1 million of imputed interest.

[3]	Represents amounts associated with agreements that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payment.

See Note 13 of our Notes to Consolidated Financial Statements for further information regarding our lease commitments.

In connection with the UpStream acquisition, Hyperion may be required to pay up to a maximum of $4.0 million in performance payments through fiscal year 2008, based on the achievement of revenue targets.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as defined in Regulation S-K Item 303 (a)(4) as of June 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective for us in the first quarter of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We are currently evaluating the impact of FIN 48 on our consolidated financial statements. We currently recognize an uncertain income tax position related to the timing of recognition if we are more likely than not to prevail. For uncertain income tax positions not related to timing of recognition, we recognize the position if it is probable that we will prevail. Since the standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used, our adoption of FIN 48 could have a significant impact on our financial statements as we may be required to record additional income tax increases or decreases from uncertain tax positions.

In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 in the first quarter of fiscal 2007 to have a material impact on our results of operations or financial position.

In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. As a result, Hyperion has elected the “long-form” method to establish its APIC pool required under FAS 123(R) for fiscal year ended June 30, 2006.

In June 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by Hyperion in the first quarter of fiscal 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of sixty days or less. We do not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect when the contracts mature.

Net foreign exchange transaction gains and losses were not material for fiscal 2006, 2005, and 2004. As of June 30, 2006, and June 30, 2005, we had net forward contracts to sell U.S. dollar equivalent of $25.3 million and $27.7 million, respectively, in foreign currency. Principal currencies hedged included the Euro, British pound, Japanese yen, and Singapore dollar. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.

The change in foreign currency exchange rates unfavorably impacted total revenues in fiscal 2006 compared to fiscal 2005 by approximately $11.9 million primarily due to the strengthening of the U.S. dollar against the Euro. The change in foreign currency exchange rate favorably impacted total revenues in fiscal 2005 compared to fiscal 2004 by approximately $13.7 million primarily due to the increase in strength of the Euro against the U.S. dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 11% in both fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At June 30, 2006, and June 30, 2005, our short-term investments consisted of investment-grade debt securities with a fair value of $271.2 million and $270.0 million, respectively. The portfolio is invested in securities with relatively short duration to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hyperion Solutions Corporation:

We have completed integrated audits of Hyperion Solutions Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Hyperion Solutions Corporation and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended June 30, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
August 31, 2006

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$166,055	$170,740
Short-term investments	271,228	270,008
Accounts receivable, net of allowances of $10,370 and $10,053	180,384	141,045
Deferred tax assets	10,869	10,976
Prepaid expenses and other current assets	35,205	28,157

TOTAL CURRENT ASSETS	663,741	620,926
Property and equipment, net	76,221	74,911
Goodwill	157,208	137,898
Other intangible assets, net	38,525	29,811
Deferred tax assets	40,956	30,287
Other assets	5,669	5,603

TOTAL ASSETS	$982,320	$899,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,014	$56,657
Accrued employee compensation and benefits	68,243	53,298
Income taxes payable	47,009	32,703
Deferred revenue	171,142	140,772
Restructuring liabilities	6,943	7,276

TOTAL CURRENT LIABILITIES	371,351	290,706
Long-term restructuring liabilities and other	21,384	24,830

TOTAL LIABILITIES	392,735	315,536

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock - $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock - $0.001 par value; 300,000 shares authorized; 58,301 and 60,153 shares issued and outstanding	58	60
Additional paid-in capital	534,716	489,137
Deferred stock-based compensation	-	(4,393)
Retained earnings	57,142	100,491
Accumulated other comprehensive loss	(2,331)	(1,395)

TOTAL STOCKHOLDERS’ EQUITY	589,585	583,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$982,320	$899,436

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended June 30,
	2006	2005	2004

REVENUES
Software licenses	$295,117	$273,408	$240,096
Maintenance and services	470,115	429,185	382,104

TOTAL REVENUES	765,232	702,593	622,200

COSTS AND EXPENSES
Cost of revenues:
Software licenses	17,802	16,136	13,362
Maintenance and services	174,868	158,272	147,816
Sales and marketing	294,670	255,182	225,951
Research and development	116,309	104,108	96,240
General and administrative	70,245	68,056	63,621
Restructuring charges	4,319	6,048	4,202
In-process research and development	-	-	2,300

TOTAL COSTS AND EXPENSES	678,213	607,802	553,492

OPERATING INCOME	87,019	94,791	68,708

Interest and other income	13,063	7,844	4,283
Interest and other expense	(1,298)	(53)	(1,230)
Loss on redemption of debt	-	-	(936)

INCOME BEFORE INCOME TAXES	98,784	102,582	70,825

Income tax provision	35,692	35,903	27,055

NET INCOME	$63,092	$66,679	$43,770

Basic net income per share	$1.07	$1.12	$0.77
Diluted net income per share	$1.04	$1.08	$0.73

Shares used in computing basic net income per share	58,901	59,534	56,982
Shares used in computing diluted net income per share	60,484	61,886	59,631

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY & COMPREHENSIVE INCOME
(In thousands)

	Common							Accumulated
	Stock		Additional			Deferred		Other
		Par	Paid-in	Treasury Stock		Stock-Based	Retained	Comprehensive
	Shares	Value	Capital	Shares	Cost	Compensation	Earnings	Gain (Loss)	Total

Balance at June 30, 2003	54,981	$55	$278,321	823	$(10,847)	$(2,893)	$137,582	$(4,893)	$397,325
Comprehensive income:
Net income							43,770		43,770
Currency translation effect, net of tax								3,510	3,510
Unrealized losses on investments, net of tax								(90)	(90)

Total comprehensive income									47,190

Stock and options issued in connection with Brio acquisition	6,320	6	132,955			(7,113)			125,848
Stock issued under equity plans	3,721	4	51,656	(823)	10,847	(1,839)	(294)		60,374
Stock repurchased and retired	(5,910)	(6)	(43,896)				(87,143)		(131,045)
Amortization of deferred stock-based compensation						4,351			4,351
Income tax benefit from exercise of stock options			15,528						15,528

Balance at June 30, 2004	59,112	59	434,564	-	-	(7,494)	93,915	(1,473)	519,571
Comprehensive income:
Net income							66,679		66,679
Currency translation effect, net of tax								(183)	(183)
Unrealized gains on investments, net of tax								261	261

Total comprehensive income									66,757

Stock issued under equity plans	4,146	4	68,184			(392)	(227)		67,569
Stock repurchased and retired	(3,105)	(3)	(24,157)				(59,876)		(84,036)
Amortization of deferred stock-based compensation						2,810			2,810
Reduction of deferred stock-based compensation due to stock option cancellations			(683)			683			-
Income tax benefit from exercise of stock options			11,229						11,229

Balance at June 30, 2005	60,153	60	489,137	-	-	(4,393)	100,491	(1,395)	583,900
Comprehensive income:
Net income							63,092		63,092
Currency translation effect, net of tax								176	176
Unrealized loss on investments, net of tax								(1,112)	(1,112)

Total comprehensive income									62,156

Stock issued under equity plans	2,746	3	48,865				(797)		48,071
Stock repurchased and retired	(4,598)	(5)	(39,207)				(105,644)		(144,856)
Stock-based compensation			31,080						31,080
Income tax benefit from exercise of stock options			9,234						9,234
Reclassification of deferred stock-based compensation			(4,393)			4,393			-

Balance at June 30, 2006	58,301	$58	$534,716	-	$-	$-	$57,142	$(2,331)	$589,585

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,092	$66,679	$43,770
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on redemption of debt	-	-	936
(Gain) loss on sale of assets	(990)	80	170
Loss on impairment of investment	1,000	-	-
Depreciation and amortization	33,878	34,460	32,507
Stock-based compensation	31,103	2,810	4,351
Provision for accounts receivable allowances	6,847	6,056	8,118
Deferred tax assets	(7,062)	841	(2,999)
Income tax benefit from exercise of stock options	3,735	11,229	15,528
In-process research and development	-	-	2,300
Changes in operating assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(43,659)	(13,703)	(20,030)
Prepaid expenses and other current assets	(5,717)	(527)	(10,816)
Other assets	(106)	1,416	2,029
Accounts payable and accrued liabilities	20,259	(8,213)	(9,631)
Accrued employee compensation and benefits	14,352	1,840	(26)
Income taxes payable	14,431	15,346	22,676
Deferred revenue	27,864	5,097	534
Restructuring liabilities	(341)	5,132	303
Long-term restructuring liabilities and other	(4,147)	2,146	(3,259)

Net cash provided by operating activities	154,539	130,689	86,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(343,120)	(509,314)	(164,886)
Proceeds from sales and maturities of investments	339,775	432,919	232,031
Purchases of property and equipment	(21,208)	(24,456)	(22,465)
Purchases of other intangible assets	(6,724)	(5,894)	(2,224)
Payments for acquisitions, net of cash acquired	(36,971)	(8,225)	(6,898)

Net cash provided by (used in) investing activities	(68,248)	(114,970)	35,558

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of debt	-	-	(50,683)
Purchases of common stock	(144,856)	(84,036)	(131,045)
Proceeds from issuance of common stock	48,071	67,569	60,374
Income tax benefit from exercise of stock options	5,499	-	-

Net cash used in financing activities	(91,286)	(16,467)	(121,354)

Effect of exchange rate on cash and cash equivalents	310	(773)	4,234

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,685)	(1,521)	4,899
Cash and cash equivalents at beginning of year	170,740	172,261	167,362

CASH AND CASH EQUIVALENTS AT END OF YEAR	$166,055	$170,740	$172,261

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$211	$31	$2,568
Cash paid for income taxes	$16,875	$8,733	$5,424
NON-CASH FINANCING ACTIVITIES:
Value of stock issued for acquisitions	$-	$-	$116,625
Deferred stock-based compensation from restricted stock issuance	$-	$479	$3,524

See accompanying notes to consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS

Hyperion Solutions Corporation is a provider of business performance management software. Our customers rely on Hyperion software to provide visibility into how their businesses are performing and to help them plan and model to improve that performance. Our solutions enable customers to collect, organize, and analyze data from disparate transaction systems such as accounting, billings, supply chain, sales force automation, and cell centers. We offer a business performance management (“BPM”) solution that integrates financial management applications with a business intelligence platform into a single system. Employees at all levels across organizations – in the finance department and beyond – use our products to understand their company’s unique business drivers, align goals across the organization, monitor performance against these goals, and make adjustments as insights and opportunities arise to gain a competitive advantage.

We serve customers in 45 countries and work with more than 600 partners to provide solutions to about 12,000 customer organizations worldwide. Hyperion is headquartered in Santa Clara, California, and employed 2,720 people globally as of June 30, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Hyperion and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated. Hyperion has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

On November 21, 2005, the Board of Directors approved a three-for-two stock dividend of our common stock payable on December 19, 2005, to stockholders of record as of December 1, 2005. Share and per share data for all periods presented have been adjusted to give effect to this stock dividend.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair value, goodwill and other intangible assets, income taxes, and contingencies. In addition, we use assumptions when employing the Black-Scholes option valuation model to estimate the fair value stock options granted. Hyperion bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

Revenue Recognition

We derive revenues from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on an end-user, concurrent user, or central processing unit basis.

We record revenue from licensing our software products to end-users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable and delivery of the product has occurred, as prescribed by Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). For arrangements with multiple elements and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with Statement of Position No. 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received in advance of revenue recognition are recorded as deferred revenue.

Maintenance agreements are generally twelve-month prepaid contracts that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rates included in the agreements.

Customers may also enter into arrangements that are typically on a time and materials basis for consulting and training services. Training services are generally prepaid prior to rendering the service. Consulting and training revenues are typically recognized as earned. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not generally require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.” VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately.

If the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered or services have been performed. License revenue from resellers or distributors is recognized upon evidence of sell-through to the end customer. If we determine that collection of a license fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

Foreign Currency

The functional currency of Hyperion’s international subsidiaries is their local currency. The financial statements of these subsidiaries are translated into United States dollars using the period-end exchange rates for assets and liabilities and average exchange rates for the period for revenues and expenses. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Foreign currency transaction gains and losses, derived from monetary assets and liabilities stated in a currency other than the functional currency, are recorded in the consolidated statements of operations. Foreign currency transaction gains and losses were not significant for the periods presented.

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

Stock-Based Compensation

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic method and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS 123(R) and investors and users of the financial statements in analyzing the information provided.

Following the guidance prescribed in SAB 107, on July 1, 2005, Hyperion adopted SFAS 123(R) using the modified prospective method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Restricted stock awards, restricted stock units, and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123(R). Stock options and restricted stock units generally vest over a four-year service period. Restricted stock awards generally vest over a three to four-year period and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors. Since our adoption of SFAS 123(R), there have been no changes to our equity plans.

Prior to July 1, 2005, Hyperion accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Accordingly, Hyperion generally was not required to recognize compensation cost for stock options issued to Hyperion’s employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123(R), we recognized compensation cost only for restricted stock awards and for stock options issued with exercise prices set below market prices on the date of grant. In fiscal 2005, we recognized compensation expense of $2.0 million for restricted stock awards and $0.8 million for stock options, which were charged to our consolidated statements of operations. In fiscal 2004, we recognized compensation expense of $1.1 million for restricted stock awards and $3.3 million for stock options, which were charged to our consolidated statements of operations. For the year ended 2005 and 2004, had Hyperion accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, Hyperion’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Year Ended June 30,
	2005	2004

Net income, as reported	$66,679	$43,770
Add: stock-based compensation expense included in reported net income, net of tax	1,826	2,741
Deduct: stock-based compensation expense determined under fair value method, net of tax	(16,879)	(19,074)

Net income, pro forma	$51,626	$27,437

Net income per share:
Basic – as reported	$1.12	$0.77
Basic – pro forma	$0.87	$0.48

Diluted – as reported	$1.08	$0.73
Diluted – pro forma	$0.84	$0.46

In the pro forma disclosures prior to the adoption of SFAS 123(R), Hyperion accounted for forfeitures upon occurrence.

Upon adoption of SFAS 123(R) in the first quarter of fiscal 2006, we recognized the compensation expense associated with awards granted on or after July 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of July 1, 2005, in our consolidated statements of operations. There were no significant capitalized stock-based compensation costs at June 30, 2006. Our deferred stock-based compensation balance of $4.4 million as of June 30, 2005, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as previously required under Emerging Issues Task Force Issue No. 0015, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”

The effect of recording stock-based compensation for the year ended June 30, 2006 was as follows:

Year Ended
June 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$22,708
Restricted stock awards and restricted stock units	4,480
Employee stock purchase plan	3,915

Total stock-based compensation	31,103
Tax effect on stock-based compensation	(9,580)

Net effect on net income	$21,523

Tax effect on:
Cash flow from operations	$(5,499)
Cash flow from financing activities	$5,499

Effect on earnings per share:
Basic	$0.37
Diluted	$0.36

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Year Ended June 30,
	2006	2005	2004

Stock option plans:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	45%	43%	53%
Risk free interest rate	4.48%	3.73%	2.29%
Expected term (in years)	4.1	4.4	5.0

Stock purchase plan:
Expected dividend yield	0%	0%	0%
Expected stock price volatility	35%	45%	52%
Risk free interest rate	4.46%	2.59%	1.08%
Expected term (in years)	0.5	0.5	0.5

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the year ended June 30, 2006, the average expected life was determined using the simplified approach described under SAB 107.

Cash and Cash Equivalents

Hyperion classifies highly-liquid investments with remaining maturities of three months or less at the time of purchase as cash equivalents. Cash equivalents are comprised primarily of investment-grade commercial paper and money market fund balances.

Short-Term Investments

Hyperion’s marketable investments are classified as available-for-sale securities and are reported at fair value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized holding gains and losses are reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, until realized. To date, unrealized gains and losses have not been material. Realized gains on available-for-sale securities are included in interest and other income in Hyperion’s consolidated statements of operations. Realized losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other expense in Hyperion’s consolidated statements of operations. The specific identification method is used to determine the cost of securities sold.

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

Accounts Receivable Allowances

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are based upon a review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are made at differing rates, based upon the age of the receivable. In determining these provisions, we analyze several factors, including: our historical collection experience, customer concentrations, customer credit-worthiness, and current economic trends. If the historical data used to calculate the accounts receivable allowances does not reflect our future ability to collect outstanding receivables, we may record additional provisions for accounts receivable allowances. We record the provision for accounts receivable allowances either as a reduction of revenue or in general and administrative expense in order to match the underlying cause of the provision to the appropriate classification in our consolidated statements of operations.

Hyperion’s accounts receivable allowance was $10.4 million at June 30, 2006, and $10.1 million at June 30, 2005. The total provision for accounts receivable allowances was $6.8 million, $6.1 million, and $8.1 million in fiscal 2006, 2005, and 2004, respectively. Of these provisions $6.7 million, $6.0 million, and $6.7 million were recorded as a reduction of revenue in fiscal 2006, 2005, and 2004, respectively, and $0.1 million, $0.1 million, and $1.4 million were recorded in general and administrative expense in fiscal 2006, 2005, and 2004, respectively,

Fair Value of Financial Instruments

The fair value of certain of Hyperion’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate cost because of their short maturities. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

Long-Lived Assets

Hyperion evaluates the recoverability of its long-lived assets, including property and equipment and certain identifiable intangible assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires Hyperion to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include:

•	Significant underperformance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the assets or the strategy for our overall business;

•	Significant decrease in the market value of the assets; and

•	Significant negative industry or economic trends

When Hyperion determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, it assesses the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. During the fourth quarter of fiscal 2006, Hyperion recorded an impairment charge of $1.0 million related to one of its equity investments, which had been recorded at cost and is included in interest and other expense in the consolidated statements of operations.

Fair value is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by our management that is commensurate with the risk inherent in our current business model. The assumptions supporting the cash flows, including the discount rates, are determined using management’s best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, Hyperion may be required to record additional impairment charges for these assets, and future results of operations could be adversely affected.

Goodwill

We account for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires us to review goodwill for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process and is performed annually in the fourth quarter of the fiscal year. We have determined that we have only a single reporting unit and are required to make estimates regarding the fair value of that reporting unit when testing for potential impairment. We estimate the fair value of our reporting unit using our market capitalization.

Product Development Costs

Hyperion begins capitalizing software product development costs only after establishing technological feasibility, and capitalization of costs ceases when the product is available for general release to customers. Amortization of these costs begins upon general release to customers and is computed using the straight-line method over the remaining estimated economic life of the products, which is generally three years. In accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” we capitalized $6.7 million, $5.8 million, and $2.2 million of software development costs in fiscal 2006, 2005, and 2004, respectively, and all of the costs capitalized relate to localization costs for Hyperion’s software products. Amortization of product development costs totaled $3.1 million, $2.7 million, and $2.3 million in fiscal 2006, 2005, and 2004, respectively.

Advertising Costs

Hyperion’s advertising costs are expensed as incurred. Advertising costs were $8.5 million, $6.7 million, and $3.5 million for fiscal 2006, 2005, and 2004, respectively.

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

During the preparation of its consolidated financial statements, Hyperion estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Hyperion then assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, a valuation allowance is established. To the extent Hyperion establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statements of operations.

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

Our accounting for income taxes also requires us to exercise judgment for issues relating to known matters under discussion with tax authorities and transactions yet to be settled. As a result, we maintain a tax liability for contingencies and regularly assess the adequacy of this tax liability. We record liabilities for known tax contingencies when, in our judgment, it is estimable and probable that a liability has been incurred. It is possible that actual amounts payable resulting from audits by tax authorities could be materially different from the liabilities we have recorded due to the complex nature of the tax legislation that affects us.

Concentration of Credit Risk

Financial instruments that potentially subject Hyperion to a concentration of credit risk are principally comprised of cash, cash equivalents, short-term investments, and accounts receivable. Regarding cash equivalents and short-term investments, Hyperion only invests in instruments with investment grade credit ratings. Hyperion places its investments for safekeeping with high-credit-quality financial institutions and, by policy, limits the amount of credit exposure from any one issuer.

For fiscal 2006, 2005, and 2004, Hyperion had no customers that accounted for 10% or more of total revenues. As of June 30, 2006, and June 30, 2005, Hyperion had no customers that accounted for 10% or more of gross accounts receivable. Hyperion does not require collateral from its customers prior to granting credit.

Net Income Per Share

Net income per share, which is also referred to as earnings per share (“EPS”), is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock awards, unvested restricted stock units, and shares issuable resulting from compensation withheld to purchase stock under the company’s employee stock purchase plan (“ESPP”), using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted net income per share if their effect would be antidilutive.

The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Year Ended June 30,
	2006	2005	2004

Net income	$63,092	$66,679	$43,770

Shares used in computing basic net income per share	58,901	59,534	56,982
Effect of potentially dilutive securities	1,583	2,352	2,649

Shares used in computing diluted net income per share	60,484	61,886	59,631

Basic net income per share	$1.07	$1.12	$0.77

Diluted net income per share	$1.04	$1.08	$0.73

For fiscal 2006, 2005, and 2004, stock option rights totaling 3.0 million shares, 1.2 million shares, and 1.3 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For fiscal 2004, 0.5 million shares of common stock issuable from conversion of Hyperion’s convertible subordinated notes have been excluded from the diluted EPS calculations because their effect would have been antidilutive. In the second quarter of fiscal 2004, all remaining outstanding convertible subordinated notes were redeemed.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following (in thousands):

	June 30,	June 30,	June 30,
	2006	2005	2004

Unrealized gain (loss) on available-for-sale securities	$(867)	$246	$(15)
Cumulative translation adjustment	(1,464)	(1,641)	(1,458)

	$(2,331)	$(1,395)	$(1,473)

Derivative Instruments and Hedging Activities

Hyperion adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on July 1, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the consolidated statements of operations to the extent effective and requires that Hyperion formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

From time to time, Hyperion utilizes foreign currency forward contracts to offset the risk associated with the effects of certain non-functional currency assets and liabilities. As a result, increases or decreases to these balances due to foreign exchange rate changes are offset by gains and losses on the forward contracts. Hyperion does not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in Hyperion’s consolidated statements of operations as interest and other income, and interest and other expense, respectively.

Net foreign exchange transaction gains and losses were not material for fiscal 2006, 2005, and 2004. At June 30, 2006, and June 30, 2005, Hyperion had net forward contracts to sell U.S. dollar equivalent of $25.3 million and $27.7 million, respectively, in foreign currency. Principal currencies hedged included the Euro, British pound, Japanese yen, and Singapore dollar.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective for us in the first quarter of fiscal 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. We are currently evaluating the impact of FIN 48 on our consolidated financial statements. We currently recognize an uncertain income tax position related to the timing of recognition if we are more likely than not to prevail. For uncertain income tax positions not related to timing of recognition, we recognize the position if it is probable that we will prevail. Since the standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used, our adoption of FIN 48 could have a significant impact on our financial statements as we may be required to record additional income tax increases or decreases from uncertain tax positions.

In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends Statement of Financial Accounting Standards No. 133,

“Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 in the first quarter of fiscal 2007 to have a material impact on our results of operations or financial position.

In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. As a result, Hyperion has elected the “long-form” method to establish its APIC pool required under FAS 123(R) for fiscal year ended June 30, 2006.

In June 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20 (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by Hyperion in the first quarter of fiscal 2007.

3.	BUSINESS COMBINATIONS

UpStream Software

In May 2006, Hyperion acquired certain assets of UpStream Software (“UpStream”), a Rochester, Michigan-based provider of data readiness and guided workflow solutions used to track the movement of financial information. Subsequent to our acquisition of UpStream, we integrated UpStream’s technology and re-branded it as Hyperion System 9 Financial Data Quality Management, which is designed to enable customers to generate trustworthy financial data, improve visibility of financial data management processes, save time in critical financial processes, and lower the overall cost of compliance.

Our acquisition of UpStream was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Hyperion’s consolidated statements of operations include the results of UpStream from the date of acquisition. The aggregate purchase price for the net assets of UpStream was cash of $36.0 million, of which, preliminarily, $21.5 million was allocated to goodwill and $15.2 million was allocated to other intangible assets, net of deferred maintenance of $0.7 million. In addition, Hyperion may be required to pay up to a maximum of $4.0 million in performance payments to the shareholders through fiscal year 2008, subject to the achievement of revenue targets. There was no in-process research and development expense recorded as a result of this acquisition. Pro forma results have not been presented as the impact of this acquisition was insignificant to the consolidated financial statements for all periods presented.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001, are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. Intangible assets acquired from UpStream are amortized over periods ranging from four to seven years. The fair value assigned to the acquired intangible assets was based on estimates and assumptions determined by management.

Acquisitions in Fiscal Year 2005

In July 2004, we acquired certain assets and assumed certain liabilities of QiQ Solutions Pty Limited, an Australian-based developer of management and reporting tools for the enterprise BI market. Also, in January 2005, we acquired substantially all of the assets of Razza Solutions, an Austin, Texas-based private software company offering a solution for synchronizing master data management across BPM including Business Intelligence platforms, financial and analytical applications, and transaction systems. These acquisitions were accounted for using the purchase method of accounting in accordance with SFAS 141. Hyperion’s consolidated statements of operations include the results of both QiQ and Razza from the date of acquisition. In aggregate, we paid $8.2 million for these two companies during the fiscal year ended June 30, 2005, of which approximately $2.0 million was allocated to goodwill. In fiscal 2006, we made additional payments of $1.0 million, in aggregate, for these two companies, and recorded these payments as additional goodwill. There was no in-process research and development expense recorded as a result of these acquisitions.

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

The aggregate purchase price was approximately $141.1 million, which consisted of approximately $14.0 million in cash, $133.0 million in Hyperion common stock and options, and $3.1 million in acquisition costs, which primarily consist of fees paid for financial advisory, legal, and accounting services. The value of the stock issued to Brio stockholders was based upon the average of the closing prices of one share of Hyperion’s common stock during the five trading days ending July 25, 2003, which was $18.45 (stock split-adjusted). The fair value of Hyperion’s stock-based awards issued to employees was estimated using a Black-Scholes option pricing model. The fair value of the stock-based awards was estimated assuming no expected dividends, an expected stock price volatility of 54%, a risk free interest rate of 2.51%, and an expected term of 3.56 years.

The intrinsic value allocated to unvested stock-based awards issued to employees was approximately $7.1 million and was recorded as deferred stock-based compensation. Since the acquisition date, deferred stock-based compensation was amortized over the remaining vesting periods of the awards. Upon adoption of SFAS 123(R), the remaining deferred stock-based compensation balance was reclassified to additional paid-in capital, and the remaining unrecognized compensation cost is being expensed on a straight-line basis over the remaining vesting periods of the awards in accordance with the provisions of SFAS 123(R).

In accordance with SFAS 141, Hyperion allocated the purchase price to tangible assets, intangible assets, in-process research and development, deferred compensation, and liabilities based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on estimates and assumptions determined by management.

Net of tax adjustments, which reduced goodwill by $3.5 million in fiscal 2006, the total purchase price has been allocated as follows (in thousands):

Current assets	$48,791
Property and equipment	9,493
Goodwill	117,663
Intangible assets	30,000
Deferred taxes	7,065
In-process research and development	2,300
Deferred compensation	7,113
Current liabilities	(16,565)
Deferred revenue	(28,717)
Restructuring costs	(36,074)

Total purchase price	$141,069

In performing the purchase price allocation, Hyperion considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future performance of Brio’s products. The fair values of intangible assets were estimated using the income approach for capitalized software and maintenance agreements, the royalty savings approach for patents and core technology, and the cost approach for customer contracts and related relationships and value added reseller relationships. The rates utilized to discount the net cash flows to their present values were based upon Hyperion’s weighted average cost of capital and range from 14% to 16%. These discount rates were determined after consideration of Hyperion’s rate of return on debt capital and equity, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the technology and assets acquired from Brio. Identifiable intangible assets purchased in the Brio acquisition consist of the following (in thousands, except for useful life):

	Fair	Useful Life
Identifiable Intangible Assets	Value	(In Years)

Capitalized software	$15,500	4
Patents and core technology	4,000	6
Maintenance agreements	4,400	5
Customer contracts and related relationships	6,000	4
Value added reseller relationships	100	1

Total	$30,000

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

Pro Forma Financial Information (Unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of Hyperion and Brio, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. The impact of the acquisition-related IPR&D charge of $2.3 million and restructuring charges of $3.6 million recorded in the second quarter of fiscal 2004 have been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The unaudited pro forma combined statement of operations data for the year ended June 30, 2004 combines (1) the results of Hyperion for the year ended June 30, 2004, which include the post-acquisition results of Brio for the period of October 16, 2003 to June 30, 2004 and (2) the pre-acquisition results of Brio for the period of July 1, 2003, to October 15, 2003. The pro forma amounts for the fiscal year ended June 30, 2004 are as follows (in thousands, except per share amounts):

Revenues	$653,049
Net income	39,878
Basic net income per share	1.02
Diluted net income per share	0.97

The Alcar Group, Inc.

In April 2003, Hyperion acquired substantially all of the assets and assumed certain liabilities of The Alcar Group, Inc., a strategic financial modeling software provider based in Skokie, Illinois. This acquisition was accounted for using the purchase method of accounting in accordance with SFAS 141. Hyperion’s consolidated statements of operations include the results of Alcar from the date of acquisition.

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

4.	INVESTMENTS

Investments consist of the following (in thousands):

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Tax-exempt auction rate securities	$33,900	$-	$-	$33,900
Tax-exempt variable rate demand notes	97,862	-	-	97,862
State and municipal bonds	140,383	-	(917)	139,466

Total	$272,145	$-	$(917)	$271,228

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Tax-exempt auction rate securities	$115,875	$-	$-	$115,875
Tax-exempt variable rate demand notes	89,320	-	-	89,320
State and municipal bonds	64,621	192	-	64,813

Total	$269,816	$192	$-	$270,008

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with maturities in excess of ninety days. At the end of the reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. Variable rate demand notes are long-term tax-exempt bonds that bear floating interest rates that are tied to a money market rate, and provide investors the option to tender or put securities at par on seven days notice, or in some cases within a day’s notice. Auction rate securities and variable rate demand notes are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	June 30,	June 30,
	2006	2005

Due within one year	$59,848	$23,099
Due after one year through five years	72,861	45,950
Due after five years through ten years	3,150	1,030
Due after ten years	135,369	199,929

Total	$271,228	$270,008

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

Gross realized gains and losses from the sale of investments were not material for fiscal 2006, 2005, and 2004.

We regularly review all of our investments for other-than-temporary declines in fair value. Our review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, as well as the severity and duration of the unrealized losses. When we determine that the decline in fair value of an investment below our accounting basis is other-than-temporary, we reduce the carrying value of the securities we hold and record a loss in the amount of such decline. No such reductions have been required during fiscal 2006, 2005, or 2004.

At June 30, 2006, we had the following available-for-sale securities that were in a continuous unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	June 30, 2006
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Municipal debt securities	$133,145	$(885)	$2,036	$(32)	$135,181	$(917)

Total	$133,145	$(885)	$2,036	$(32)	$135,181	$(917)

The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the creditworthiness of the issuers of our securities. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these securities.

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

Property and equipment consist of the following (in thousands):

	June 30,	June 30,	Useful Life
	2006	2005	(In years)

Building and building improvements	$35,205	$35,214	15	- 39
Leasehold improvements	14,413	14,537	2	- 15 [1]
Furniture and fixtures	8,518	9,611		7
Computer software	53,810	45,409	3	- 5
Computer equipment	36,570	35,400		2
Other equipment	4,135	4,663		3

Gross property and equipment	152,651	144,834

Accumulated depreciation and amortization	(80,057)	(73,723)
Land	3,627	3,800	N	/A

Net property and equipment	$76,221	$74,911

[1]	Lesser of lease term or useful life

Depreciation and amortization of property and equipment totaled $20.7 million, $21.6 million, and $23.1 million in fiscal 2006, 2005, and 2004, respectively.

6.	GOODWILL

The changes in the carrying amount of goodwill consist of the following (in thousands):

	June 30,	June 30,
	2006	2005

Balance at beginning of year	$137,898	$139,952
Acquisitions	22,478	3,116
Tax benefit related to acquisition of Brio	(3,524)	(5,484)
Effect of foreign currency translation	356	314

Balance at end of year	$157,208	$137,898

7.	OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2006			June 30, 2005
	Gross			Gross
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value

Product development costs	$16,963	$(6,912)	$10,051	$12,471	$(6,013)	$6,458
Acquired technologies	46,390	(21,879)	24,511	31,340	(14,348)	16,992
Other intangibles	10,564	(6,601)	3,963	10,616	(4,255)	6,361

Total	$73,917	$(35,392)	$38,525	$54,427	$(24,616)	$29,811

During fiscal 2006, 2005, and 2004, Hyperion capitalized product development costs of approximately $6.7 million, $5.8 million, and $2.2 million, respectively. Amortization of intangible assets totaled $13.2 million, $12.9 million, and $9.3 million, of which $3.1 million, $2.7 million, and $2.3 million related to product development costs, for fiscal 2006, 2005, and 2004, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods between one and seven years.

The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense

2007	$17,118
2008	10,736
2009	6,665
2010	3,237
2011 and thereafter	769

Total	$38,525

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	June 30,
	2006	2005

Accounts payable	$19,462	$12,180
Other accrued taxes	17,730	15,671
Other accrued liabilities	40,822	28,806

Total	$78,014	$56,657

9.	ACCRUED EMPLOYEE COMPENSATION AND BENEFITS

Accrued employee compensation and benefits consists of the following (in thousands):

	June 30,	June 30,
	2006	2005

Accrued management bonuses	$14,529	$14,037
Accrued sales commissions	25,509	13,507
Accrued vacation	10,855	10,476
Other accrued employee compensation and benefits	17,350	15,278

Total	$68,243	$53,298

10.	INCOME TAXES

Income before income taxes and income tax provision consist of the following (in thousands):

	Year Ended June 30,
	2006	2005	2004

Income before income taxes:
U.S.	$79,836	$75,292	$46,106
Non-U.S.	18,948	27,290	24,719

Total income before income taxes	$98,784	$102,582	$70,825

Income tax provision:
Current:
Federal	$35,041	$22,601	$19,416
State	6,161	3,845	3,110
Non-U.S.	5,052	10,975	8,923

Total current	46,254	37,421	31,449
Deferred:
Federal	(10,112)	(1,881)	(3,846)
State	(704)	1,221	(336)
Non-U.S.	254	(858)	(212)

Total deferred	(10,562)	(1,518)	(4,394)

Total income tax provision	$35,692	$35,903	$27,055

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred tax assets and liabilities consist of the following (in thousands):

	June 30,	June 30,
	2006	2005

Deferred income tax assets:
Net operating loss and credit carryforwards	$26,138	$26,071
Accounts receivable	3,726	3,845
Property and equipment	12,281	12,452
Intangible assets	5,402	3,596
Accrued expenses	7,532	7,131
Stock-based compensation	7,959	1,088

Gross deferred income tax assets	63,038	54,183
Valuation allowance	(8,803)	(10,424)

Realizable deferred income tax assets	54,235	43,759

Deferred income tax liabilities:
Product development costs	2,410	2,496

Net deferred income tax assets	$51,825	$41,263

The effective income tax rate varied from the statutory U.S. federal tax rate as follows:

	Year Ended June 30,
	2006	2005	2004

Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. tax benefit	4.0%	4.2%	4.0%
Tax-exempt interest	(3.7)%	(1.8)%	(1.2)%
Write-off of in-process R&D	-	-	1.2%
Stock-based compensation	3.1%	-	-
Non-U.S. operations, including export sales	(1.3)%	(1.8)%	(1.3)%
Net operating losses	(0.8)%	(0.2)%	0.3%
Other, net	(0.2)%	(0.4)%	0.2%

Effective income tax rate	36.1%	35.0%	38.2%

As of June 30, 2006, Hyperion has approximately $29.0 million of U.S. federal net operating loss carryforwards, which begin to expire in 2022, and $4.0 million of state net operating loss carryforwards, which begin to expire between 2007 and 2022. As of June 30, 2005, Hyperion had approximately $29.0 million and $6.0 million of federal and state net operating loss carryforwards, respectively. In addition, as of June 30, 2006, and June 30, 2005, Hyperion’s non-U.S. net operating loss carryforwards for income tax purposes were approximately $30.5 million and $34.5 million, respectively. For the non-U.S. net operating loss carryforwards, Hyperion believes that based upon the weight of available evidence, it is likely that the deferred tax assets will not be fully recognized and has, therefore, recorded a valuation allowance of $8.8 million and $10.4 million as of June 30, 2006, and June 30, 2005, respectively.

11.	LONG-TERM DEBT

In March 1998, Hyperion issued $100.0 million of 4.5% convertible subordinated notes, due March 2005. The notes were subordinated to all existing and future senior debt and were convertible into shares of Hyperion’s common stock at a conversion price (stock split-adjusted) of $37.57 per share. The notes were also redeemable at the option of Hyperion, in whole or in part, at any time on or after March 20, 2001, at 104.5% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case together with accrued interest. Each holder of the notes had the right, subject to certain conditions and restrictions, to require Hyperion to offer to repurchase all outstanding notes, in whole or in part, owned by such holder, at specified repurchase prices together with accrued interest upon the occurrence of certain events. Hyperion incurred $3.3 million of costs in connection with the issuance of the notes, which were deferred and included in other assets. These finance costs were being recognized as interest expense over the term of the notes using the straight-line method, which approximated the effective interest method. Interest on the notes began accruing March 16, 1998 and was payable semi-annually on March 15 and September 15.

During fiscal 2004, Hyperion redeemed its outstanding convertible subordinated notes with face values totaling $50.0 million. This redemption resulted in the recognition of a loss of $0.9 million in fiscal 2004, which was comprised of the 1.286% redemption premium paid as well as the write-off of associated deferred issuance costs.

12.	RELATED PARTY TRANSACTIONS

Hyperion’s President and Chief Executive Officer serves on the Board of Directors of Citrix Systems, Inc. In fiscal 2006, Citrix purchased approximately $1.7 million of software, maintenance, and services from Hyperion for their System 9 implementation. As of June 30, 2006, all amounts due from Citrix related to these sales had been paid.

A member of Hyperion’s Board of Directors serves on the Board of Directors of Frontrange Solutions. In fiscal 2006, Frontrange Solutions purchased approximately $0.1 million of services from Hyperion. As of June 30, 2006, all amounts due from Frontrange Solutions related to these sales had been paid.

A member of Hyperion’s Board of Directors serves on the Board of Directors of Gartner, Inc. In fiscal 2006, Gartner, Inc. purchased approximately $0.7 million of software, maintenance, and services from Hyperion. As of June 30, 2006, all amounts due from Gartner related to these sales had been paid. Hyperion purchased approximately $0.5 million from Gartner. As of June 30, 2006, all amounts due to Gartner had been paid.

13.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Hyperion leases office and research facilities and certain computer and other equipment under operating and capital lease agreements expiring at various dates through 2014. In addition to base rent, Hyperion is responsible for certain taxes, utilities, and maintenance costs. Additionally, many leases include rentals based upon fixed dollar increases in rent per square foot, fixed percentage increases, changes in the Consumer Price Index, or the fair market rental value of the property, and several leases contain options for renewal. Hyperion subleases some of its facilities to third-party tenants. These subleases expire at various dates through 2010.

At June 30, 2006, future minimum lease payments under all non-cancelable lease and purchase obligations with terms in excess of one year were as follows (in thousands):

		Payments Due in
	Total				Fiscal 2012
	Payments		Fiscal 2008	Fiscal 2010	and
	Due	Fiscal 2007	and 2009	and 2011	Thereafter

Operating lease obligations [1]	$109,931	$24,905	$38,605	$19,498	$26,923
Capital lease obligations [2]	984	362	622	-	-
Purchase obligations [3]	1,092	1,092	-	-	-

Total	$112,007	$26,359	$39,227	$19,498	$26,923

[1]	Excludes minimum sublease rentals aggregating approximately $12.2 million due in the future under non-cancelable subleases.

[2]	Represents remaining payments under capital leases of computer equipment, including $0.1 million of imputed interest.

[3]	Represents amounts associated with agreements that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payment.

We recognize rental expense on a straight-line basis over the term of the lease. Rental expense for fiscal 2006, 2005, and 2004 under all lease agreements was $16.6 million, $22.8 million, and $15.4 million, respectively. Sublease income was $7.0 million, $3.3 million, and $3.0 million for fiscal 2006, 2005, and 2004, respectively.

Contingencies

In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft is infringing two Hyperion patents relating to its financial consolidation, reporting, and analysis applications, Hyperion Financial Management and Hyperion Enterprise. Hyperion is asking for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringed two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. On August 28, 2006, the court granted Hyperion’s Motion For Summary Judgement dismissing all OutlookSoft counterclaims. Trial is scheduled to begin on September 11, 2006. We intend to vigorously pursue the protection of our intellectual property. As we are unable to predict the outcome of the litigation and presently cannot estimate any possible gain at this time, we have not recorded any estimated gain in our consolidated financial statements.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, claiming violations of the Latham Act regarding claims made about our products, and a claim for patent mis-marking. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California and, presently, the case is consolidated with Hyperion’s Declaratory Judgment action. Hyperion will vigorously defend the claims. We are unable to predict the outcome of the litigation and, because we cannot estimate any possible loss at this time, we have not recorded any estimated loss in our consolidated financial statements.

14.	COMMON STOCK

Stock Repurchases

On May 20, 2004, Hyperion’s Board of Directors authorized the company to repurchase up to $75.0 million of its common stock. All authorized funds under this repurchase program were spent by the end of fiscal 2005. On May 16, 2005, the Board of Directors authorized us to repurchase up to an additional $125.0 million. All authorized funds under this repurchase program were spent by the end of fiscal 2006. On April 20, 2006, upon completion of the May 2005 repurchase plan, the Board of Directors approved a third stock repurchase program of $100.0 million. As of June 30, 2006, the remaining authorized amount for stock repurchases under the program was $65.0 million. All shares repurchased under these repurchase programs were retired at the time of repurchase.

In fiscal 2001, Hyperion repurchased and held in treasury a total of 2,084,000 shares of its common stock for a total cost of $23.8 million. In fiscal 2004, Hyperion reissued 823,000 shares of treasury stock in connection with employee stock option exercises and employee stock purchases. As of June 30, 2006, Hyperion holds no shares of treasury stock.

15.	SHARE-BASED PAYMENTS AND EMPLOYEE SAVINGS PLANS

Stock Option Plans

As of June 30, 2006, Hyperion had an aggregate of 11.1 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock awards, restricted stock units, and other equity-based awards. There were 2.3 million shares available for grant under the equity plans as of June 30, 2006. Under the equity plans, stock options, restricted stock awards, and restricted stock units can be issued to employees and to non-employee directors.

Stock options are generally granted to employees, officers, and non-employee directors under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted that have been under the Hyperion’s equity plans have maximum terms ranging from six to ten years from the date of grant. Options currently issued under Hyperion’s 2004 Equity Incentive Plan, as amended, have expiration dates no greater than six years from date of grant. Certain options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion.

The following table presents a summary of Hyperion’s stock option activity for the years ended June 30, 2005 and 2004 (shares in thousands):

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	10,956	$17.75	11,354	$15.57
Granted	3,021	29.29	2,968	22.25
Assumed through acquisition of Brio	-	-	1,631	14.05
Exercised	(3,627)	15.47	(3,876)	13.12
Forfeited	(941)	21.61	(1,121)	18.19

Outstanding at end of year	9,409	$21.98	10,956	$17.75

Exercisable at end of year	4,160	$18.28	5,487	$16.87

The following table presents a summary of Hyperion’s stock option activity for the year ended June 30, 2006 (shares in thousands):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (Years)	($000’s)

Outstanding at June 30, 2005	9,409	$21.98
Granted	2,017	31.47
Exercised	(2,089)	17.29
Forfeited	(1,022)	25.74

Outstanding at June 30, 2006	8,315	$25.01	4.29	$37,223

Vested and expected to vest at June 30, 2006	7,853	$24.71	4.25	$36,882

Exercisable at June 30, 2006	4,027	$21.12	3.86	$30,033

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining Years of	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$5.83 – 15.99	1,154	4.62	$12.14	1,098	$12.14
$16.00 – 19.99	919	2.95	$17.89	702	$17.83
$20.00 – 29.99	3,383	3.89	$24.77	1,694	$24.20
$30.00 – 39.99	2,840	5.09	$32.43	514	$32.28
$40.00 – 231.00	19	3.31	$84.87	19	$84.87

	8,315			4,027

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at June 30, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted average grant-date fair value of options granted during fiscal 2006, 2005, and 2004 was $12.81, $11.75, and $10.59, respectively. The total intrinsic value of options exercised during fiscal 2006, 2005, and 2004 was $32.1 million, $51.4 million, and $44.1 million, respectively. The total cash received from employees as a result of stock option exercises was $36.1 million, $56.1 million, and $52.0 million for fiscal 2006, 2005, and 2004, respectively. In connection with these exercises, Hyperion realized tax benefits of $9.2 million, $11.2 million, and $15.5 million for fiscal 2006, 2005, and 2004, respectively.

On November 21, 2005, the Board of Directors approved a three-for-two stock dividend of our common stock payable on December 19, 2005, to stockholders of record as of December 1, 2005. On December 19, 2005, the number of employee stock options that were issued and outstanding under all existing equity compensation plans and their corresponding exercise prices were adjusted for the effect of the stock dividend. The antidilution provisions of the 2004 Equity Incentive Plan, as amended, did not require these modifications to be made on the options issued under this plan. Accordingly, during fiscal 2006, we recorded incremental compensation expense of $2.0 million resulting from the modifications of 2.6 million stock options that were issued and outstanding under the 2004 Equity Incentive Plan and were held by approximately 1,000 employees. At June 30, 2006, the unrecognized compensation cost associated with these modified stock options was $8.5 million.

As of June 30, 2006, the total unrecognized compensation cost related to all unvested options not yet recognized is $49.4 million, including the $8.5 million compensation charge relating to the stock split modification, and is expected to be recognized over the weighted average period of 2.7 years.

Restricted Stock Awards

Hyperion grants restricted stock awards to certain of its employees, officers, and non-employee directors for nominal consideration. Restricted stock awards generally vest over a three to four-year period on the anniversary of the date of issuance, and some grants may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors and through acceleration clauses in officer employment agreements.

The following table presents a summary of Hyperion’s restricted stock award activity for the years ended June 30, 2006, 2005, and 2004 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested shares at July 1, 2003	188	$16.83
Granted	135	26.11
Vested	(51)	16.83

Nonvested shares at June 30, 2004	272	21.46
Granted	17	29.04
Vested	(53)	20.09
Forfeited	(7)	16.83

Nonvested shares at June 30, 2005	229	22.47
Granted	209	30.30
Vested	(84)	18.38
Forfeited	(42)	26.47

Nonvested shares at June 30, 2006	312	$27.94

As of June 30, 2006, the total unrecognized compensation cost related to unvested restricted stock awards not yet recognized is $5.3 million and is expected to be recognized over the weighted average period of 2.5 years. The total fair value of restricted stock awards vested during fiscal 2006, 2005, and 2004 was $1.5 million, $1.1 million, and $0.9 million, respectively.

Restricted Stock Units

During fiscal 2006, Hyperion started the issuance of restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to Hyperion’s stockholder-approved 2004 Equity Incentive Plan. Restricted stock units generally vest over a four-year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of Hyperion’s common stock upon vesting.

The following table presents a summary of Hyperion’s restricted stock unit activity for the year ended June 30, 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at July 1, 2005	-	$-
Granted	522	31.91
Cancelled	(11)	32.32

Outstanding at June 30, 2006	511	$31.90

Exercisable at June 30, 2006	-	$-

As of June 30, 2006, the total unrecognized compensation cost related to unvested restricted stock units not yet recognized is $13.0 million and is expected to be recognized over the weighted average period of 3.7 years.

Employee Stock Purchase Plan

Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period, and a fair market value of $25,000 in any plan year. In fiscal 2006, 2005, and 2004, approximately 0.5 million, 0.5 million, and 0.6 million shares, respectively, were issued under the ESPP. At June 30, 2006, approximately 1.5 million shares were reserved for future issuance under the ESPP. The total cash received from employees as a result of employee stock purchases was $13.1 million, $11.8 million, and $9.9 million for fiscal 2006, 2005, and 2004, respectively.

Employee Savings Plans

Hyperion maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pre-tax compensation, but generally not more than $15,000 in calendar year 2006 and $14,000 in calendar year 2005. Hyperion contributes to the plan quarterly, up to a maximum of $500 per quarter, per participant. Similar savings plans are maintained with respect to certain non-U.S. employees. In fiscal 2006, 2005, and 2004, Hyperion contributed $6.8 million, $6.6 million, and $6.2 million, respectively, to the savings plans.

16.	STOCKHOLDER RIGHTS PLAN

In June 1998, Hyperion adopted a stockholder rights plan in which preferred stock purchase rights were distributed as a rights dividend at the rate of one right for each share of common stock held as of the close of business on July 3, 1998. The rights plan is designed to prevent an acquirer from gaining control of Hyperion without offering a fair price to all of Hyperion’s stockholders. The plan is intended to protect the interests of stockholders in the event Hyperion is confronted in the future with coercive or unfair takeover tactics.

Each right will entitle holders of Hyperion’s common stock to buy 2/3000 of a share of Series A Junior Participating Preferred Stock of Hyperion at an exercise price of $250 per 1/1000 of a preferred share. Generally, the rights will be exercisable only if a person or group acquires more than 15% of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock, or a person owning 10% or more of the common stock is determined by the board to be an adverse person, as defined in the rights plan. Under the rights plan, the ownership, tender offer, and exchange offer thresholds of 15% increase to 25% for certain grandfathered stockholders and approximately 20.5% for one stockholder that held approximately 19.5% of Hyperion’s issued and outstanding stock on July 3, 1998.

If any person or group becomes the beneficial owner of 15% or more of the common stock, each right not owned by such person or related parties will entitle its holder to purchase, at the then current exercise price of the right, common stock of Hyperion having a value of twice the right’s exercise price (or, in certain circumstances, a combination of cash, property, common stock, or other securities or a reduction in the exercise price having an aggregate value equal to the value of the common stock otherwise purchasable). After the occurrence of a triggering event and before any person or affiliated group becomes the owner of 50% or more of the then outstanding common stock, Hyperion may also exchange one share of common stock for each right outstanding. In addition, if Hyperion is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells or transfers more than 50% of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase, at the then current exercise price of the right, shares of common stock of such other person having a value of twice the right’s exercise price.

Hyperion can redeem the rights at $0.01 per right prior to the date the ownership thresholds are passed. The rights will expire on July 3, 2008, unless earlier redeemed or exchanged.

17.	RESTRUCTURING AND OTHER CHARGES

During fiscal 2006, we received notification of departure from a tenant who decided not to renew its sublease contract on our leased facility in Egham, United Kingdom. The sublease with our tenant expires on August 29, 2006. Our original lease contract with the main landlord on the facility expires on March 13, 2021, with an option to exit the lease five years earlier on March 13, 2016. During the fourth quarter of fiscal 2006, we determined that we would not utilize the space that the subtenant will vacate at the end of August 2006 through the remainder of our lease term. Accordingly, we recorded a restructuring charge of $3.6 million during the fourth quarter ended June 30, 2006. These restructuring costs were accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included as a charge to Hyperion’s results of operations.

In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.7 million for employee severance benefits and $0.1 million for facility closure costs in fiscal 2006. These restructuring costs were accounted for under SFAS 146 and are included as a charge to Hyperion’s results of operations. Through June 30, 2006, we paid $0.5 million on this restructuring plan. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2006.

During fiscal 2005, we vacated our facilities in Sunnyvale and San Francisco, California. This resulted in a restructuring charge in fiscal 2005 of approximately $6.1 million. These restructuring costs, net of adjustments, were accounted for under SFAS 146. All amounts under this restructuring plan were substantially paid as of June 30, 2005.

In the fourth quarter of fiscal 2004, we signed an engineering consulting agreement with a consulting firm based in Bangalore, India, in an effort to increase our offshore development capacity and capability. As a result of this initiative, in July 2004, we reduced our U.S.-based development staff by approximately 50 employees, or approximately 10% of our development headcount, and, under SFAS 146, recorded a restructuring charge in fiscal 2005 of approximately $1.0 million. This restructuring charge consisted of severance and related benefits costs. All amounts under this restructuring plan were substantially paid as of June 30, 2005.

In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In fiscal year 2005, Hyperion adjusted the restructuring charges recorded in fiscal 2004 by $(0.5) million, which is included as a credit to Hyperion’s results of operations and resulted from a change in the estimate of sublease income primarily related to the Santa Clara, California facility. Future cash payments related to the Brio restructuring plan are expected to be substantially completed by the end of June 2010.

In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs more in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million, respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities. Future cash payments related to this restructuring plan are expected to be made through September 2008.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94- 3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Other	Total

Accrual balance at June 30, 2003	$-	$13,358	$-	$1,850	$15,208
Restructuring charges	3,410	792	-	-	4,202
Cash payments	(3,299)	(2,073)	-	(91)	(5,463)

Accrual balance at June 30, 2004	111	12,077	-	1,759	13,947
Restructuring charges	1,029	4,850	646	-	6,525
Non-cash items	(5)	(241)	(646)	(9)	(901)
Cash payments	(1,040)	(7,447)	-	-	(8,487)

Accrual balance at June 30, 2005	95	9,239	-	1,750	11,084
Restructuring charges	666	3,717	-	-	4,383
Non-cash items	(1)	(104)	-	(1,619)	(1,724)
Cash payments	(493)	(2,304)	-	-	(2,797)

Accrual balance at June 30, 2006	$267	$10,548	$-	$131	$10,946

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheets (in thousands):

			Asset
	Severance	Facilities	Impairments	Total

Balance at June 30, 2003	$-	$-	$-	$-
Restructuring charges	4,767	26,588	4,719	36,074
Non-cash items	-	-	(4,719)	(4,719)
Cash payments	(3,263)	(4,181)	-	(7,444)

Balance at June 30, 2004	1,504	22,407	-	23,911
Restructuring credits	-	(477)	-	(477)
Non-cash items	(29)	(103)	-	(132)
Cash payments	(1,114)	(6,479)	-	(7,593)

Balance at June 30, 2005	361	15,348	-	15,709
Restructuring charges (credits)	(66)	2	-	(64)
Non-cash items	196	(16)	-	180
Cash payments	(474)	(3,482)	-	(3,956)

Balance at June 30, 2006	$17	$11,852	$-	$11,869

Of the total $22.8 million of restructuring accruals, $6.9 million is accounted for in “Restructuring liabilities” as current liabilities and $15.9 million is included in “Long-term restructuring liabilities and other” in the accompanying consolidated balance sheet as of June 30, 2006.

18.	SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Hyperion’s chief operating decision maker is its President and Chief Executive Officer. Hyperion has identified one operating and reporting segment, the development and marketing of business performance management software and related services. This segment operates in three geographic regions: United States, Canada, and Latin America (“Americas”); Europe, the Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). Hyperion’s products are marketed internationally through Hyperion’s direct sales force, independent distributors, and application resellers.

Enterprise-wide information included below is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Year Ended June 30,
	2006	2005	2004

Revenues:
Americas	$476,503	$428,600	$380,894
EMEA	233,368	226,382	199,780
APAC	55,361	47,611	41,526

Total revenues	$765,232	$702,593	$622,200

The Americas region includes non-U.S. revenues of $30.7 million, $24.2 million, and $22.2 million for fiscal years 2006, 2005, and 2004, respectively.

	June 30,	June 30,
	2006	2005

Long-lived assets:
Americas	$70,583	$68,041
EMEA	4,241	5,046
APAC	1,397	1,824

Total long-lived assets	$76,221	$74,911

The Americas region includes non-U.S. long-lived assets of $0.5 million and $0.4 million as of June 30, 2006, and June 30, 2005, respectively.

The following table presents revenues for groups of similar products and services (in thousands):

	Year Ended June 30,
	2006	2005	2004

Software licenses	$295,117	$273,408	$240,096
Maintenance and services:
Maintenance	328,818	299,093	264,866
Consulting and training	141,297	130,092	117,238

	470,115	429,185	382,104

Total revenues	$765,232	$702,593	$622,200

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and 2005 (in thousands, except per share data). The net income per share on a basic and diluted basis have been adjusted to reflect the three-for-two stock dividend on December 19, 2005.

Fiscal 2006	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Revenues	$170,225	$185,494	$185,643	$223,870
Gross profit	128,432	138,023	137,945	168,162
Net income [1]	13,292	15,522	16,000	18,278
Net income per share – basic	0.22	0.26	0.27	0.31
Net income per share – diluted	0.22	0.25	0.26	0.31

Fiscal 2005	Sep. 30	Dec. 31	Mar. 31	Jun. 30

Revenues	$159,538	$176,978	$177,107	$188,970
Gross profit	118,905	133,038	132,474	143,768
Net income [2]	11,613	15,550	18,811	20,705
Net income per share – basic	0.20	0.26	0.31	0.34
Net income per share – diluted	0.19	0.25	0.30	0.33

[1]	Includes stock-based compensation expense of $7.8 million, $7.0 million, $7.1 million, and $9.2 million under SFAS 123(R) for the quarters ended September 30, December 31, March 31, and June 30, 2006, respectively.

[2]	Includes stock-based compensation expense of $0.9 million, $0.4 million, $0.5 million, and $1.0 million under APB 25 for the quarters ended September 30, December 31, March 31, and June 30, 2005, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included at Item 8 in this Annual Report on Form 10-K.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K with respect to executive officers is set forth in Part I of this Form 10-K. The information required by Item 401 of Regulation S-K with respect to directors is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders. The information required by Item 405 of Regulation S-K respect to Section 16(a) beneficial reporting compliance is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Reporting Compliance.” The information required by Item 401 of Regulation S-K with respect to the Audit Committee is incorporated herein by reference to the section entitled Corporate Governance and Board of Director Matters” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

We have adopted a Code of Conduct that applies to all Hyperion employees, including the Chief Executive Officer and Chief Financial Officer, and also applies to the independent directors with regard to their Hyperion-related activities. The Hyperion Code of Conduct is posted on our website, located at http://www.hyperion.com, in the “Company” section under the subheading “Investor Relations,” and “Corporate Governance.” We intend to post on our website any material changes to our Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation and Related Information,” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of June 30, 2006, with respect to shares of Hyperion’s common stock that may be issued under our existing equity compensation plans, including our 2004 Equity Incentive Plan, as amended, our 1999 Stock Option Plan, as amended, our 2005 Employee Stock Purchase Plan (the “ESPP”), as amended, and our 1991 Non-Employee Director Stock Option Plan, as amended.

	Number of		Weighted-	Number of Securities
	Securities to be		Average Exercise	Remaining Available
	Issued Upon Exercise		Price of	for Future Issuance
	of Outstanding		Outstanding	under Equity
	Options, Warrants		Options, Warrants	Compensation Plans
	and Rights		and Rights

Equity compensation plans approved by security holders [1]	8,195,876		$23.96	2,153,149	[4]
Equity compensation plans not approved by security holders [2]	630,080	[3]	$18.43	116,231

Total	8,825,956		$23.57	2,269,380

[1]	Equity compensation plans approved by security holders are the (i) 1995 Stock Option/Stock Issuance Plan, (ii) Arbor Software 1992 Stock Option Plan, (iii) Hyperion Software Corporation 1991 Stock Plan, (iv) 1995 Employee Stock Purchase Plan, and (v) the 2004 Equity Incentive Plan.

[2]	Equity compensation plans not approved by security holders are the (i) 1999 Stock Option Plan and (ii) an individual compensation arrangement between the Company and Jeffrey Rodek, each as described below:

In September 1999, the Company adopted the Hyperion Solutions Corporation 1999 Stock Option Plan (the “1999 Plan”), which has not been approved by the Company’s stockholders, and approved the issuance of up to 2,925,000 shares of common stock under the 1999 Plan. The terms under which options can be and have been issued under the 1999 Plan are the same as the terms of options that can be and have been issued under the “Discretionary Option Grant” section of the 1995 Stock Option/Stock Issuance Plan approved by the stockholders, except that executive officers of the Company may not receive grants under the 1999 Plan. Since 1999, the Company has not approved any additional shares for issuance under the 1999 Plan. The 1999 Plan will expire in 2009.

In October 1999, the Company entered into an employment agreement with Jeffrey Rodek, its Chief Executive Officer at that time, pursuant to which the Company issued options to purchase 900,000 shares of the Company’s common stock with an exercise price of $12.71 and with the Company’s standard vesting provisions. These options were not granted under a plan approved by the Company’s stockholders.

[3]	Includes 629,542 shares of the Company’s common stock issuable upon exercise of outstanding options granted under the Brio plans assumed by the Company in connection with its acquisition of Brio Software, Inc. in October 2003. The weighted average exercise price of these options is $18.43. No additional options may be granted under those assumed plans.

[4]	Includes 1,544,281 shares of the Company’s common stock available for issuance under the 1995 ESPP as of June 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Ratification of Independent Accountants – Fees Paid to PricewaterhouseCoopers” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1) The following financial statements are filed as part of this annual report:

(2) The following financial statement schedule is filed as part of this annual report:

Page

Schedule II – Valuation and Qualifying Accounts	78

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

Date: August 31, 2006	Hyperion Solutions Corporation (Registrant)
	By:	/s/ ROBIN L. WASHINGTON Robin L. Washington Chief Financial Officer and Principal Accounting Officer
	By:	/s/ GODFREY R. SULLIVAN Godfrey R. Sullivan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Godfrey R. Sullivan Godfrey R. Sullivan	Director, President and Chief Executive Officer (Principal Executive Officer)	August 31, 2006

/s/ Jeffrey R. Rodek Jeffrey R. Rodek	Executive Chairman	August 31, 2006

/s/ Henry R. Autry Henry R. Autry	Director	August 31, 2006

/s/ Nanci Caldwell Nanci Caldwell	Director	August 31, 2006

/s/ Terry Carlitz Terry Carlitz	Director	August 31, 2006

/s/ Yorgen Edholm Yorgen Edholm	Director	August 31, 2006

/s/ Gary G. Greenfield Gary G. Greenfield	Director	August 31, 2006

/s/ John Riccitiello John Riccitiello	Director	August 31, 2006

/s/ Maynard Webb Maynard Webb	Director	August 31, 2006

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
		Charged to
		Costs and
	Balance at	Expenses /	Charged to				Balance
	Beginning	(Benefit to	Other				at End
	of Period	Income)	Accounts		Deductions		of Period

Year Ended June 30, 2006:
Allowance for doubtful accounts	$10,053	$73	$6,773	[1]	$6,529	[2]	$10,370
Valuation allowance for deferred tax assets	10,424	(427)	-		1,194	[3]	8,803

Year Ended June 30, 2005:
Allowance for doubtful accounts	$8,758	43	$6,013	[1]	$4,761	[2]	$10,053
Valuation allowance for deferred tax assets	16,364	(250)	-		5,690	[4]	10,424

Year Ended June 30, 2004:
Allowance for doubtful accounts	$8,231	1,364	$6,754	[1]	$7,591	[2]	$8,758
Valuation allowance for deferred tax assets	6,926	-	10,372	[3]	934		16,364

[1]   Charged to revenues
[2]  Write-offs, net of recoveries
[3]  Charged to goodwill
[4]  Includes adjustment of $2.4 million relating to goodwill

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 13, 1998 and incorporated herein by reference).

3.2		Amended and Restated Bylaws of Hyperion Solutions Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

4.1		Specimen Certificate of the Registrant’s Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-97098, as amended, and incorporated herein by reference).

10.1		2004 Equity Incentive Plan of Hyperion Solutions Corporation, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.2		1992 Stock Option Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 33-97098, as amended, and incorporated herein by reference).

10.3		1995 Stock Option/Stock Issuance Plan, as amended and restated through November 14, 2002 (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on December 20, 2002 and incorporated herein by reference).

10.4		1999 Stock Option Plan (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on September 28, 2000 and incorporated herein by reference).

10.5		2005 Employee Stock Purchase Plan of Hyperion Solutions Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2005 and incorporated herein by reference).

10.6		Hyperion Software Corporation 1991 Stock Plan (filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 33-97098, as amended, and incorporated herein by reference).

10.7		Hyperion Software Corporation 1991 Non-Employee Director Stock Option Plan (filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 33-97098, as amended, and incorporated herein by reference).

10.8		Form of Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, filed on November 6, 1995 and incorporated herein by reference).

10.9		Lease Agreement between the Registrant and SBC&D Co., Inc., dated July 16, 1996 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on June 27, 1997 and incorporated herein by reference).

10.10		Lease Agreement between the Registrant and Prentiss Properties Acquisition Partners, L.P., dated June 16, 2004 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on August 31, 2005 and incorporated herein by reference).

10	.11*	Form of Executive Employment Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2005 and incorporated herein by reference) and Summary Sheet (filed herewith).

10	.12*	Form of Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated herein by reference).

Exhibit
Number		Description

10	.13*	Form of International Restricted Stock Unit Agreement under the 2004 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated herein by reference).

10	.14*	Form of International Notice of Grant of Stock Options under the 2004 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 27, 2006 and incorporated herein by reference).

10	.15*	Standard form of Hyperion Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006 and incorporated herein by reference).

21.1		List of subsidiaries of the Registrant (filed herewith).

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (filed herewith).

31.1		Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a) (filed herewith).

31.2		Certification of Robin L. Washington pursuant to Rule 13a-14(a) (filed herewith).

32.1		Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2		Certification of Robin L. Washington pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates management contract or compensatory plan or arrangement