Form 10-Q
period 2006-09-30
HYPERION SOLUTIONS CORP
filed 2006-11-08
CIK 1001113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 000-26934
Hyperion Solutions Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0277772 (I.R.S. Employer Identification No.)

5450 Great America Parkway, Santa Clara, California	95054
(Address of principal executive offices)	(zip code)
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
Yes ☐          No ☑
As of October 31, 2006, there were 58,514,800 shares of the registrant’s common stock outstanding.

HYPERION SOLUTIONS CORPORATION
FORM 10-Q
“Hyperion,” the Hyperion “#” logo and Hyperion’s product names are trademarks of Hyperion Solutions Corporation. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	June 30,
	2006	2006 (*)
ASSETS
Current assets:
Cash and cash equivalents	$158,004	$166,055
Short-term investments	278,171	271,228
Accounts receivable, net of allowances of $11,017 and $10,370	140,313	180,384
Deferred tax assets	11,621	10,869
Prepaid expenses and other current assets	31,136	35,205

TOTAL CURRENT ASSETS	619,245	663,741

Property and equipment, net	74,489	76,221
Goodwill	157,046	157,208
Other intangible assets, net	34,163	38,525
Deferred tax assets	41,425	40,956
Other assets	12,442	5,669

TOTAL ASSETS	$938,810	$982,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,439	$78,014
Accrued employee compensation and benefits	47,152	68,243
Income taxes payable	39,585	47,009
Deferred revenue	170,839	171,142
Restructuring liabilities	6,867	6,943

TOTAL CURRENT LIABILITIES	323,882	371,351

Long-term restructuring liabilities and other	19,455	21,384

TOTAL LIABILITIES	343,337	392,735

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 57,883 and 58,301 shares issued and outstanding	58	58
Additional paid-in capital	545,207	534,716
Retained earnings	51,228	57,142
Accumulated other comprehensive loss	(1,020)	(2,331)

TOTAL STOCKHOLDERS’ EQUITY	595,473	589,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$938,810	$982,320

See accompanying notes to unaudited condensed consolidated financial statements.
(*)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This condensed consolidated balance sheet should be read in conjunction with the annual report on Form 10-K for the fiscal year ended June 30, 2006.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
REVENUES
Software licenses	$68,130	$60,524
Maintenance and services	130,373	109,701

TOTAL REVENUES	198,503	170,225

COSTS AND EXPENSES
Cost of revenues:
Software licenses	5,873	3,839
Maintenance and services	49,973	37,954
Sales and marketing	73,159	66,648
Research and development	30,196	27,881
General and administrative	23,043	16,129
Restructuring credits	(26)	(100)

TOTAL COSTS AND EXPENSES	182,218	152,351

OPERATING INCOME	16,285	17,874

Interest and other income, net	3,552	2,576

INCOME BEFORE INCOME TAXES	19,837	20,450

Income tax provision	7,901	7,158

NET INCOME	$11,936	$13,292

Other comprehensive income (loss)	1,311	(793)

COMPREHENSIVE INCOME	$13,247	$12,499

Basic net income per share	$0.21	$0.22
Diluted net income per share	$0.20	$0.22

Shares used in computing basic net income per share	57,459	59,274
Shares used in computing diluted net income per share	58,905	61,070
See accompanying notes to unaudited condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,936	$13,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,907	8,100
Stock-based compensation	9,074	7,785
Provision for accounts receivable allowances	1,977	1,292
Deferred tax assets	(1,026)	(997)
Income tax benefit from exercise of stock options	244	—
Changes in operating assets and liabilities:
Accounts receivable	39,094	20,533
Prepaid expenses and other current assets	4,199	(1,288)
Other assets	54	(11)
Accounts payable and accrued liabilities	(19,005)	(3,612)
Accrued employee compensation and benefits	(21,445)	(9,552)
Income taxes payable	(7,451)	3,542
Deferred revenue	(1,184)	496
Restructuring liabilities	(117)	(1,684)
Long-term restructuring liabilities and other	(1,849)	(1,501)

Net cash provided by operating activities	24,408	36,395

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale and other investments	(83,500)	(122,918)
Proceeds from sales and maturities of investments	70,297	94,095
Purchases of property and equipment	(3,756)	(3,467)
Purchases of other intangible assets	(12)	(37)

Net cash used in investing activities	(16,971)	(32,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(77)	—
Purchases of common stock	(25,000)	(45,860)
Proceeds from issuance of common stock	7,373	8,643
Income tax benefit from exercise of stock options	950	2,276

Net cash used in financing activities	(16,754)	(34,941)

Effect of foreign exchange rate changes on cash and cash equivalents	1,266	(894)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,051)	(31,767)
Cash and cash equivalents at beginning of period	166,055	170,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,004	$138,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$27	$—
Cash paid for income taxes	$14,476	$2,809
See accompanying notes to unaudited condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006
1. Basis of Presentation
The accompanying interim condensed consolidated financial statements for the three month periods ended September 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures have been condensed or omitted pursuant to these rules and regulations. These interim condensed consolidated financial statements are unaudited and in the opinion of management, include all necessary adjustments for the fair statement of the Company’s financial position, results of operations and changes in cash flows. The consolidated results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2007. The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2006.
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
We record revenue from licensing our software products to end-users provided there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable and delivery of the product has occurred, as prescribed by Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”). For arrangements with multiple elements and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, revenue is recognized for the delivered elements based upon the residual method in accordance with Statement of Position No. 98-9, “Modifications of SOP 97-2 with Respect to Certain Transactions.” Amounts billed or payments received for licensing our software in advance of revenue recognition are recorded as deferred revenue. License revenue from resellers or distributors is recognized upon evidence of sell-through to the end customer. If we determine that collection of a license fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.
Maintenance agreements are generally twelve-month prepaid agreements that are recognized ratably over the service period. VSOE of fair value for maintenance is measured by the stated renewal rates included in the agreements.
Customers may also enter into consulting and training arrangements that are typically performed on a time and materials basis. Consulting and training revenues are typically recognized as earned. Training services are generally prepaid prior to rendering the service. Consulting revenues are generated primarily from implementation services related to the installation of our products. These arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. Our services are generally not essential to the functionality of the software. Our products are fully functional upon delivery of the product and implementation does not generally require significant modification or alteration. Factors considered in determining whether the revenue should be accounted for separately include, but are not limited to: degree of risk, availability of services from other vendors, timing of payments, and impact of milestones or acceptance criteria on the realizability of the software license fee. Payments related to the software product to which the services relate are typically billed independently from the services and, therefore, are not coincident with performance of such services. License agreements generally do not include acceptance provisions. In the infrequent circumstance where an arrangement does not qualify for separate accounting of the license and service elements, license revenue is generally recognized together with the consulting services using the percentage-of-completion method of contract accounting in accordance with Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts.” VSOE of fair value for consulting and training services is based upon the standard hourly rate we charge for such services when sold separately.

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
Our accounts receivable allowance was $11.0 million at September 30, 2006, and $10.4 million at June 30, 2006, respectively. The total provision for accounts receivable allowances was $2.0 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively. Of these provisions, $1.9 million and $1.2 million were recorded as a reduction of revenue for the three months ended September 30, 2006 and 2005, respectively, and $0.1 million and $0.1 million were recorded in general and administrative expense for the three months ended September 30, 2006 and 2005, respectively.
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
The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2006	2005
Net income	$11,936	$13,292

Shares used in computing basic net income per share	57,459	59,274
Effect of potentially dilutive securities	1,446	1,796

Shares used in computing diluted net income per share	58,905	61,070

Basic net income per share	$0.21	$0.22
Diluted net income per share	$0.20	$0.22
For the quarter ended September 30, 2006 and 2005, stock option rights totaling 3.7 million and 3.7 million shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.
Stock-Based Compensation
On July 1, 2005, Hyperion adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95”) (“SFAS 123(R)”) using the modified prospective method. Under SFAS 123(R), we are required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense on a straight-line basis over the service period that the awards are expected to vest. Restricted stock awards, restricted stock units, and stock options issued under our equity plans as well as stock purchases under our employee stock purchase plan are subject to the provisions of SFAS 123(R). Stock options and restricted stock units generally vest over a four-year service period. Restricted stock awards generally vest over a three to four-year period and may vest earlier based upon the achievement of specific performance-based objectives set by the Board of Directors.
We use the Black-Scholes model to value the compensation expense associated with our stock-based awards under SFAS 123(R). The Black-Scholes model requires us to utilize certain assumptions, including the option’s expected life and the price volatility of the underlying stock. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods.
Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Net income	$11,936	$13,292

Other comprehensive income:
Foreign currency translation adjustments	751	(471)
Unrealized gains (losses) on available-for-sale securities	560	(322)

Comprehensive income	$13,247	$12,499

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, therefore, is effective for Hyperion in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations, or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying current year misstatements. We will be required to adopt the provisions of SAB 108 in our annual consolidated financial statements for fiscal year 2007. We do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial position, results of operations, and cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Hyperion in the first quarter of fiscal 2008. We are evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 in the first quarter of fiscal 2008 to have a material impact on our consolidated financial position, results of operations, or cash flows.

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
The changes in the carrying amount of goodwill for the three months ended September 30, 2006 are as follows (in thousands):

Balance at June 30, 2006	$157,208
Goodwill from acquisitions	(5)
Tax benefits related to the Brio acquisition	(197)
Effect of foreign currency translation	40

Balance at September 30, 2006	$157,046

We account for finite-lived intangibles and long-lived assets under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the assets or the strategy for our overall business; (iii) significant decrease in the market value of the assets; and (iv) significant negative industry or economic trends. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term. There were no factors or events that triggered an impairment review during the quarter ended September 30, 2006.
Intangible assets consist of the following (in thousands):

	September 30, 2006			June 30, 2006
	Gross Carrying	Accumulated	Book	Gross Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$16,975	$(8,161)	$8,814	$16,963	$(6,912)	$10,051
Acquired technologies	46,390	(24,406)	21,984	46,390	(21,879)	24,511
Other intangibles	10,564	(7,199)	3,365	10,564	(6,601)	3,963

Total	$73,929	$(39,766)	$34,163	$73,917	$(35,392)	$38,525

Amortization expense related to intangible assets was $4.4 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods ranging from one to seven years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2007	$12,812
2008	10,751
2009	6,594
2010	3,237
2011 and thereafter	769

Total	$34,163

3. Commitments and Contingencies
Guarantees and Indemnifications
Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), requires that Hyperion recognize the fair value for guarantee and indemnification arrangements issued or modified by Hyperion after March 31, 2002 if these arrangements are within the scope of FIN 45. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party. We also have indemnification arrangements with our Board of Directors and officers. We have not recorded a liability related to these indemnification and guarantee provisions, and we believe that the estimated fair value of these arrangements is minimal.
Contingencies
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft infringed two Hyperion patents relating to its financial consolidation, reporting, and analysis applications: Hyperion Financial Management and Hyperion Enterprise. Hyperion asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringed two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. On August 25, 2006, the court granted Hyperion’s Motion for Summary Judgment dismissing all OutlookSoft counterclaims. On September 15, 2006, at the conclusion of the trial, a jury found that OutlookSoft did not infringe the two Hyperion patents, and further found that certain claims of the two patents were invalid.

In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, claiming violations of the Latham Act regarding claims made about our products, and a claim for patent mis-marking. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. On September 25, 2006, the parties entered into a settlement agreement, which included a technology cross-licensing agreement, releasing each other from all outstanding litigation matters. Hyperion also made an equity investment in HyperRoll and the parties entered into a partnership agreement. The one-time charge for the HyperRoll litigation settlement recorded in the first quarter of 2007 was $3.2 million.
4. Restructuring Liabilities
During fiscal 2006, we received notification of departure from a tenant who decided not to renew its sublease contract on our leased facility in Egham, United Kingdom. Our original lease contract with the main landlord of the facility expires in March 2021, with an option to exit the lease five years earlier in March 2016, and the sublease expired in August 2006. During the fourth quarter ended June 30, 2006, we recorded a restructuring charge of $3.6 million. These restructuring costs were accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and were included as a charge to Hyperion’s results of operations. During the quarter ended September 30, 2006, the subtenant vacated the facility, and we paid $0.1 million on this restructuring plan. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2016.
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.7 million for employee severance benefits and $0.1 million for facility closure costs in fiscal 2006. These restructuring costs were accounted for under SFAS 146 and were included as a charge to Hyperion’s results of operations. Through September 30, 2006, we paid $0.7 million on this restructuring plan, of which $0.3 million was paid during the quarter ended September 30, 2006. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2006.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In fiscal year 2005, Hyperion adjusted the restructuring charges recorded in fiscal 2004 by $(0.5) million, which was included as a credit to Hyperion’s results of operations and resulted from a change in the estimate of sublease income primarily related to the Santa Clara, California facility. During the quarter ended September 30, 2006, we made payments of $0.8 million related to this restructuring plan. Future cash payments related to the Brio restructuring plan are expected to be substantially completed by the end of June 2010.
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product development business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities. During the quarter ended September 30, 2006, we made payments of $0.8 million related to this restructuring plan. Future cash payments related to this restructuring plan are expected to be made through September 2008.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2006	$267	$10,548	$131	$10,946
Restructuring charge (credit)	(51)	25	—	(26)
Cash payments	(200)	(980)	—	(1,180)
Non-cash items	—	139	—	139

Accrual balance at September 30, 2006	$16	$9,732	$131	$9,879

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2006	$17	$11,852	$11,869
Cash payments	—	(757)	(757)

Balance at September 30, 2006	$17	$11,095	$11,112

Of the total $21.0 million of restructuring accruals, $6.9 million is accounted for in “Restructuring liabilities” as current liabilities and $14.1 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of September 30, 2006.
5. Share-Based Payments
Stock Options
As of September 30, 2006, Hyperion had an aggregate of 10.6 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock awards, restricted stock units, and other equity-based awards. There were 1.9 million shares available for grant under the equity plans as of September 30, 2006. Under the equity plans, stock options, restricted stock awards, and restricted stock units can be issued to employees and to non-employee directors.
Stock options are generally granted to employees, officers, and non-employee directors under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted that have been under the Hyperion’s equity plans have maximum terms ranging from six to ten years from the date of grant. Options currently issued under Hyperion’s 2004 Equity Incentive Plan, as amended, have expiration dates no greater than six years from date of grant. Certain options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion. On August 22, 2006, the Compensation Committee of the Board of Directors of Hyperion approved and adopted a performance-based compensation program under the Company’s stockholder-approved 2004 Equity Incentive Plan, as amended and restated, and established the performance objectives for determining awards under the program.
The following table presents a summary of Hyperion’s stock option activity for the three months ended September 30, 2006 (shares in thousands):

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value ($000’s)
Outstanding at June 30, 2006	8,315	$25.01
Granted	350	31.90
Exercised	(426)	20.05
Forfeited	(121)	30.62

Outstanding at September 30, 2006	8,118	$25.49	4.15	$74,047

Exercisable at September 30, 2006	4,046	$21.57	3.67	$53,032

The aggregate intrinsic value of $74.0 million represents the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at September 30, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted average grant-date fair value of options granted during the first quarter of fiscal 2007 and fiscal 2006 were $12.48 and $11.59, respectively. The total intrinsic value of options exercised during the quarter ended September 30, 2006 and 2005 was $5.4 million and $7.1 million, respectively. The total cash received from employees as a result of stock option exercises was $8.5 million and $8.6 million for the quarter ended September 30, 2006 and 2005, respectively. In connection with these exercises, Hyperion realized tax benefits of $1.2 million and $2.3 million for the quarter ended September 30, 2006 and 2005, respectively.
As of September 30, 2006, the total unrecognized compensation cost related to unvested awards not yet recognized is $46.9 million and is expected to be recognized over the weighted average period of 2.6 years.
There were no significant capitalized stock-based compensation costs at September 30, 2006 and 2005.
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
The following table presents a summary of Hyperion’s restricted stock awards activity for the three months ended September 30, 2006 (shares in thousands):

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested shares at June 30, 2006	312	$27.94
Granted	62	31.74
Vested	(89)	24.97

Nonvested shares at September 30, 2006	285	$29.69

As of September 30, 2006, the total unrecognized compensation cost related to unvested restricted stock awards not yet recognized is $6.6 million and is expected to be recognized over the weighted average period of 2.6 years. The total fair value of restricted stock awards vested during the quarter ended September 30, 2006 was $2.2 million.
Restricted Stock Units
During fiscal 2006, Hyperion began issuing restricted stock unit awards as an additional form of equity compensation to its employees and officers, pursuant to Hyperion’s stockholder-approved 2004 Equity Incentive Plan. Restricted stock units generally vest over a four-year period and unvested restricted stock units are forfeited and cancelled as of the date that employment terminates. Restricted stock units are settled in shares of Hyperion’s common stock upon vesting.
The following table presents a summary of Hyperion’s restricted stock unit activity for the quarter ended September 30, 2006 (shares in thousands):

		Weighted Average
		Grant-Date
	Shares	Fair Value
Outstanding at June 30, 2006	511	$31.90
Granted	40	31.41
Cancelled	(9)	31.32

Outstanding at September 30, 2006	542	$31.87

Exercisable at September 30, 2006	—	$—

As of September 30, 2006, the total unrecognized compensation cost related to unvested awards not yet recognized is $13.1 million and is expected to be recognized over a weighted average period of 3.5 years.

Employee Stock Purchase Plan
Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period, and a fair market value of $25,000 in any plan year. During the quarter ended September 30, 2006 and 2005, no shares were issued under the ESPP. At September 30, 2006, approximately 1.5 million shares were reserved for future issuance under the ESPP.
6. Stock Repurchases
In May 2005, Hyperion’s Board of Directors authorized the company to repurchase up to $125.0 million of its common stock. As of September 30, 2006, no authorized funds remain under this repurchase program. In April 2006, the Board of Directors authorized the company to repurchase up to an additional $100.0 million of its common stock. As of September 30, 2006, $40.0 million of the funds approved for this repurchase program were available.
During the three months ended September, 2006 and 2005, Hyperion repurchased and retired 0.9 million and 1.5 million shares of its common stock for a total cost of $25.0 million and $45.9 million, respectively. Of this amount, during the quarter ended September 30, 2006 and 2005, $8.0 million and $12.6 million was recorded as a reduction of additional paid-in capital and the remaining $17.0 million and $33.3 million was recorded as a reduction of retained earnings, respectively.
7. Segment and Geographic Information
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
Enterprise-wide information included below is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Americas	$127,787	$108,034
EMEA	56,636	49,332
APAC	14,080	12,859

	$198,503	$170,225

The Americas region includes non-U.S. revenues of $9.8 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively.

	September 30,	June 30,
	2006	2006
Long-lived assets:
Americas	$68,647	$70,583
EMEA	4,404	4,241
APAC	1,438	1,397

	$74,489	$76,221

The Americas region includes non-U.S. long-lived assets of $0.5 million and $0.5 million as of September 30, 2006, and June 30, 2006, respectively.
The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended
	September 30,
	2006	2005
Software licenses	$68,130	$60,524
Maintenance and services:
Maintenance	89,610	77,940
Consulting and training	40,763	31,761

	130,373	109,701

Total revenues	$198,503	$170,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
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
Hyperion is headquartered in Santa Clara, California. We serve customers in 45 countries through our direct field organization and our network of more than 600 partners worldwide. As of September 30, 2006, Hyperion employed 2,783 people globally.
CRITICAL ACCOUNTING ESTIMATES
There have been no significant changes during the first quarter of fiscal 2007 to the items that we disclosed as our critical accounting policies in management’s discussion and analysis of financial condition and results of operations in our annual report on Form 10-K for the fiscal year ended June 30, 2006.
RESULTS OF OPERATIONS
REVENUES

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Software licenses	$68,130	$60,524	$7,606	13%
Maintenance and services revenue	130,373	109,701	20,672	19%

Total revenues	$198,503	$170,225	$28,278	17%

The growth in total revenues from the first quarter of fiscal 2006 to the first quarter of fiscal 2007 was primarily attributed to a 19% increase in maintenance and services revenue as a result of our increasing installed customer base and a 13% license revenue growth driven by the continued success of Hyperion System 9 (“System 9”), which was released in September 2005.
The change in foreign currency exchange rates favorably impacted total revenues in the first quarter of fiscal 2007 by approximately $2.8 million due to the strengthening of the Euro against the U.S. Dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 15% in the first quarter of fiscal 2007, compared to the same period in the fiscal 2006.

Software Licenses

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Software licenses	$68,130	$60,524	$7,606	13%

Percent of total revenue	34%	35%

	Three Months Ended September 30,
Key Software License Revenue Indicators:	2006	2005
Average selling price	$145	$121
Software license transactions greater than $500,000	27	15
Number of new customers	272	310
Percentage of license revenue from new customers	26%	27%
Software license revenues increased 13% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase in license revenues was driven by the continued success of System 9. System 9 accounted for 27 of our large software license transactions which were greater than $0.5 million during the first quarter of fiscal 2007. Furthermore, our average selling price and the number of software license transactions greater than $0.5 million increased year over year. While we have experienced an increase in the number of large software license transactions, these larger transactions are usually subject to longer sales cycles as they typically require longer decision cycles by our customers because they represent a larger proportion of their investment budgets.
We market our products through our direct sales force and through our channel partners. To date, we have generated the majority of our license revenue through our direct sales force, and we complement our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, and independent distributors. License revenue from channel partners comprised 18% of total license revenue in the first quarter of fiscal 2007, compared to 27% of total license revenue in the first quarter of fiscal 2006. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to large individual transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenue during the periods presented.
Maintenance and Services

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Maintenance	$89,610	$77,940	$11,670	15%
Consulting and training	40,763	31,761	9,002	28%

Total maintenance and services revenue	$130,373	$109,701	$20,672	19%

Percent of total revenue	66%	65%
Maintenance revenue increased 15% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to the increase in our installed customer base, driven by continued success of System 9, which was released in September 2005, and from our Financial Data Quality Management installed customer base resulting from our acquisition of Upstream in May 2006. The increase in consulting and training revenue in the first quarter of fiscal 2007 was principally due to an increase in utilization and billing rates.
COST OF REVENUE
Cost of Software License Revenue

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Cost of software licenses	$5,873	$3,839	$2,034	53%

Percent of software license revenue	9%	6%

Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Gross margins on software license revenue were 91% for the first quarter of fiscal 2007, a slight decrease from 94% for the first quarter of fiscal 2006. For the quarter ended September 30, 2006, compared to the same period last year, cost of software license revenue increased due to an increase in royalties of $1.0 million, which resulted from new royalty arrangements with our technology partners and the sale of different product mixes, and an increase in amortization of acquired technologies of $1.0 million, which was primarily due to our acquisition of UpStream Software in May 2006.
We capitalize our software product development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amounts capitalized during the first three months of fiscal 2007 and 2006 were negligible.
Cost of Maintenance and Services Revenue

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Cost of maintenance and services	$49,973	$37,954	$12,019	32%

Percent of maintenance and services revenue	38%	35%
Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Gross margins on maintenance and services revenue were 62% for the first quarter of fiscal 2007, compared to 65% for the first quarter of fiscal 2006. Cost of maintenance and services revenue increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to a $4.6 million increase in employee expenses largely due to headcount growth, a $4.3 million increase in external personnel costs, and a $1.2 million increase in reimbursable travel and entertainment. The increase in external personnel costs is primarily due to an increased usage of third-party consultants to keep pace with our growing consulting business. Maintenance and services headcount increased from 776 employees at September 30, 2005 to 896 employees at September 30, 2006.

OPERATING EXPENSES
Sales and Marketing

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Sales and marketing	$73,159	$66,648	$6,511	10%

Percent of total revenue	37%	39%
Sales and marketing expense primarily consists of employee salaries and related costs, sales commissions, marketing programs, and occupancy and equipment costs. Sales and marketing expense increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to a $5.0 million increase in employee expenses. The increase in employee expenses is largely due to headcount growth and an increase in variable compensation resulting from higher revenue year over year. Sales and marketing headcount increased from 935 employees at September 30, 2005 to 982 employees as of September 30, 2006.
Research and Development

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Research and development	$30,196	$27,881	$2,315	8%

Percent of total revenue	15%	16%
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
The increase in research and development expense in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily due to a $0.9 million increase in employee expenses and a $1.6 million increase in external personnel costs. The increase in external personnel costs is primarily due to our utilization of subcontractors to meet the demands of our product releases. Research and development headcount slightly increased from 493 employees at September 30, 2005 to 500 employees at September 30, 2006. We have offshoring contracts where we utilized about 280 and 220 engineering consultants in India and Belarus as of September 30, 2006 and 2005, respectively, who are not included in our employee headcount.
General and Administrative

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
General and administrative	$23,043	$16,129	$6,914	43%

Percent of total revenue	12%	10%

General and administrative expense primarily consists of employee salaries and related costs, professional fees, settlement of litigation, and occupancy and equipment costs. General and administrative expense increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to an increase in litigation expense and settlement costs of $4.2 million and a $1.7 million increase in employee compensation costs. During the first quarter of fiscal 2007, we recorded a settlement charge of $3.2 million associated with our patent dispute with HyperRoll. General and administrative headcount increased from 378 employees at September 30, 2005 to 399 employees at September 30, 2006.
Restructuring Charges (Credits)
During fiscal 2006, we received notification of departure from a tenant who decided not to renew its sublease contract on our leased facility in Egham, United Kingdom. Our original lease contract with the main landlord of the facility expires in March 2021, with an option to exit the lease five years earlier in March 2016, and the sublease expired in August 2006. During the fourth quarter ended June 30, 2006, we recorded a restructuring charge of $3.6 million. These restructuring costs were accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and were included as a charge to Hyperion’s results of operations. During the quarter ended September 30, 2006, the subtenant vacated the facility, and we paid $0.1 million on this restructuring plan. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2016.
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.7 million for employee severance benefits and $0.1 million for facility closure costs in fiscal 2006. These restructuring costs were accounted for under SFAS 146 and were included as a charge to Hyperion’s results of operations. Through September 30, 2006, we paid $0.7 million on this restructuring plan, of which $0.3 million was paid during the quarter ended September 30, 2006. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2006.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In fiscal year 2005, Hyperion adjusted the restructuring charges recorded in fiscal 2004 by $(0.5) million, which was included as a credit to Hyperion’s results of operations and resulted from a change in the estimate of sublease income primarily related to the Santa Clara, California facility. During the quarter ended September 30, 2006, we made payments of $0.8 million related to this restructuring plan. Future cash payments related to the Brio restructuring plan are expected to be substantially completed by the end of June 2010.
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product business development units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities. During the quarter ended September 30, 2006, we made payments of $0.8 million related to this restructuring plan. Future cash payments related to this restructuring plan are expected to be made through September 2008.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2006	$267	$10,548	$131	$10,946
Restructuring charge (credit)	(51)	25	—	(26)
Cash payments	(200)	(980)	—	(1,180)
Non-cash items	—	139	—	139

Accrual balance at September 30, 2006	$16	$9,732	$131	$9,879

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2006	$17	$11,852	$11,869
Cash payments	—	(757)	(757)

Balance at September 30, 2006	$17	$11,095	$11,112

Of the total $21.0 million of restructuring accruals, $6.9 million is accounted for in “Restructuring liabilities” as current liabilities and $14.1 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of September 30, 2006.
INTEREST AND OTHER INCOME, NET

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Interest and other income, net	$3,552	$2,576	$976	38%
Interest and other income, net consists primarily of interest earned on cash, cash equivalents, and short-term investment balances, net of interest expensed during the normal course of business. Interest and other income, net increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to higher market interest rates.
INCOME TAX PROVISION

	Three Months Ended
	September 30,		Variance
(In thousands)	2006	2005	Dollars	Percent
Income tax provision	$7,901	$7,158	$743	10%

Effective tax rate	39.8%	35.0%
Our effective income tax rate was 39.8% for the quarter ended September 30, 2006, compared to 35.0% for the quarter ended September 30, 2005. The increase in our effective income tax rate is primarily due to the expiration of the research and development credits as of December 2005, the phase out and repeal of the Extraterritorial Income Exclusion for the calendar year 2006, and a one-time reduction in the first quarter of fiscal 2006 related to interest accrued on net operating loss claims generated in fiscal 2001 and 2002.

NET INCOME
We generated net income of $11.9 million, or $0.20 per diluted share, in the first quarter of fiscal 2007, compared to net income of $13.3 million, or $0.22 per diluted share, in the first quarter of fiscal 2006. The decrease in earnings per share in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily due to the increase of litigation expense and settlement costs of $2.6 million, net of tax.
LIQUIDITY AND CAPITAL RESOURCES

	September 30,
(In thousands)	2006	2005
Cash and cash equivalents	$158,004	$138,973
Short-term investments	278,171	297,495
Working capital	295,363	315,620

	Three Months Ended
	September 30
(In thousands)	2006	2005
Net cash provided by operating activities	$24,408	$36,395
Net cash used in investing activities	(16,971)	(32,327)
Net cash used in financing activities	(16,754)	(34,941)
At September 30, 2006, we had $158.0 million in cash and cash equivalents and $278.2 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, state and municipal bonds, and other highly-liquid securities. At September 30, 2006, our working capital was $295.4 million.
In the first quarter of fiscal 2007 and 2006, we generated positive cash flows from operations of $24.4 million and $36.4 million, respectively. During the first quarter of each fiscal year, we normally experience an increase in customer cash collections from deals closed during the fourth fiscal quarter, which is typically our strongest quarter, and we also pay significant bonuses and variable compensation on higher revenue from our stronger fourth quarter. In the first quarter of fiscal 2007, our operating cash flow was primarily due to the net income generated during the period of $11.9 million and the impact of the non-cash charges reflected in the net income for depreciation and amortization of $9.9 million and stock-based compensation of $9.1 million, a decrease in accounts receivable of $39.1 million, and a decrease in prepaid expenses and other current assets of $4.2 million. These increases are partially offset by a decrease in accounts payable and accrued liabilities of $19.0 million, a decrease in accrued employee compensation and benefits of $21.4 million, and a decrease in income taxes payable of $7.5 million. In the first quarter of fiscal 2006, our operating cash flow was primarily due to the net income generated during the period of $13.3 million, the impact of the non-cash charges reflected in the net income for depreciation and amortization of $8.1 million and stock-based compensation of $7.8 million, and a decrease in accounts receivable of $20.5 million. These increases are partially offset by decreases in accounts payable and accrued liabilities of $3.6 million and accrued employee compensation and benefits of $9.6 million.
Net cash used in investing activities amounted to $17.0 million in the first quarter of fiscal 2007 compared to net cash used in investing activities of $32.3 million in the first three months of fiscal 2006. Cash used in investing activities in the first quarter of fiscal 2007 resulted primarily from purchases of investments of $83.5 million and purchases of property and equipment of $3.8 million, which was partially offset by proceeds from sales and maturities of investments of $70.3 million. Cash used in investing activities in the first quarter of fiscal 2006 was primarily due to purchases of investments of $122.9 million and purchases of property and equipment of $3.5 million, which was partially offset by proceeds from sales and maturities of investments of $94.1 million.
Net cash used in financing activities was $16.8 million in the first quarter of fiscal 2007 compared to net cash used in financing activities of $34.9 million in the first quarter of fiscal 2006. Cash used in financing activities for the first quarter of fiscal 2007 resulted primarily from $25.0 million of repurchases of our common stock under the repurchase program authorized by our Board of Directors in April 2006, which was partially offset by $7.4 million of proceeds from the issuance of common stock under our employee stock option plans and $1.0 million of income tax benefit from the exercise of stock options. Cash used in financing activities in the first quarter of fiscal 2006 resulted from $45.9 million of repurchases of our common stock under the repurchase program authorized by our Board of Directors in May 2005, which was offset by $8.6 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans and $2.3 million of income tax benefit from the exercise of stock options.

On April 20, 2006, the Board of Directors approved a stock repurchase program of $100.0 million. As of September 30, 2006, the remaining authorized amount for stock repurchases under the program was $40.0 million. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2007, subject to market conditions and other factors.
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
The following table summarizes our future minimum lease payments under all non-cancelable lease and purchase obligations with terms in excess of one year, as of September 30, 2006, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Payments Due In
	Payments	Fiscal	Fiscal 2008	Fiscal 2010	Fiscal 2012
	Due	2007	and 2009	and 2011	and Thereafter
Operating lease obligations [1]	$106,678	$19,546	$39,042	$20,562	$27,528
Capital lease obligations [2]	897	273	624	—	—
Purchase obligations [3]	1,092	1,092	—	—	—

	$108,667	$20,911	$39,666	$20,562	$27,528

[1]	Excludes minimum sublease rentals aggregating approximately $10.9 million due in the future under non-cancelable subleases.

[2]	Represents remaining payments under capital leases of computer equipment, including $0.1 million of imputed interest.

[3]	Represents amounts associated with agreements that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payment.
In connection with the UpStream acquisition, Hyperion may be required to pay up to a maximum of $4.0 million in performance payments through fiscal year 2008, based on the achievement of revenue targets.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of September 30, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, therefore, is effective for Hyperion in the first quarter of fiscal 2009. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations, or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying current year misstatements. We will be required to adopt the provisions of SAB 108 in our annual consolidated financial statements for fiscal year 2007. We do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial position, results of operations, and cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements;

requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Hyperion in the first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 in the first quarter of fiscal 2008 to have a material impact on our consolidated financial position, results of operations, or cash flows.
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
Net foreign exchange transaction gains and losses were not material for the first quarter of fiscal 2007. As of September 30, 2006, we had net forward contracts to sell the U.S. dollar equivalent of $27.2 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.
The change in foreign currency exchange rates favorably impacted total revenues in the first quarter of fiscal 2007 by approximately $2.8 million due to the strengthening of the Euro against U.S. Dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 15% in the first quarter of fiscal 2007, compared to the same periods in the fiscal 2006.
INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At September 30, 2006, our short-term investments consisted of investment-grade debt securities with a fair value of $278.2 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investment portfolio.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft infringed two Hyperion patents relating to its financial consolidation, reporting, and analysis applications: Hyperion Financial Management and Hyperion Enterprise. Hyperion asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringed two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. On August 25, 2006, the court granted Hyperion’s Motion for Summary Judgment dismissing all OutlookSoft counterclaims. On September 15, 2006, at the conclusion of the trial, a jury found that OutlookSoft did not infringe the two Hyperion patents, and further found that certain claims of the two patents were invalid.
In November 2004, Hyperion filed a declaratory judgment action in Federal District Court for the Northern District of California against HyperRoll, Inc. (“HyperRoll”) to establish that Hyperion did not infringe any of HyperRoll’s patents. In January 2005, HyperRoll Israel Ltd., a HyperRoll subsidiary, filed an action in Federal District Court for the Eastern District of Texas against Hyperion claiming that Hyperion infringed two HyperRoll patents relating to our multidimensional database product, Essbase, claiming violations of the Latham Act regarding claims made about our products, and a claim for patent mis-marking. On May 4, 2005, the Federal District Court for the Eastern District of Texas granted Hyperion’s Motion of Transfer Action to the Federal District Court for the Northern District of California. On September 25, 2006, the parties entered into a settlement agreement, which included a technology cross-licensing agreement, releasing each from all outstanding litigation matters. Hyperion also made an equity investment in HyperRoll and the parties entered into a partnership agreement. The one-time charge for the HyperRoll settlement recorded in the first quarter of 2007 was $3.2 million.
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
Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. For example, System 9, Hyperion’s integrated BPM system which was released in September 2005, has been and continues to be a significant undertaking. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:
•	Product quality, including the possibility of software defects;

•	Delays in releasing new products;

•	Customers delaying purchase decisions in anticipation of new products to be released;

•	Customer confusion and extended evaluation and negotiation time;

•	The fit of the new products and features with the customer’s needs;

•	The successful adaptation of third-party technology into our products;

•	Educating Hyperion’s sales, marketing, and consulting personnel to work with the new products and features;

•	Competition from earlier and more established entrants;

•	Market acceptance of initial product releases;

•	Technological challenges involved in integrating Hyperion products into cohesive business performance management systems offerings;

•	Marketing effectiveness, including challenges in distribution; and

•	The accuracy of assumptions about the nature of customer demand.
If we are unable to successfully introduce, market, and sell new products and technologies, enhance and improve existing products in a timely manner, and properly position and/or price our products, our business, results of operations, and financial position could be materially impacted. These risks tend to be greater when newer products make up a larger portion of the overall product mix. As more and more of these newer products are deployed, Hyperion’s service and maintenance organizations, along with our partners, must rapidly increase their ability to install and service these products, and we must rapidly improve our ease-of-implementation and ease-of-use. The failure to successfully increase these capacities and make these improvements could result in significantly lower customer satisfaction, which could lead to lower revenues and profits. Inadequate customer acceptance of Hyperion’s product and service initiatives would materially adversely affect Hyperion’s business, operating results, and financial condition.
Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.
Our product and services revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. The announcement or introduction of new or enhanced products and services in our markets may create additional volatility in our operating results. We may not be able to accurately forecast our revenue or expenses. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. Accordingly, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face estimating our financial forecasts also apply to financial projections published by securities analysts. Our operating results may fail to meet expectations due to a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.
Hyperion operates in a very competitive environment.
The markets in which we compete are intensely competitive, highly fragmented, and characterized by rapidly changing technology and evolving standards. Hyperion has experienced, and expects it will continue to experience, vigorous competition from current and new competitors, some of which may have significantly greater financial, technical, marketing, and other resources than Hyperion. Cognos and Business Objects compete with Hyperion across a wide range of products, offering what they refer to as corporate performance management and business intelligence solutions, as do, generally, the major enterprise software vendors, including SAP and Oracle. Many other companies compete in specific areas of Hyperion’s business. For example, SAS and Oracle have OLAP products and analytic applications; Business Objects and Cognos have query and reporting products; and numerous smaller vendors offer specific applications that compete with a single Hyperion product. Hyperion expects additional competition as other established and emerging companies, including Microsoft, SAP, IBM, and Oracle, move further into both the application and platform segments of the business performance management software market. This competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any one of which would materially adversely affect Hyperion’s business, operating results, and financial condition.
In addition, as we develop and enhance our software and complementary products, the resulting new functionality may duplicate the functionality of, and thus compete with, other products offered by our channel partners. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share, any one of which would materially adversely affect our business, operating results, and financial condition.
Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby improving their ability to address the needs of our existing and prospective customers. Further competitive pressures, such as those resulting from competitors’ discounting of their products, may require us to reduce the price of our software products, which would materially adversely affect our business, operating results, and financial condition. Also, the enterprise software market may continue to consolidate through merger or acquisition. If one or more of our competitors merges or partners with another of our competitors, or if we became the subject of an unsolicited acquisition by another enterprise, such change in the competitive landscape could adversely affect our ability to compete. Our key partners may also consolidate with new and existing competitors, which could materially affect our ability to expand the market for our products. There can be no assurance that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect on our business, operating results, and financial condition.
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
As Hyperion or our competition introduces newer products, market demand for Hyperion’s older products declines. Declining demand reduces revenue from additional licenses and services, and reduces maintenance revenue from past purchasers of Hyperion’s software. We must continually support older products in order for customers to continue to see value in Hyperion’s maintenance services. If Hyperion is unable to provide continued improvements in functionality, or, alternatively, move customers from older to newer products, our license and maintenance revenue will decline or fail to grow consistent with our expectations, which would adversely affect our business, operating results, and financial condition. Also, in the long term, if too few customers migrate to System 9, Hyperion may need to continue to support older products or risk losing customers.
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
In an effort to simplify and clarify Hyperion’s product positioning and marketing, we periodically make changes to our product pricing, packaging, configuration, or product descriptions, as we have done in a comprehensive manner with System 9. We may encounter additional risks in transitioning our pricing methods from existing solutions to the new System 9 platform. Any product price reduction may not be offset by sufficient increases in unit sales to maintain or increase license revenues, any price increase may lead to potential losses to the competition, and any broadly based changes to pricing or marketing messages may cause customers to change or delay their purchasing decisions in response to such revisions. Additional risks of such changes include delays in transactions as Hyperion’s sales force learns how to deploy the new pricing method or convey Hyperion’s new marketing messages and cause a delay in, or loss of, revenues as the competition reacts to the pricing and marketing changes, any one of which could have a material adverse effect on Hyperion’s business, operating results, or financial condition.

Employee turnover could adversely impact revenue, costs, and productivity.
As employees leave Hyperion, we suffer loss of productivity while new employees are hired or promoted into vacant positions. The departure of highly skilled employees sometimes results in a loss of talent or knowledge that is difficult to replace. There are also costs of recruiting and relocating new employees. For example, the recruiting market for experienced enterprise software sales personnel is very competitive, and we may be limited in our ability to attract and retain key sales talent. New employees must learn the Hyperion organization, products, and procedures. Promoted employees must learn new skills. All of this takes time, reduces productivity, and increases costs. The potential adverse impact of employee turnover is greater for situations involving senior positions in the company. Turnover rates tend to increase as economic conditions improve. If turnover increases, the adverse impacts of turnover could materially affect Hyperion’s costs, productivity, or ability to respond quickly to the competitive environment.
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
As part of Hyperion’s focus on improving operating margins, we seek to increase efficiencies in our sales force, as well as our services, product development, product marketing, finance, IT, human resources and other administrative processes. The ability to continue to realize current efficiencies and find ways to improve on past performance is crucial to the improvement of operating margins. Any increase in the relative cost of these functions or failure to continue to realize current efficiencies could have a material adverse effect on Hyperion’s margins and operating results. Examples of potential operational risks include the possibility that we will encounter challenges with high volume order processing and in product fulfillment.
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
Hyperion also has distributed research and development across the United States in California, Connecticut, Florida, Illinois, Texas, and in several countries including India, Australia, Belarus, and Canada. We have also distributed our support organization across the United States in California, Connecticut, Ohio, and in the country of India. It may be difficult to manage significant projects across such distributed centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad. Hyperion may not be able to successfully address each of these challenges, which could adversely affect our business and operating results.
Hyperion faces significant challenges and risks associated with compliance.
Hyperion’s numerous office locations, high number of employees, and varied distribution methods, among other considerations, make it possible that our high standards of ethics, governance, and compliance with laws may not always be met. For example, Hyperion has in excess of 600 partners worldwide. Some of the business practices in countries in which our partners operate on our behalf may not conform fully with local or U.S. laws. We may not be able to detect improper or unlawful conduct by our international partners which could put Hyperion at risk regarding possible violations of such laws as the U.S. Foreign Corrupt Practices Act (“FCPA”). Serious violations of local or U.S. laws, such as the FCPA, could result in fines or other criminal or civil sanctions which could have a material impact on Hyperion’s business, operating results, and financial condition.
There are significant risks related to any business combination and investment.
Hyperion has made, and may in the future make, acquisitions of, mergers with, or investments in, businesses that offer complementary products, services, and technologies. For example, in May 2006, Hyperion acquired certain assets of UpStream Software, a privately-held software and services company based in Rochester, Michigan. There are risks involved in these business combination activities, including but not limited to:
•	The possibility that Hyperion pays more than the value derived from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired business;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	Difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty of retaining customers and protecting maintenance revenues;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The potential that we do not detect a significant liability of the acquired business during the pre-acquisition due diligence process;

•	The possibility that businesses in which Hyperion invests ultimately fail, rendering our investment worthless;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill, intangible assets, fixed assets, and other assets. As of September 30, 2006, Hyperion has recorded $157.0 million of goodwill related to a number of acquisitions that will not be amortized in the ordinary course of business. We are required under generally accepted accounting principles to review our goodwill for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant change to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations.
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
Hyperion may be subject to further infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. In the past, Hyperion has been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial royalties. In the event of a successful patent infringement claim against Hyperion, our failure or inability to license the infringed or similar technology could restrict our ability to sell certain products, which could adversely affect Hyperion’s business, operating results, financial condition and cash flows.
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
Hyperion is dependent upon indirect channel partners and independent distributors.
In addition to our direct sales force, we rely on indirect channel partners such as OEMs, VARs, and independent distributors for licensing and support of our products in the United States and internationally. License revenue from channel partners comprised 18% of Hyperion’s total license revenue during the first quarter of fiscal 2007. Indirect channel sales involve a number of special risks, including:
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
Hyperion is exposed to customer claims.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the periods indicated, our repurchases of common stock in the first quarter of fiscal 2007.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans	Purchased Under the
Period	[1]	per Share	[2]	Plans
(In thousands, except per share data)
July 1, 2006 — July 31, 2006	870	$28.74	870	$40,000
August 1, 2006 — August 31, 2006	—	$—	—	$40,000
September 1, 2006 — September 30, 2006	—	$—	—	$40,000

[1]	All stock repurchases during the three months ended September 30, 2006, were made in open-market transactions as part of our publicly announced plans.

[2]	On April 20, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to $100.0 million of our common stock. In the first quarter of fiscal 2007, a total of 0.9 million shares were purchased under this plan. As of September 30, 2006, the remaining authorized amount for stock repurchases under the program was $40.0 million
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

Date: November 8, 2006	Hyperion Solutions Corporation (Registrant)
	By:	/s/ ROBIN L. WASHINGTON
Robin L. Washington
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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