Form 10-Q
period 2006-12-31
HYPERION SOLUTIONS CORP
filed 2007-02-08
CIK 1001113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006
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
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2007, there were 58,981,541 shares of the registrant’s common stock outstanding.

HYPERION SOLUTIONS CORPORATION
FORM 10-Q
“Hyperion,” the Hyperion “#” logo and Hyperion’s product names are trademarks of Hyperion Solutions Corporation. References to other companies and their products use trademarks owned by the respective companies and are for reference purposes only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	December 31,	June 30,
	2006	2006 (*)
ASSETS
Current assets:
Cash and cash equivalents	$209,877	$166,055
Short-term investments	276,557	271,228
Accounts receivable, net of allowances of $10,000 and $10,370	142,526	180,384
Deferred tax assets	11,103	10,869
Prepaid expenses and other current assets	32,297	35,205

TOTAL CURRENT ASSETS	672,360	663,741

Property and equipment, net	73,478	76,221
Goodwill	161,238	157,208
Other intangible assets, net	31,972	38,525
Deferred tax assets	46,254	40,956
Other assets	12,247	5,669

TOTAL ASSETS	$997,549	$982,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,269	$78,014
Accrued employee compensation and benefits	54,912	68,243
Income taxes payable	46,771	47,009
Deferred revenue	158,733	171,142
Restructuring liabilities	6,832	6,943

TOTAL CURRENT LIABILITIES	340,517	371,351

Long-term restructuring liabilities and other	17,896	21,384

TOTAL LIABILITIES	358,413	392,735

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock — $0.001 par value; 5,000 shares authorized; none issued	—	—
Common stock — $0.001 par value; 300,000 shares authorized; 58,528 and 58,301 shares issued and outstanding	59	58
Additional paid-in capital	572,302	534,716
Retained earnings	67,184	57,142
Accumulated other comprehensive loss	(409)	(2,331)

TOTAL STOCKHOLDERS’ EQUITY	639,136	589,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$997,549	$982,320

See accompanying notes to unaudited condensed consolidated financial statements.

(*)	The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. This condensed consolidated balance sheet should be read in conjunction with the annual report on Form 10-K for the fiscal year ended June 30, 2006.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES
Software licenses	$84,879	$74,445	$153,009	$134,969
Maintenance and services	138,031	111,049	268,404	220,750

TOTAL REVENUES	222,910	185,494	421,413	355,719

COSTS AND EXPENSES
Cost of revenues:
Software licenses	5,522	4,626	11,395	8,465
Maintenance and services	53,169	42,845	103,142	80,799
Sales and marketing	82,644	69,807	155,803	136,455
Research and development	32,149	28,360	62,345	56,241
General and administrative	19,325	17,385	42,368	33,514
Restructuring charge (credits)	—	446	(26)	346

TOTAL COSTS AND EXPENSES	192,809	163,469	375,027	315,820

OPERATING INCOME	30,101	22,025	46,386	39,899

Interest and other income, net	3,909	2,809	7,461	5,385

INCOME BEFORE INCOME TAXES	34,010	24,834	53,847	45,284

Income tax provision	12,482	9,312	20,383	16,470

NET INCOME	$21,528	$15,522	$33,464	$28,814

Other comprehensive income (loss)	611	(1,002)	1,922	(1,795)

COMPREHENSIVE INCOME	$22,139	$14,520	$35,386	$27,019

Basic net income per share	$0.37	$0.26	$0.58	$0.49
Diluted net income per share	$0.36	$0.25	$0.56	$0.47

Shares used in computing basic net income per share	58,068	59,102	57,784	59,176
Shares used in computing diluted net income per share	59,721	60,930	59,341	60,834
See accompanying notes to unaudited condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,464	$28,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,857	16,430
Stock-based compensation	18,284	14,807
Provision for accounts receivable allowances	2,707	2,660
Deferred tax assets	(3,217)	(4,236)
Income tax benefit from exercise of stock options	803	—
Changes in operating assets and liabilities:
Accounts receivable	38,092	(7,316)
Prepaid expenses and other current assets	3,249	1,277
Other assets	285	221
Accounts payable and accrued liabilities	(8,631)	2,927
Accrued employee compensation and benefits	(14,284)	(3,182)
Income taxes payable	(387)	8,234
Deferred revenue	(14,799)	(14,894)
Restructuring liabilities	(207)	(894)
Long-term restructuring liabilities and other	(3,419)	(3,077)

Net cash provided by operating activities	71,797	41,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale and other investments	(150,689)	(184,661)
Proceeds from sales and maturities of investments	139,139	182,058
Purchases of property and equipment	(8,107)	(10,216)
Purchases of other intangible assets	(205)	(637)
Payment for acquisitions, net of cash acquired	(5,992)	—

Net cash used in investing activities	(25,854)	(13,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital leases	(126)	—
Purchases of common stock	(32,460)	(80,081)
Proceeds from issuance of common stock	25,136	30,406
Income tax benefit from exercise of stock options	2,401	6,761

Net cash used in financing activities	(5,049)	(42,914)

Effect of foreign exchange rate changes on cash and cash equivalents	2,928	(1,769)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,822	(16,368)
Cash and cash equivalents at beginning of period	166,055	170,740

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,877	$154,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$44	$153
Cash paid for income taxes	$19,376	$4,980
See accompanying notes to unaudited condensed consolidated financial statements.

HYPERION SOLUTIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2006
1. Basis of Presentation
The accompanying interim condensed consolidated financial statements for the three and six month periods ended December 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures have been condensed or omitted pursuant to these rules and regulations. These interim condensed consolidated financial statements are unaudited and in the opinion of management, include all necessary adjustments for the fair statement of the Company’s financial position, results of operations and changes in cash flows. The consolidated results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending June 30, 2007. The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended June 30, 2006.
2. Significant Accounting Policies
Revenue Recognition
We derive revenues from licensing our software products and providing maintenance, consulting, and training services. Our standard software license agreement is a perpetual license to use our products on a named-user, concurrent user, or central processing unit basis.
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
Our accounts receivable allowance was $10.0 million at December 31, 2006, and $10.4 million at June 30, 2006, respectively. The total provision for accounts receivable allowances was $0.7 million and $1.4 million for the three months ended December 31, 2006 and 2005, respectively. Of these provisions, $0.8 million and $1.3 million were recorded as a reduction of revenue for the three months ended December 31, 2006 and 2005, respectively, and $(0.1) million and $0.1 million were recorded in general and administrative expense for the three months ended December 31, 2006 and 2005, respectively. The total provision for accounts receivable allowances was $2.7 million and $2.7 million for the six months ended December 31, 2006 and 2005, respectively. Of these provisions, $2.8 million and $2.5 million were recorded as a reduction of revenue for the six months ended December 31, 2006 and 2005, respectively, and $(0.1) million and $0.2 million were recorded in general and administrative expense for the six months ended December 31, 2006 and 2005, respectively.
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
The following table sets forth the computations of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31
	2006	2005	2006	2005
Net income	$21,528	$15,522	$33,464	$28,814

Shares used in computing basic net income per share	58,068	59,102	57,784	59,176
Effect of potentially dilutive securities	1,653	1,828	1,557	1,658

Shares used in computing diluted net income per share	59,721	60,930	59,341	60,834

Basic net income per share	$0.37	$0.26	$0.58	$0.49
Diluted net income per share	$0.36	$0.25	$0.56	$0.47
For the quarters ended December 31, 2006 and 2005, stock option rights totaling 2.0 million and 2.9 million weighted shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive. For the six months ended December 31, 2006 and 2005, stock option rights totaling 3.0 million and 3.4 million weighted shares of common stock, respectively, have been excluded from the diluted EPS calculations because their effect would have been antidilutive.

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
The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option and stock purchase awards:

	Three Months Ended
	December 31,
	2006	2005
Stock option plans:
Expected dividend yield	0%	0%
Expected stock price volatility	38%	45%
Risk-free interest rate	4.52%	4.29%
Average expected life (in years)	4.1	4.1

Stock purchase plans:
Expected dividend yield	0%	0%
Expected stock price volatility	31%	45%
Risk-free interest rate	5.10%	4.13%
Average expected life (in years)	0.5	0.5
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
Comprehensive Income
Comprehensive income includes net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$21,528	$15,522	$33,464	$28,814

Other comprehensive income:
Foreign currency translation adjustments	573	(723)	1,324	(1,194)
Unrealized gains (losses) on available-for-sale securities	38	(279)	598	(601)

Comprehensive income	$22,139	$14,520	$35,386	$27,019

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, therefore, is effective for Hyperion in the first quarter of fiscal 2009. We do not expect our adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operations, or cash flows.
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
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect our adoption of SFAS 155 in the first quarter of fiscal 2008 will have a material impact on our consolidated financial position, results of operations, or cash flows.
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
The changes in the carrying amount of goodwill for the six months ended December 31, 2006 are as follows (in thousands):

Balance at June 30, 2006	$157,208
Goodwill from acquisitions	4,756
Tax benefits related to the Brio acquisition	(591)
Effect of foreign currency translation	(135)

Balance at December 31, 2006	$161,238

We account for finite-lived intangibles and long-lived assets under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the assets or the strategy for our overall business; (iii) significant decrease in the market value of the assets; and (iv) significant negative industry or economic trends. Based upon the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on the estimated future discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors that may change in the near term. There were no factors or events that triggered an impairment review during the quarter ended December 31, 2006.
Intangible assets consist of the following (in thousands):

	December 31, 2006			June 30, 2006
				Gross
	Gross Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amount	Amortization	Value	Amount	Amortization	Value
Product development costs	$16,143	$(8,378)	$7,765	$16,963	$(6,912)	$10,051
Acquired technologies	44,920	(23,488)	21,432	46,390	(21,879)	24,511
Other intangibles	10,568	(7,793)	2,775	10,564	(6,601)	3,963

Total	$71,631	$(39,659)	$31,972	$73,917	$(35,392)	$38,525

Amortization expense related to intangible assets was $4.4 million and $3.2 million for the three months ended December 31, 2006 and 2005, respectively, and $8.8 million and $6.4 million for the six months ended December 31, 2006 and 2005, respectively. Product development costs and acquired technologies are generally amortized over three years, and other intangibles are amortized over periods ranging from one to seven years. The total expected future annual amortization expense for these intangible assets is as follows (in thousands):

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2007	$8,678
2008	11,785
2009	7,218
2010	3,522
2011 and thereafter	769

Total	$31,972

3. Commitments and Contingencies
Legal Proceedings
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft infringed two Hyperion patents relating to its financial consolidation, reporting, and analysis applications: Hyperion Financial Management and Hyperion Enterprise. Hyperion asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringed two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. On August 25, 2006, the court granted Hyperion’s Motion for Summary Judgment dismissing all OutlookSoft counterclaims. On September 15, 2006, at the conclusion of the trial, a jury found that OutlookSoft did not infringe the two Hyperion patents, and further found that certain claims of the two patents were invalid. On November 17, 2006, Hyperion and Outlooksoft settled all outstanding issues related to the litigation.
Guarantees and Indemnifications
We have entered into agreements with some of our customers that contain indemnification provisions relating to potential situations where claims could be alleged that our products infringe the intellectual property rights of a third party or that there has been a breach of confidentiality requirement. We also have indemnification arrangements with our Board of Directors and officers. We have not recorded a liability related to these indemnification and guarantee provisions, and we believe that the estimated fair value of these arrangements is minimal.
4. Business Combinations
In November 2006, we acquired Beatware, a privately held software company based in Redwood City, California. Beatware’s products offer a graphics development platform and rendering engine to create and deliver interactive graphic widgets, including speedometers, thermometers, and bar charts that dynamically change as users manipulate the underlying data.
Our acquisition of Beatware was accounted for under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Hyperion’s consolidated statements of operations include the results of Beatware from the date of acquisition. The aggregate purchase price for the net assets of Beatware was cash of $6.0 million, of which, preliminarily, $2.3 million was allocated to goodwill, $2.0 million was allocated to acquired technologies, and $1.7 million was allocated to deferred tax asset. In addition, Hyperion may be required to pay up to a maximum of $1.5 million in performance payments to the shareholders through fiscal year 2007, subject to the achievement of performance targets. There was no in-process research and development expense recorded as a result of this acquisition. Pro forma results have not been presented as the impact of this acquisition was insignificant to the consolidated financial statements for all periods presented.
In January 2007, we acquired Decisioneering for approximately $37.5 million, a privately held decision analysis software company based in Denver, Colorado. Decisioneering’s Crystal Ball software is a predictive analytics, simulation, and modeling tool for business users. This acquisition will allow us to reach new customers and new markets, address desktop usage for modeling and simulation, and to integrate risk management functionality more deeply into our solutions that automate the business management cycle.

5. Restructuring Liabilities
During fiscal 2006, our tenant decided not to renew its sublease contract on our leased facility in Egham, United Kingdom. Our original lease contract with the main landlord of the facility expires in March 2021, with an option to exit the lease five years earlier in March 2016, and the sublease expired in August 2006. During the fourth quarter ended June 30, 2006, we recorded a restructuring charge of $3.6 million. These restructuring costs were accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and were included as a charge to Hyperion’s results of operations. During the quarter ended September 30, 2006, the subtenant vacated the facility. During the first six months of fiscal 2007, we paid $0.3 million on this restructuring plan. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2016.
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.7 million for employee severance benefits and $0.1 million for facility closure costs in fiscal 2006. These restructuring costs were accounted for under SFAS 146 and were included as a charge to Hyperion’s results of operations. Through December 31, 2006, we paid $0.7 million on this restructuring plan. There are no remaining cash payments required related to this restructuring plan as December 31, 2006.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In fiscal year 2005, Hyperion adjusted the restructuring charges recorded in fiscal 2004 by $(0.5) million, which was included as a credit to Hyperion’s results of operations and resulted from a change in the estimate of sublease income primarily related to the Santa Clara, California facility. During the first six months of fiscal 2007, we paid $1.5 million on this restructuring plan, of which $0.7 million was paid during the quarter ended December 31, 2006. Future cash payments related to the Brio restructuring plan are expected to be substantially completed by the end of June 2010.
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product development business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities. During the first six months of fiscal 2007, we paid $1.7 million on this restructuring plan, of which $0.9 million was paid during the quarter ended December 31, 2006. Future cash payments related to this restructuring plan are expected to be made through September 2008.
The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2006	$267	$10,548	$131	$10,946
Restructuring charge (credit)	(51)	25	—	(26)
Cash payments	(200)	(980)	—	(1,180)
Non-cash items	—	139	—	139

Accrual balance at September 30, 2006	$16	$9,732	$131	$9,879
Cash payments	—	(1,200)	—	(1,200)
Non-cash items	—	130	—	130

Accrual balance at December 31, 2006	$16	$8,662	$131	$8,809

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2006	$17	$11,852	$11,869
Cash payments	—	(757)	(757)

Balance at September 30, 2006	$17	$11,095	$11,112
Cash payments	—	(757)	(757)
Non-cash items	1	—	1

Balance at December 31, 2006	$18	$10,338	$10,356

Of the total $19.2 million of restructuring accruals, $6.8 million is accounted for in “Restructuring liabilities” as current liabilities and $12.4 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of December 31, 2006.
6. Share-Based Payments
Stock Options
As of December 31, 2006, Hyperion had an aggregate of 10.0 million shares reserved for future issuance under its equity plans. The equity plans provide for the issuance of common shares pursuant to stock option exercises, issuances of restricted stock awards, restricted stock units, and other equity-based awards. There were 1.7 million shares available for grant under the equity plans as of December 31, 2006. Under the equity plans, stock options, restricted stock awards, and restricted stock units can be issued to employees and to non-employee directors.
Stock options are generally granted to employees, officers, and non-employee directors under the equity plans with exercise prices equal to the fair market value of the common stock on the date of grant and generally vest over a period of four years. Options granted that have been under Hyperion’s equity plans have maximum terms ranging from six to ten years from the date of grant. Options currently issued under Hyperion’s 2004 Equity Incentive Plan, as amended, have expiration dates no greater than six years from date of grant. Certain options provide for accelerated vesting upon certain events, including an employee’s involuntary termination, as defined in the plan, within eighteen months following a change in control of Hyperion. On October 9, 2006, the Board of Directors of Hyperion Solutions Corporation approved amendments to the 2004 Equity Incentive Plan, and on November 15, 2006, at the annual meeting of the Company’s stockholders, the stockholders approved the Amended Plan. Amendments to the 2004 Equity Incentive Plan include (1) increasing the number of shares reserved for issuance by 1,500,000 shares for any type of Award; (2) clarifying that Stock Awards, that must vest completely over a specified time frame from the date of grant, may begin vesting immediately from the date of grant as long as the total vesting period complies with the specified requirement; (3) clarifying the Board’s intent to make the antidilution provisions mandatory in the event of a change in capital structure; and (4) ensuring that certain payments to employees qualify as performance-based compensation.

The following table presents a summary of Hyperion’s stock option activity for the three months ended September 30, 2006 and December 31, 2006 (shares in thousands):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value ($000’s)
Outstanding at June 30, 2006	8,315	$25.01
Granted	350	31.90
Exercised	(426)	20.05
Forfeited	(121)	30.62

Outstanding at September 30, 2006	8,118	$25.49	4.15	$74,047
Granted	314	37.41
Exercised	(495)	20.76
Forfeited	(156)	29.29

Outstanding at December 31, 2006	7,781	$26.19	4.01	$77,082

Exercisable at December 31, 2006	4,011	$22.16	3.45	$55,979

The aggregate intrinsic value of $77.1 million represents the sum of the amounts by which the quoted market price of our stock exceeded the exercise price of the options at December 31, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The weighted average grant-date fair value of options granted during the second quarters of fiscal 2007 and fiscal 2006 were $13.58 and $13.53, respectively. The total intrinsic value of options exercised during the quarters ended December 31, 2006 and 2005 was $8.3 million and $15.7 million, respectively. The total cash received from employees as a result of stock option exercises was $10.3 million and $16.6 million for the quarters ended December 31, 2006 and 2005, respectively, and $18.8 million and $25.2 million for the six months ended December 31, 2006 and 2005, respectively. In connection with these exercises, Hyperion realized tax benefits of $2.0 million and $4.5 million for the quarters ended December 31, 2006 and 2005, respectively, and $3.2 million and $6.8 million for the six months ended December 31, 2006 and 2005, respectively.
The total unrecognized compensation cost related to unvested awards is $43.1 million as of December 31, 2006, and is expected to be recognized over the weighted average period of 2.6 years.
There were no significant capitalized stock-based compensation costs at December 31, 2006 and 2005.
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

The following table presents a summary of Hyperion’s restricted stock awards activity for the three months ended September 30, 2006 and December 31, 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested shares at June 30, 2006	312	$27.94
Granted	62	31.74
Vested	(89)	24.97

Nonvested shares at September 30, 2006	285	$29.69
Granted	67	38.00
Vested	(6)	30.51
Cancelled	(3)	29.44

Nonvested shares at December 31, 2006	343	$31.29

The total unrecognized compensation cost related to unvested restricted stock awards is $7.7 million as of December 31, 2006, and is expected to be recognized over the weighted average period of 2.8 years. The total fair value of restricted stock awards vested during the quarter ended December 31, 2006 was $0.2 million.
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
The following table presents a summary of Hyperion’s restricted stock unit activity for the three months ended September 30, 2006 and December 31, 2006 (shares in thousands):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Outstanding at June 30, 2006	511	$31.90
Granted	40	31.41
Cancelled	(9)	31.32

Outstanding at September 30, 2006	542	$31.87
Granted	58	37.27
Cancelled	(23)	31.94

Outstanding at December 31, 2006	577	$32.40

Exercisable at December 31, 2006	—	$—

The total unrecognized compensation cost related to unvested awards not yet recognized is $13.2 million as of December 31, 2006, and is expected to be recognized over a weighted average period of 3.3 years.
Employee Stock Purchase Plan
Hyperion sponsors an employee stock purchase plan (“ESPP”) that is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Hyperion common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases per employee under the ESPP are limited to 10% of an employee’s eligible compensation, 1,000 shares per offering period, and a fair market value of $25,000 in any plan year. Approximately 289,000 and 265,000 shares, respectively, were issued under the ESPP during the quarters ended December 31, 2006 and 2005. Approximately 1.3 million shares were reserved for future issuance under the ESPP at December 31, 2006.

7. Stock Repurchases
In April 2006, the Board of Directors authorized the company to repurchase up to $100.0 million of its common stock. During the three months ended December 31, 2006, Hyperion repurchased and retired 0.2 million shares of its common stock for a total cost of $7.5 million. Of this amount, during the quarter ended December 31, 2006, $1.9 million was recorded as a reduction of additional paid-in capital and the remaining $5.6 million was recorded as a reduction of retained earnings. During the six months ended December 31, 2006, Hyperion repurchased and retired approximately 1.1 million shares of its common stock for a total cost of $32.5 million. Of this amount, $9.9 million was recorded as a reduction to additional paid-in capital and the remaining $22.6 million was recorded as a reduction to retained earnings. As of December 31, 2006, $32.5 million of the funds approved for this repurchase program were available.
8. Segment and Geographic Information
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
Enterprise-wide information included below is provided in accordance with SFAS 131. Geographic revenue information is primarily based on the ordering location of the customer, and long-lived asset information is based on the physical location of the assets. The following table presents revenues and long-lived assets by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Americas	$133,567	$111,368	$261,354	$219,402
EMEA	75,082	59,456	131,718	108,788
APAC	14,261	14,670	28,341	27,529

	$222,910	$185,494	$421,413	$355,719

The Americas region includes non-U.S. revenues of $10.2 million and $8.3 million for the three months ended December 31, 2006 and 2005, respectively. The Americas region includes non-U.S. revenues of $20.0 million and $14.9 million for the six months ended December 31, 2006 and 2005, respectively

	December 31,	June 30,
	2006	2006
Long-lived assets:
Americas	$66,299	$70,583
EMEA	5,582	4,241
APAC	1,597	1,397

	$73,478	$76,221

The Americas region includes non-U.S. long-lived assets of $0.5 million and $0.5 million as of December 31, 2006, and June 30, 2006, respectively.

The following table presents revenues for groups of similar products and services (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Software licenses	$84,879	$74,445	$153,009	$134,969
Maintenance and services:
Maintenance	95,067	81,396	184,677	159,336
Consulting and training	42,964	29,653	83,727	61,414

	138,031	111,049	268,404	220,750

Total revenues	$222,910	$185,494	$421,413	$355,719

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Statements made in this report on Form 10-Q relating to the future, including, among others, those related to (1) Hyperion’s future financial results, operating results, business strategies, projected costs, products, competitive positions, and plans and objectives of management for future operations; (2) the timing and functionality of new product releases; (3) Hyperion’s stock repurchase plans; (4) the ability of Hyperion’s acquisitions to enhance its business performance management and business intelligence offerings; and (5) market size and growth estimates by industry analysts and us are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors.” These and many other factors could affect Hyperion’s future financial and operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Hyperion or on its behalf. Hyperion does not undertake an obligation to update its forward-looking statements to reflect future events or circumstances.
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
Hyperion is headquartered in Santa Clara, California. We serve customers in 45 countries through our direct field organization and our network of more than 600 partners worldwide. As of December 31, 2006, Hyperion employed 2,864 people globally.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes during the second quarter of fiscal 2007 to the items that we disclosed as our critical accounting policies in management’s discussion and analysis of financial condition and results of operations in our annual report on Form 10-K for the fiscal year ended June 30, 2006.
RESULTS OF OPERATIONS
REVENUES

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Software licenses	$84,879	$74,445	$10,434	14%	$153,009	$134,969	$18,040	13%
Maintenance and services	138,031	111,049	26,982	24%	268,404	220,750	47,654	22%

Total revenues	$222,910	$185,494	$37,416	20%	$421,413	$355,719	$65,694	18%

The growth in total revenues from the first three and six months of fiscal 2006 to the same periods of fiscal 2007 was primarily attributed to a 24% and 22% increase in maintenance and services revenue as a result of our increasing installed customer base, respectively, and a 14% and 13% license revenue growth driven by the continued success of Hyperion System 9 (“System 9”), respectively, which was released in September 2005.
The change in foreign currency exchange rates favorably impacted total revenues in the first three and six months of fiscal 2007 by approximately $4.6 million and $7.4 million, compared to the same periods of fiscal 2006 primarily due to the strengthening of the Euro against the U.S. Dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 18% in the second quarter of fiscal 2007 and 16% in the first six months of fiscal 2007, compared to the same periods in fiscal 2006.

Software Licenses

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Software licenses	$84,879	$74,445	$10,434	14%	$153,009	$134,969	$18,040	13%

Percent of total revenue	38%	40%			36%	38%

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Key Software License Revenue Indicators:	2006	2005	2006	2005
Average selling price	$131	$118	$137	$120
Software license transactions greater than $500,000	29	21	56	36
Software license transactions greater than $1 million	7	5	16	11
Number of new customers	407	292	679	602
Percentage of license revenue from new customers	27%	20%	26%	23%
Software license revenues increased 14% and 13% in the second quarter and first six months of fiscal 2007 compared to the same periods in the prior fiscal year. The increase in license revenues was driven by the continued success of System 9. Further, as customers migrate to System 9, they are purchasing more modules and more user licenses. System 9 accounts for the vast majority of our software license transactions greater than $0.5 million. Demand for System 9 drove the average selling price higher for the second quarter and first six months of fiscal 2007 compared to the same periods in the prior fiscal year. We acquired a record 407 new customers in the second quarter of fiscal 2007. The vast majority bought our business intelligence software.
We market our products through our direct sales force and through our channel partners. To date, we have generated the majority of our license revenue through our direct sales force, and we complement our direct sales force with channel partners, which include original equipment manufacturers, value added resellers, system integrators, and independent distributors. License revenue from channel partners comprised 23% of total license revenue in the second quarter of fiscal 2007, compared to 22% of total license revenue in the second quarter of fiscal 2006, and comprised 21% of total license revenue in the first six months of fiscal 2007, compared to 24% of total license revenue in the first six months of fiscal 2006. The percentage of license revenue derived from our channel partners can fluctuate between periods, as it is sensitive to large individual transactions that are neither predictable nor consistent in size or timing. No single channel partner or direct customer represented more than 10% of total revenue during the periods presented.
Maintenance and Services

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Maintenance	$95,067	$81,396	$13,671	17%	$184,677	$159,336	$25,341	16%
Consulting and training	42,964	29,653	13,311	45%	83,727	61,414	22,313	36%

Total maintenance and services	$138,031	$111,049	$26,982	24%	$268,404	$220,750	$47,654	22%

Percent of total revenue	62%	60%			64%	62%
Maintenance revenue increased 17% and 16% for the first three and six months of fiscal 2007 compared to the same periods of fiscal 2006 primarily due to the increase in our installed customer base, driven by continued success of System 9, which was released in September 2005, and from our Financial Data Quality Management installed customer base resulting from our acquisition of UpStream Software in May 2006. The increase in consulting and training revenue in the second quarter and the first six months of fiscal 2007 was principally due to increased implementations of System 9, which increased our utilization rates.

COST OF REVENUE
Cost of Software License Revenue

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Cost of software licenses	$5,522	$4,626	$896	19%	$11,395	$8,465	$2,930	35%

Percent of software license revenue	7%	6%			7%	6%
Cost of software license revenue consists primarily of royalty expenses, amortization of capitalized software development costs, amortization of acquired technologies, and the cost of product packaging and documentation materials. Gross margins on software license revenue were 93% for the first three and six months of fiscal 2007, a slight decrease from 94% for the same periods of fiscal 2006. For the quarter ended December 31, 2006, compared to the same period last year, cost of software license revenue increased due to an increase in amortization of $1.1 million, which was primarily due to acquired technologies from our acquisition of UpStream Software in May 2006. For the six month ended December 31, 2006, compared to the same period last year, cost of software license revenue increased due to a increase in royalties of $1.1 million, which resulted from new royalty arrangements with our technology partners and the sale of different product mixes, and an increase in amortization of $2.1 million, which was primarily due to acquired technologies from our acquisition of UpStream Software in May 2006.
We capitalize our software product development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). The amounts capitalized relate to localization costs for our software products. Capitalized software product development costs are amortized over the estimated economic life of the products, which is generally three years. The amounts capitalized during the first six months of fiscal 2007 and 2006 were negligible.
Cost of Maintenance and Services Revenue

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Cost of maintenance and services	$53,169	$42,845	$10,324	24%	$103,142	$80,799	$22,343	28%

Percent of maintenance and services revenue	39%	39%			38%	37%
Cost of maintenance and services revenue consists largely of compensation and benefits for support, consulting, and training personnel. Gross margins on maintenance and services revenue were 61% and 62% for the first three and six months of fiscal 2007, compared to 61% and 63% for the same periods of fiscal 2006, respectively.
Cost of maintenance and services revenue increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 due to a $5.1 million increase in employee expenses largely due to headcount growth, a $4.0 million increase in external personnel costs, and a $1.3 million increase in reimbursable travel and entertainment. The increase in external personnel costs is primarily due to an increased usage of third-party consultants in connection with System 9 implementations. Cost of maintenance and services revenue increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 due to a $9.9 million increase in employee expenses, largely from headcount growth, an $8.3 million increase in external personnel costs due to higher utilization of third party consultants, and a $2.5 million increase in reimbursable travel and entertainment. Maintenance and services headcount increased from 796 employees at December 31, 2005 to 960 employees at December 31, 2006.

OPERATING EXPENSES
Sales and Marketing

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Sales and marketing	$82,644	$69,807	$12,837	18%	$155,803	$136,455	$19,348	14%

Percent of total revenue	37%	38%			37%	38%
Sales and marketing expense primarily consists of employee salaries and related costs, sales commissions, marketing programs, and occupancy and equipment costs. Sales and marketing expense increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to a $8.7 million increase in employee expenses, largely from increases in compensation expense resulting from higher revenue year over year and headcount growth, a $1.1 million increase in travel and entertainment, and a $1.4 million increase in marketing expenses primarily due to higher advertising and field marketing expenses associated with System 9. Sales and marketing headcount increased from 940 employees at December 31, 2005 to 986 employees as of December 31, 2006.
Sales and marketing expense increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 primarily due to a $14.0 million increase in employee expenses, largely from increases in compensation resulting from higher revenue year over year and headcount growth, a $1.3 million increase in travel and entertainment, and a $1.6 million increase in marketing costs primarily due to higher advertising and field marking expenses associate with System 9.
Research and Development

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Research and development	$32,149	$28,360	$3,789	13%	$62,345	$56,241	$6,104	11%

Percent of total revenue	14%	15%			15%	16%
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
The increase in research and development expense in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 is primarily due to a $2.1 million increase in employee expenses and a $1.3 million increase in external personnel costs. The increase in external personnel costs is primarily due to our investment in our release of System 9 version 9.3 through the use of offshore contracted resources. Research and development headcount increased from 481 employees at December 31, 2005 to 508 employees at December 31, 2006. We also have offshoring contracts where we utilized about 310 and 240 engineering consultants in India and Belarus as of December 31, 2006 and 2005, respectively, who are not included in our employee headcount.
Research and development expense increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 due to a $3.0 million increase in employee expenses, and a $2.8 million increase in external personnel costs. The increase in external personnel costs is primarily due to our investments in new software releases through the use of offshore contracted resources.

General and Administrative

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
General and administrative	$19,325	$17,385	$1,940	11%	$42,368	$33,514	$8,854	26%

Percent of total revenue	9%	9%			10%	9%
General and administrative expense primarily consists of employee salaries and related costs, professional fees, settlement of litigation, and occupancy and equipment costs. General and administrative expense increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to a $2.1 million increase in employee expenses and a $0.6 million increase in professional services. This increase was partially offset by a decrease of $0.8 million in litigation expense. General and administrative headcount increased from 378 employees at December 31, 2005 to 405 employees at December 31, 2006.
General and administrative expense increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 due to a $4.0 million increase in employee expenses, a $3.2 million settlement associated with patent dispute with HyperRoll, Inc., and a $0.6 million increase in professional services.
Restructuring Charges (Credits)
During fiscal 2006, our tenant decided not to renew its sublease contract on our leased facility in Egham, United Kingdom. Our original lease contract with the main landlord of the facility expires in March 2021, with an option to exit the lease five years earlier in March 2016, and the sublease expired in August 2006. During the fourth quarter ended June 30, 2006, we recorded a restructuring charge of $3.6 million. These restructuring costs were accounted for under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and were included as a charge to Hyperion’s results of operations. During the quarter ended September 30, 2006, the subtenant vacated the facility. During the first six months of fiscal 2007, we paid $0.3 million on this restructuring plan. Future cash payments related to this restructuring plan are expected to be substantially completed by December 31, 2016.
In the second quarter of fiscal 2006, management approved and initiated plans to eliminate certain duplicative activities associated with the customer support and engineering organizations. We recorded a restructuring charge of $0.7 million for employee severance benefits and $0.1 million for facility closure costs in fiscal 2006. These restructuring costs were accounted for under SFAS 146 and were included as a charge to Hyperion’s results of operations. Through December 31, 2006, we paid $0.7 million on this restructuring plan. There are no remaining cash payments required related to this restructuring plan as December 31, 2006.
In connection with the acquisition of Brio in October 2003, Hyperion recorded $36.1 million of restructuring costs in connection with exiting certain pre-acquisition activities of Brio, including $4.8 million of employee severance costs, $26.6 million of facility closure costs, and $4.7 million of asset impairments related to the facility closures. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In fiscal year 2005, Hyperion adjusted the restructuring charges recorded in fiscal 2004 by $(0.5) million, which was included as a credit to Hyperion’s results of operations and resulted from a change in the estimate of sublease income primarily related to the Santa Clara, California facility. During the first six months of fiscal 2007, we paid $1.5 million on this restructuring plan, of which $0.7 million was paid during the quarter ended December 31, 2006. Future cash payments related to the Brio restructuring plan are expected to be substantially completed by the end of June 2010.
In June 2001, Hyperion announced a corporate restructuring plan designed to bring costs in line with revenues and strengthen the financial performance of the company, which resulted in a reduction of the workforce by approximately 300, or 12% of worldwide headcount. Employee groups impacted by the restructuring included personnel involved in corporate services, product development business units, sales, and customer support. In addition, Hyperion consolidated some of its facilities and exited other facilities. In June 2001, the total amount recorded as restructuring and other charges was $42.8 million and was accounted for under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), which was subsequently superseded by SFAS 146. In fiscal years 2005, 2004, 2003, and 2002, Hyperion adjusted the restructuring charges recorded in fiscal 2001 by $(0.6) million, $0.6 million, $0.8 million, and $0.1 million respectively. These adjustments resulted primarily from a change to the estimate of sublease income related to our facility exit costs and did not represent new restructuring activities. During the first six months of fiscal 2007, we paid $1.7 million on this restructuring plan, of which $0.9 million was paid during the quarter ended December 31, 2006. Future cash payments related to this restructuring plan are expected to be made through September 2008.

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under SFAS 146 and EITF 94-3, which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Other	Total
Accrual balance at June 30, 2006	$267	$10,548	$131	$10,946
Restructuring charge (credit)	(51)	25	—	(26)
Cash payments	(200)	(980)	—	(1,180)
Non-cash items	—	139	—	139

Accrual balance at September 30, 2006	$16	$9,732	$131	$9,879
Cash payments	—	(1,200)	—	(1,200)
Non-cash items	—	130	—	130

Accrual balance at December 31, 2006	$16	$8,662	$131	$8,809

The following table sets forth the activity in Hyperion’s restructuring accruals accounted for under EITF 95-3 which are included in “Restructuring liabilities” and “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheets (in thousands):

	Severance	Facilities	Total
Balance at June 30, 2006	$17	$11,852	$11,869
Cash payments	—	(757)	(757)

Balance at September 30, 2006	$17	$11,095	$11,112
Cash payments	—	(757)	(757)
Non-cash items	1	—	1

Balance at December 31, 2006	$18	$10,338	$10,356

Of the total $19.2 million of restructuring accruals, $6.8 million is accounted for in “Restructuring liabilities” as current liabilities and $12.4 million is included in “Long-term restructuring liabilities and other” in the accompanying condensed consolidated balance sheet as of December 31, 2006.
INTEREST AND OTHER INCOME, NET

	Three Months Ended				Six Months Ended
	December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Interest and other income, net	$3,909	$2,809	$1,100	39%	$7,461	$5,385	$2,076	39%
Interest and other income, net consists primarily of interest earned on cash, cash equivalents, and short-term investment balances, net of interest expensed during the normal course of business. Interest and other income, net increased in the second quarter and the first six months of fiscal 2007 compared to the second quarter and the first six months of fiscal 2006 due to higher market interest rates and increases in average balances of cash, cash equivalents, and short-term investments.
INCOME TAX PROVISION

	Three Months				Six Months Ended
	Ended December 31,		Variance		December 31,		Variance
(In thousands)	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
Income tax provision	$12,482	$9,312	$3,170	34%	$20,383	$16,470	$3,913	24%

Effective tax rate	36.7%	37.5%			37.9%	36.4%
Our effective income tax rates were 36.7% and 37.5% for the second quarters ended December 31, 2006 and 2005, respectively. The decrease in our fiscal 2007 second quarter effective income tax rate was primarily due to the U.S. tax legislation enacted in December 2006 that reinstated the Federal research and development credit retroactively to January 1, 2006, and was partially offset by the phase out and repeal of the extraterritorial income exclusion.
Our effective income tax rates were 37.9 % and 36.4% for the six months ended December 31, 2006 and 2005, respectively. The increase in our effective tax rate for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to the phase out and repeal of the extraterritorial income exclusion and a one time reduction in fiscal 2006 related to interest accrued on net operating loss claims generated in prior years, and was partially offset by the benefit of the reinstated Federal research and development credit.

NET INCOME
We generated net income of $21.5 million, or $0.36 per diluted share, in the second quarter of fiscal 2007, compared to net income of $15.5 million, or $0.25 per diluted share, in the second quarter of fiscal 2006. For the first six months of fiscal 2007, our net income was $33.5 million, or $0.56 per diluted share, compared to net income of $28.8 million, or $0.47 per diluted share, for the first six months of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
(In thousands)	2006	2005
Cash and cash equivalents	$209,877	$154,372
Short-term investments	276,557	270,996
Working capital	331,843	326,078

	Six Months Ended December 31,
(In thousands)	2006	2005
Net cash provided by operating activities	$71,797	$41,771
Net cash used in investing activities	(25,854)	(13,456)
Net cash used in financing activities	(5,049)	(42,914)
At December 31, 2006, we had $209.9 million in cash and cash equivalents and $276.6 million in short-term investments, consisting primarily of balances in interest-bearing demand deposit accounts, auction rate securities, variable rate demand notes, state and municipal bonds, and other highly-liquid securities. At December 31, 2006, our working capital was $331.8 million.
In the first six months of fiscal 2007 and 2006, we generated positive cash flows from operations of $71.8 million and $41.8 million, respectively. In the first six months of fiscal 2007, our operating cash flow was primarily due to the net income generated during the period of $33.5 million and the impact of the non-cash charges reflected in net income for depreciation and amortization of $19.9 million and stock-based compensation of $18.3 million, and a decrease in accounts receivable of $38.1 million due to strong cash collection during the second quarter of fiscal 2007. These increases are partially offset by a decrease in accounts payable and accrued liabilities of $8.6 million, a decrease in accrued employee compensation and benefits of $14.3 million, and a decrease in deferred revenue of $14.8 million. In the first six months of fiscal 2006, our operating cash flow was primarily due to the net income generated during the period of $28.8 million and the impact of the non-cash charges reflected in net income such as depreciation and amortization of $16.4 million and stock-based compensation of $14.8 million. These increases are partially offset by a decrease in deferred revenue of $14.9 million, a decrease in deferred income taxes of $4.2 million, and an increase in accounts receivable of $7.3 million.
Net cash used in investing activities amounted to $25.9 million in the first six months of fiscal 2007, compared to net cash used in investing activities of $13.5 million in the first six months of fiscal 2006. The cash used in investing activities in the first six months of fiscal 2007 resulted primarily from purchases of investments of $150.7 million, purchases of property and equipment of $8.1 million, and payments for acquisitions, net of cash acquired of $6.0 million, which was partially offset by proceeds from sales and maturities of investments of $139.1 million. The cash used in investing activities in the first six months of fiscal 2006 resulted primarily from purchases of investments of $184.7 million and purchases of property and equipment of $10.2 million, which was partially offset by proceeds from sales and maturities of investments of $182.1 million.
Net cash used in financing activities was $5.0 million in the first six months of fiscal 2007, compared to net cash used in financing activities of $42.9 million in the first six months of fiscal 2006. The cash used in financing activities for the first six months of fiscal 2007 resulted from $32.5 million of repurchases of our common stock, which was partially offset by $25.1 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans and $2.4 million of income tax benefit from the exercise of stock options. The cash used in financing activities for the first six months of fiscal 2006 resulted from $80.1 million of repurchases of our common stock, which was offset by $30.4 million of proceeds from the issuance of common stock under our employee stock option and stock purchase plans, and $6.8 million of income tax benefit from the exercise of stock options.

On April 20, 2006, the Board of Directors approved a stock repurchase program of $100.0 million. As of December 31, 2006, $32.5 million remain as authorized for additional stock repurchases. We expect to continue to repurchase shares of common stock under this plan during the remainder of fiscal 2007, subject to market conditions and other factors.
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
The following table summarizes our future minimum lease payments under all non-cancelable lease and purchase obligations with terms in excess of one year, as of December 31, 2006, and the effect that such contractual obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Payments Due In
	Total			Fiscal	Fiscal 2012
	Payments		Fiscal 2008	2010 and	and
	Due	Fiscal 2007	and 2009	2011	Thereafter
Operating lease obligations [1]	$106,175	$12,930	$41,703	$22,268	$29,274
Capital lease obligations [2]	674	150	524	—	—
Purchase obligations [3]	677	—	677	—	—

	$107,526	$13,080	$42,904	$22,268	$29,274

[1]	Excludes minimum sublease rentals income aggregating approximately $10.2 million due in the future under non-cancelable subleases.

[2]	Represents remaining payments under capital leases of computer equipment, the imputed interest included in the capital lease obligation is immaterial.

[3]	Represents amounts associated with agreements that are enforceable, legally binding, and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the payment.
In connection with our acquisition of Decisioneering, the purchase price of approximately $37.5 million was paid in January 2007.
In connection with the UpStream Software acquisition, Hyperion may be required to pay up to a maximum of $4.0 million in performance payments through fiscal year 2008, based on the achievement of revenue targets.
In connection with the Beatware acquisition, Hyperion may be required to pay up to a maximum of $1.5 million in performance payments through fiscal year 2007, based on the achievement of revenue targets.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of December 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and, therefore, is effective for Hyperion in the first quarter of fiscal 2009. We do not expect our adoption of SFAS 157 will have a material impact on our consolidated financial position, results of operations, or cash flows.

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
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. We do not expect our adoption of SFAS 155 in the first quarter of fiscal 2008 will have a material impact on our consolidated financial position, results of operations, or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY EXCHANGE RATE RISK. We transact business in various foreign currencies. Our exposure to foreign currency exchange rate fluctuations arises in part from non-functional currency denominated trade accounts receivable and intercompany accounts receivable. Intercompany accounts receivable arise when software royalty fees and certain other costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary, which is generally their local currency. From time to time, we utilize foreign currency forward exchange contracts to offset the risk associated with the effects of these trade receivables and the effects of certain intercompany receivables for which we anticipate settlement in the foreseeable future. As a result, increases or decreases in these accounts due to foreign exchange rate changes are offset by gains and losses on the forward contracts so as to minimize foreign currency transaction gains and losses. Our forward contracts generally have terms of sixty days or less. We do not use forward contracts for speculative or trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in our consolidated statements of operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect when the contracts mature.
Net foreign exchange transaction gains and losses were not material for the second quarter of fiscal 2007. As of December 31, 2006, we had net forward contracts to sell the U.S. dollar equivalent of $33.8 million in foreign currency. An immediate 10% change in currency exchange rates affecting our foreign exchange transactions would not have a material impact on our results of operations.
The change in foreign currency exchange rates favorably impacted total revenues in the second quarter and the first six months of fiscal 2007 by approximately $4.6 million and $7.4 million, respectively, compare to the same periods of fiscal 2006 due to the strengthening of the Euro against the U.S. Dollar. Excluding the impact of foreign currency exchange rate changes, total revenues would have increased 18% in the second quarter of fiscal 2007 and 16% in the first six months of fiscal 2007, compared to the same periods in the fiscal 2006.
INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while maximizing yields, without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of high-quality, liquid securities. At December 31, 2006, our short-term investments consisted of investment-grade debt securities with a fair value of $276.6 million. The portfolio is invested in securities with relatively short maturities to minimize interest rate risk and for liquidity purposes in the event of immediate cash needs. Due to the short duration of our investment portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair value of our investment portfolio.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In December 2004, Hyperion filed an action against OutlookSoft Corporation (“OutlookSoft”) in Federal District Court for the Eastern District of Texas, charging that OutlookSoft infringed two Hyperion patents relating to its financial consolidation, reporting, and analysis applications: Hyperion Financial Management and Hyperion Enterprise. Hyperion asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. In January 2005, OutlookSoft answered the complaint by denying infringement and challenging the validity and enforceability of the Hyperion patents. OutlookSoft also filed counterclaims alleging that Hyperion infringed two of its patents, asked for damages for past infringement, including treble damages for willful infringement, and an injunction against further infringement. On August 25, 2006, the court granted Hyperion’s Motion for Summary Judgment dismissing all OutlookSoft counterclaims. On September 15, 2006, at the conclusion of the trial, a jury found that OutlookSoft did not infringe the two Hyperion patents, and further found that certain claims of the two patents were invalid. On November 17, 2006, Hyperion and Outlooksoft settled all outstanding issues related to the litigation.
ITEM 1A. RISK FACTORS
FACTORS THAT MAY AFFECT FUTURE RESULTS
We operate in a very competitive and rapidly changing environment that involves numerous risks, some of which are beyond our control. This section should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto, and the other parts of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report on Form 10-Q. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. The following discussion highlights some of these risks.
Product enhancement and new product introductions involve inherent risks.
Hyperion competes in a market characterized by rapid technological advances in hardware and software development, evolving standards in computer hardware and software technology, and frequent new product introductions and enhancements. To succeed, we must continually expand and refresh our product offerings to include newer features or products, and enter into agreements allowing integration of third-party technology into Hyperion’s products. For example, System 9, Hyperion’s integrated BPM system which was released in September 2005, has been and continues to be a significant undertaking. The introduction of new products or updated versions of continuing products has inherent risks, including, but not limited to:
•	Product quality, including the possibility of software defects;

•	Delays in releasing new products;

•	Customers delaying purchase decisions in anticipation of new products to be released;

•	Customer confusion, extended evaluation, and negotiation time;

•	The fit of the new products and features with the customer’s needs;

•	The successful adaptation of third-party technology into our products;

•	Educating Hyperion’s sales, marketing, and consulting personnel to work with the new products and features;

•	Competition from earlier and more established entrants;

•	Market acceptance of initial product releases;

•	Technological challenges involved in integrating Hyperion products into cohesive business performance management systems offerings;

•	Marketing effectiveness, including challenges in distribution; and

•	The accuracy of assumptions about the nature of customer demand.
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
Hyperion has made, and may in the future make, acquisitions of, mergers with, or investments in, businesses that offer complementary products, services, and technologies. For example, in November 2006, Hyperion acquired Beatware, a privately held software company based in Redwood City, California, and in January 2007, we also acquired Decisioneering, Inc., a privately held decision analysis software company based in Denver, Colorado. There are risks involved in these business combination activities, including but not limited to:
•	The possibility that Hyperion pays more than the value derived from the acquisition;

•	The difficulty of integrating the products, operations, and personnel of the acquired business;

•	The possibility that all aspects of the integration are not completed or that all of the anticipated synergies of the acquisition are not realized;

•	The difficulties in managing software development activities to define a combined product roadmap, ensuring timely development of new products, timely release of new products to market, and the development of efficient integration and migration processes and tools;

•	The difficulty of retaining key alliances on attractive terms with partners and suppliers;

•	The difficulty of retaining customers and protecting maintenance revenues;

•	The difficulty of retaining and recruiting key personnel and maintaining employee morale;

•	The potential product liability associated with selling the acquired company’s products;

•	The potential that we do not detect a significant liability of the acquired business during the pre-acquisition due diligence process;

•	The possibility that businesses in which Hyperion invests ultimately fails, rendering our investment worthless;

•	The potential disruption of Hyperion’s ongoing business and the distraction of management from Hyperion’s business; and

•	The potential write-down of impaired goodwill, intangible assets, fixed assets, and other assets. As of December 31, 2006, Hyperion has recorded $161.2 million of goodwill related to a number of acquisitions that will not be amortized in the ordinary course of business. We are required under generally accepted accounting principles to review our goodwill for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant change to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations.
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
The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments. Some of the judgments will be in areas that may be open to interpretation, and our independent registered public accounting firm may not agree with our assessments.
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
Hyperion also has distributed research and development across the United States in California, Connecticut, Florida, Illinois, Texas, and in several countries including India, Australia, Belarus, and Canada. We have also distributed our support organization across the United States in California, Connecticut, Ohio, and in the countries of India and the United Kingdom. It may be difficult to manage significant projects across such distributed centers due to risk factors noted above, as well as, potential risks associated with disruptions of power and internet network infrastructures located abroad. Hyperion may not be able to successfully address each of these challenges, which could adversely affect our business and operating results.
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
Hyperion may be subject to further infringement claims as the number of products and competitors in Hyperion’s industry segment grows and the functionality of products in different industry segments overlaps. In the past, Hyperion has been subjected to patent infringement claims. Any such claims, with or without merit, could be time consuming and costly to defend, divert management’s attention and resources, cause product shipment delays, or requires us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all, and may require the payment of substantial royalties. In the event of a successful patent infringement claim against Hyperion, our failure or inability to license the infringed or similar technology could restrict our ability to sell certain products, which could adversely affect Hyperion’s business, operating results, financial condition and cash flows.
Enforcement of Hyperion’s intellectual property rights may be difficult.
Our means of protecting our proprietary rights in the United States or abroad may not be adequate and could be subject to challenge, such as the reexamination of one of our patents by the United States Patent and Trademark Office, or challenges to the validity or enforceability of our intellectual property rights by third parties, including our licenses.
Despite our efforts, unauthorized parties may attempt to misappropriate our products or technology, or to obtain and use information that we regard as proprietary. Policing and identifying unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our intellectual property in the United States or abroad will be adequate or that competitors will not independently develop similar technology. In addition, due to recent court decision we may not be successful in obtaining an injunction to stop infringement by third parties unless we are able to meet applicable standards of equity.

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
In addition to our direct sales force, we rely on indirect channel partners such as OEMs, VARs, and independent distributors for licensing and support of our products in the United States and internationally. License revenue from channel partners comprised 23% of Hyperion’s total license revenue during the second quarter of fiscal 2007. Indirect channel sales involve a number of special risks, including:
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
Hyperion is subject to the possibility of customer claims.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth, for the periods indicated, our repurchases of common stock in the second quarter of fiscal 2007.

			Total Number of	Approximate
	Total Number		Shares Purchased	Dollar Value of
	of Shares	Average Price	as Part of Publicly	Shares that May
	Purchased	Paid per	Announced Plans	Yet Be Purchased
Period	[1]	Share	[2]	Under the Plans
(In thousands, except per share data)
October 1, 2006 – October 31, 2006	—	$—	—	$40,000
November 1, 2006 – November 30, 2006	96	$37.59	96	$36,392
December 1, 2006 – December 31, 2006	104	$37.04	104	$32,543

[1]	All stock repurchases during the three months ended December 31, 2006, were made in open-market transactions as part of our publicly announced plans.

[2]	On April 20, 2006, we announced that our Board of Directors had authorized a plan to repurchase up to $100.0 million of our common stock. In the second quarter of fiscal 2007, a total of 0.2 million shares were purchased under this plan. As of December 31, 2006, $32.5 million remain as authorized for additional stock repurchases.
ITEM 3. DEFAULTS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on November 15, 2006:
1.	To elect three Class II directors to serve on our board of directors for a three-year term.

	For	Withheld
Nanci Caldwell	55,177,324	282,007
Jeffrey Rodek	55,062,500	396,831
Maynard Webb	54,949,828	509,503
The other six directors whose term of office as director continued after the meeting were: Henry Autry, Terry Carlitz, Yorgen Edholm, Gary Greenfield, John Riccitiello and Godfrey Sullivan.

2.	To approve amendment of our 2004 Equity Incentive Plan.

For	41,504,967
Against	9,251,209
Abstain	317,853
Broker non-votes	4,385,302
3.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

For	55,155,634
Against	299,231
Abstain	4,466
Broker non-votes	—
ITEM 5. OTHER INFORMATION
(a) Not applicable.
(b) None.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Hyperion Solutions Corporation. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference).

10.1
Executive Employment Agreement between Hyperion and Mr. Temple, effective October 16, 2006. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference).

10.2
2004 Equity Incentive Plan of Hyperion Solutions Corporation, as amended. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference).

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

Date: February 8, 2007	Hyperion Solutions Corporation (Registrant)
	By:	/s/ ROBIN L. WASHINGTON
Robin L. Washington
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Hyperion Solutions Corporation. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference).

10.1
Executive Employment Agreement between Hyperion and Mr. Temple, effective October 16, 2006. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference).

10.2
2004 Equity Incentive Plan of Hyperion Solutions Corporation, as amended. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006 and incorporated herein by reference).

31.1	Certification of Godfrey R. Sullivan pursuant to Rule 13a-14(a).

31.2	Certification of Robin L. Washington pursuant to Rule 13a-14(a).

32.1	Certification of Godfrey R. Sullivan pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Robin L. Washington pursuant to 18 U.S.C. Section 1350.